Form 10-Q
period 2001-03-31
OGLEBAY NORTON CO /OHIO/
filed 2001-05-15
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended March 31, 2001 Commission File number 000-25651

OGLEBAY NORTON COMPANY

(Exact name of registrant as specified in its charter)

Ohio	34-1888342

(State or other jurisdiction of incorporation or organization)	(I.R.S.employer identification no.)

1100 Superior Avenue	Cleveland, Ohio	44114-2598

(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code 216 861-3300

None

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Common Shares outstanding at April 30, 2001:	4,972,191

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION	Page Number

Item 1
Condensed Consolidated Statement of Operations (Unaudited) — Three Months Ended March 31, 2001 and 2000	3

Condensed Consolidated Balance Sheet (Unaudited)— March 31, 2001 and December 31, 2000	4

Condensed Consolidated Statement of Cash Flows (Unaudited) — Three Months Ended March 31, 2001 and 2000	5

Notes to Condensed Consolidated Financial Statements	6 -10

Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 3
Quantitative and Qualitative Disclosures About Market Risk	17

PART II. OTHER INFORMATION

Item 1
Legal Proceedings	18

Item 2
Changes in Securities and Use of Proceeds	18

Item 3
Defaults upon Senior Securities	18

Item 4
Submission of Matters to a Vote of Security Holders	18-19

Item 5
Other Information	19

Item 6
Exhibits and Reports on Form 8-K	19

SIGNATURES	20

Part I. Item 1. FINANCIAL INFORMATION
OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended March 31
	2001	2000

NET SALES AND OPERATING REVENUES	$65,736	$58,180

COSTS AND EXPENSES
Cost of goods sold and operating expenses	49,601	42,569
Depreciation, depletion and amortization	4,772	4,713
Goodwill amortization	706	648
General, administrative and selling expenses	8,666	7,683
Non-recurring charge for early retirement program and consolidation of operations	4,123	-0-

	67,868	55,613

OPERATING (LOSS) INCOME	(2,132)	2,567

Gain on disposition of assets	134	144
Interest expense	(9,952)	(6,909)
Other expense—net	(6,052)	(26)

LOSS BEFORE INCOME TAXES	(18,002)	(4,224)
Income tax benefit	(6,539)	(1,414)

NET LOSS	$(11,463	$(2,810)

NET LOSS PER SHARE—BASIC	$(2.30)	$(0.57)

NET LOSS PER SHARE—ASSUMING DILUTION	$(2.30)	$(0.57)

DIVIDENDS PER SHARE OF COMMON STOCK	$0.20	$0.20

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

	(UNAUDITED)
	March 31 2001	December 31 2000

ASSETS

CURRENT ASSETS
Accounts receivable, less reserve for doubtful accounts (2001-$2,943; 2000-$3,037)	$35,325	$52,074
Inventories	44,159	46,624
Deferred income taxes	3,509	3,509
Prepaid insurance and other expense	20,303	5,449

TOTAL CURRENT ASSETS	103,296	107,656

PROPERTY AND EQUIPMENT	704,128	693,965
Less allowances for depreciation, depletion and amortization	241,597	236,859

	462,531	457,106

GOODWILL (net of accumulated amortization of $8,868 in 2001 and $8,162 in 2000)	76,079	76,766

PREPAID PENSION COSTS	36,952	39,764

OTHER ASSETS	16,267	18,754

TOTAL ASSETS	$695,125	$700,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2,443	$4,695
Accounts payable	17,045	19,990
Payrolls and other accrued compensation	4,723	9,887
Accrued expenses	10,783	13,119
Accrued interest expense	7,082	9,859
Income taxes payable	-0-	4,524

TOTAL CURRENT LIABILITIES	42,076	62,074

LONG-TERM DEBT, less current portion	399,895	373,896
POSTRETIREMENT BENEFITS OBLIGATIONS	45,544	44,685
OTHER LONG-TERM LIABILITIES	30,578	20,352
DEFERRED INCOME TAXES	41,138	46,039

STOCKHOLDERS’ EQUITY
Common stock, par value $1 per share, authorized 10,000 shares; issued 7,253 shares	7,253	7,253
Additional capital	9,301	9,521
Retained earnings	155,216	167,673
Accumulated other comprehensive loss	(4,526)	(94)

	167,244	184,353

Treasury stock, at cost — 2,285 shares at respective dates	(31,350)	(31,353)

	135,894	153,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$695,125	$700,046

See notes to condensed consolidsted financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three Months Ended March 31
	2001	2000
OPERATING ACTIVITIES
Net Loss	$(11,463)	$(2,810)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, depletion and amortization	4,772	4,713
Goodwill amortization	706	648
Deferred income taxes	(1,880)	878
Gain on disposition of assets	(134)	(144)
Non-recurring charge	4,123	-0-
Provision for a note receivable	3,500	-0-
Decrease (increase) in prepaid pension costs	2,374	(975)
Deferred maintenance costs	(15,623)	(5,944)
Decrease in accounts receivable	13,387	10,819
Decrease in inventories	2,465	1,165
(Decrease) increase in accounts payable	(2,945)	1,236
Decrease in payrolls and other accrued compensation	(5,164)	(6,151)
Decrease in accrued expenses	(1,986)	(1,333)
Decrease in accrued interest	(2,777)	(2,476)
Decrease in income taxes payable	(1,163)	(2,244)
Other operating activities	(2,900)	(2,824)

NET CASH USED FOR OPERATING ACTIVITIES	(14,708)	(5,442)

INVESTING ACTIVITIES
Capital expenditures	(9,878)	(8,169)
Acquisition of businesses	-0-	(562)
Proceeds from the disposition of assets	195	168

NET CASH USED FOR INVESTING ACTIVITIES	(9,683)	(8,563)

FINANCING ACTIVITIES
Repayments on long-term debt	(35,450)	(33,550)
Additional long-term debt	60,755	48,561
Financing costs	(14)	(1)
Payments of dividends	(994)	(992)

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,297	14,018

Effect of exchange rate changes on cash and cash equivalents	94	(13)

Decrease in cash and cash equivalents	-0-	-0-

CASH AND CASH EQUIVALENTS, JANUARY 1	-0-	-0-

CASH AND CASH EQUIVALENTS, MARCH 31	$-0-	$-0-

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes to the condensed consolidated financial statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management of the Company, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such periods have been made. Additionally, certain amounts in the prior year have been reclassified to conform with the 2001 condensed consolidated financial statement presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.

Operating results are not necessarily indicative of the results to be expected for the year, due to the seasonal nature of certain aspects of the Company's business. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's condensed consolidated financial statements. Actual results could differ from those estimates and assumptions.

3.	Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as required. SFAS No. 133 requires companies to recognize all derivative instruments on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. SFAS No. 133 impacts the Company because the Company's Revolving Credit Facility requires interest rate protection on fifty-percent of the Company's senior secured debt. Accordingly, the Company entered into interest rate swap agreements in the prior year to substitute fixed interest rates for LIBOR-based interest rates on notional amounts totaling $220,000,000 on January 1, 2001 and continuing throughout the first quarter. On January 1, 2001 some of these interest rate swap agreements were designated and qualified as cash flow hedges. Cash flow hedges are defined as hedges that protect against the risk that variable rates may cause future cash flows to be uncertain. The effective portion of the changes in fair value of cash flow hedges is recorded in other comprehensive income and is recognized in the income statement in the period when the hedged transaction affects earnings. The Company also had some interest rate swap agreements that did not qualify as hedges because of collars or options contained within the agreements. These derivatives had to be adjusted to fair value through income.

The adoption of SFAS No. 133 on January 1, 2001 resulted in a direct charge of $3,825,000 (net of income taxes of $2,445,000) to other comprehensive income (loss), which is included in stockholders' equity. Of the total amount charged to other comprehensive income (loss) $2,820,000 (net of income taxes of $1,803,000) relates to interest rate swap agreements that did not qualify as cash flow hedges and will be amortized into interest expense over the life of the derivative instruments, which is 10 quarters. The first quarter charge in 2001 to interest expense on these derivatives was $462,000 pretax (or $0.06 per share net loss, assuming dilution). In the remaining nine months of 2001 the Company will reclassify into interest expense a $1,387,000 pretax charge currently included in accumulated other comprehensive income (loss).

SFAS No. 133 also requires the Company to mark-to-market all derivative instruments. For the Company's effective cash flow hedges the mark-to-market valuation required an additional $1,045,000 (net of taxes of $669,000) direct charge to other comprehensive income (loss) in the first quarter of 2001. For the Company's interest rate swaps that did not qualify as cash flow hedges the mark-to-market valuation required a non-cash pretax charge of $2,650,000 (or $0.32 per share net loss, assuming dilution) in the first quarter of 2001, which is recorded in other expense in the Condensed Consolidated Statement of Operations. Additionally, the Company recorded a pretax charge of $297,000 (or $0.04 per share net loss, assuming dilution) in the first quarter of 2001 on cash settlements relating to these ineffective derivative instruments. The Company restructured all interest rate swap agreements that did not qualify as cash flow hedge instruments at the end of the first quarter to qualify as cash flow hedges. Changes in fair value of these cash flow hedges will now be recorded in other comprehensive income (loss) and will be recognized in the income statement in the period when the hedged transaction affects earnings. The ineffective portion of these derivative instruments change in fair value will be immediately recognized in net income. The charge to net income related to the ineffective portion on cash flow hedges in the first quarter was immaterial. The Company does not anticipate recording material charges to other expense for interest rate swaps in future quarters. The total impact of SFAS No. 133 was a pretax charge of $3,409,000 in the first quarter of 2001 (or $0.42 per share net loss, assuming dilution).

At March 31, 2001, the Company's derivatives have maturities ranging from June 30, 2003 through June 30, 2004. In addition, the Company's current cash flow hedge agreements call for quarterly cash settlements, which will be charged to interest expense. The Company estimates, using forecasted LIBOR interest rates, $3,804,000 pretax losses included in accumulated other comprehensive income (loss) will be reclassified into interest expense in the remaining nine months of 2001. The Company includes the liability for these derivative instruments in Other Long-Term Liabilities on the Company's Condensed Balance Sheet. At March 31, 2001, the liability for these derivatives was $10,590,000.

When using interest rate swap agreements, the intermediaries to such agreements expose the Company to the risk of nonperformance, though such risk is not considered likely under the circumstances. The Company does not hold or issue financial instruments for trading purposes.

4.	The Company recorded a $4,123,000 pretax charge (or $0.51 per share net loss, assuming dilution) in the first quarter of 2001 related to a voluntary early retirement program and the consolidation of its Performance Minerals' Ohio-based operations. A total of 23 salaried employees and one hourly employee accepted the voluntary early retirement program. This represented 6% of the total salaried personnel in the Company. The consolidation of the Ohio-based Performance Minerals' operations resulted in the termination of 19 employees. The total charge included a non-cash incremental charge of $3,726,000 related to the pension and postretirement benefits of employees accepting the early retirement program. The cash payouts on the balance of $397,000 will be made in future quarters.

The Company also recorded a $3,500,000 pretax charge (or $0.42 per share net loss, assuming dilution) in the first quarter of 2001 to establish a reserve against an unsecured note receivable arising from the 1998 sale of a discontinued, steel-related business. The Company deemed this reserve necessary primarily because of the uncertain financial condition of the buyer and the buyer's customer base, including Chapter 11 bankruptcy filings of several of the buyer's major customers. The buyer is currently in default on the note. This one-time, non-cash charge was included in other expense in the Condensed Consolidated Statement of Operations and the reserve is netted with Other Assets in the Condensed Consolidated Balance Sheet.

5.	The following table sets forth the reconciliation of the Company's net loss to its comprehensive income (loss) (in thousands):

	Three Months Ended March 31

	2001	2000

Net loss	$(11,463)	$(2,810)

Other comprehensive income (loss):

Derivative instruments:
Cumulative effect of change in accounting for derivatives - net of tax	(3,825)	-0-
Loss on derivative instruments - net of tax	(1,045)	-0-
Reclassification adjustments to earnings - net of tax	344	-0-

Total derivative instruments	(4,526)	-0-

Foreign currency translation adjustments	94	(13)

Comprehensive loss	$(15,895)	$(2,823)

6.	The calculation of net loss per share follows (in thousands, except per share amounts):

	Three Months Ended March 31

	2001	2000

Net loss per share-basic:

Net loss	$(11,463)	$(2,810)

Average number of shares outstanding	4,991	4,959

Net loss per share-basic	$(2.30)	$(0.57)

	Three Months Ended March 31

	2001	2000

Net loss per share-assuming dilution:

Net loss	$(11,463)	$(2,810)

Average number of shares outstanding	4,991	4,959
Dilutive effect of stock plans	-0-	-0-

Adjusted average number of shares outstanding	4,991	4,959

Net loss per share- assuming dilution	$(2.30)	$(0.57)

7.	Effective January 1, 2001, the Company realigned its businesses into three reporting segments focused on its key markets served. This new segment reporting structure aligns operations which share business strategies, are related by geography and product mix, and reflect the way management evaluates the operating performance of its businesses. The operations will be reported in 2001 as: Great Lakes Minerals, which is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company's Michigan Limestone and Marine Services operations; Global Stone, whose lime, limestone fillers, chemical limestone, construction aggregate and lawn and garden product businesses operate primarily in the Southeast and Mid-Atlantic regions; and Performance Minerals, which mines and processes specialized industrial minerals, primarily high-purity silica sands and muscovite mica, and combines the Industrial Sands and Specialty Minerals operations.

The Company supplies essential natural resources to industrial and commercial customers. Through the direct sales force of its three operating segments, the Company serves customers in a wide range of industries, including building materials, energy, environmental and industrial / specialty.

The following table sets forth the operating segment information as of and for the three months ended March 31, 2001 and 2000 (in thousands):

	Great Lakes Minerals	Global Stone	Performance Minerals	Total Segments	Corporate and Other	Consolidated

2001
Identifiable assets	$261,832	$278,389	$100,879	$641,100	$54,025	$695,125
Depreciation, depletion and amortization expense	68	3,545	1,845	5,458	20	5,478
Capital expenditures	2,422	4,149	3,307	9,878		9,878

Net sales and operating revenues	$3,805	$38,618	$23,313	$65,736		$65,736

Operating (loss) income	$(1,972)	$2,660	$2,460	$3,148	$(5,280)	$(2,132)
Gain on disposition of assets		1	133	134		134
Interest expense					(9,952)	(9,952)
Other expense— net					(6,052)	(6,052)

(Loss) income before income taxes	$(1,972)	$2,661	$2,593	$3,282	$(21,284)	$(18,002)

2000
Identifiable assets	$165,870	$258,457	$93,001	517,328	$54,342	$571,670
Depreciation, depletion and amortization expense	44	3,456	1,832	5,332	29	5,361
Capital expenditures	2,297	4,383	1,483	8,163	6	8,169

Net sales and operating revenues	$3,075	$35,741	$19,364	$58,180		$58,180

Operating (loss) income	$(444)	$3,134	$1,503	$4,193	$(1,626)	$2,567
Gain on disposition of assets					144	144
Interest expense					(6,909)	(6,909)
Other expense-net					(26)	(26)

(Loss) income before income taxes	$(444)	$3,134	$1,503	$4,193	$(8,417)	$(4,224)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations may contain statements concerning certain trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) unfavorable weather conditions particularly in the Great Lakes region and/or the continuation of lower water levels; (2) fluctuations in energy, fuel and oil prices; (3) a decline in steel production; (4) changes in the demand for the Company's products or services due to changes in technology; (5) a decline in Great Lakes and Mid-Atlantic construction activity; (6) a weakening in the California economy and population growth rates in the Southwestern United States; (7) the outcome of negotiations of labor agreements; (8) the loss or bankruptcy of major customers (some of the Company's customers have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code); and (9) changes in environmental laws. Fluctuations in oil prices have both a positive and negative impact on the Company. High oil prices generally result in more drilling activity, positively impacting the Company's Performance Minerals business segment, while at the same time increasing the operating costs of the Company's vehicles, vessels and processing plants.

        Due to the seasonal nature of certain aspects of the Company's business, the operating results and cash flows for the first three months of the year are not necessarily indicative of the results to be expected for the full year.

FINANCIAL CONDITION

        In the third quarter of 2000, the Company acquired certain assets from J.M. Huber Corporation ("Global Stone Portage") for $12,512,000 in cash. The acquired facility processes fine-ground limestone for use in environmental applications at coal-fired power plants. The assets and results of operations of Global Stone Portage are included within the Company's Global Stone segment.

        In the second quarter of 2000, the Company acquired all of the partnership interests in Michigan Limestone Operations Limited Partnership ("Michigan Limestone") for: $53,000,000 in cash; $8,247,000 in assumed debt ($6,314.000 refinanced at closing); and contingent payments subject to achieving certain operating performance parameters through 2011. In the first quarter of 2001 the Company made its initial contingent payment of $3,185,000 representing additional purchase price and an increase to mineral reserves. The remaining contingent payments can be as high as $36,000,000 in total, with a maximum payment of $4,000,000 in any one year. Contingent payments will be allocated to mineral reserves up to the appraised value and thereafter to goodwill. The business has two facilities in Michigan, one of which supplies high calcium limestone and the other dolomitic limestone to a wide variety of users including the building materials, energy and metallurgy industries. Both facilities have access to the Great Lakes and ship essentially all their output by vessel. The assets and results of operations of Michigan Limestone are included within the Company's Great Lakes Minerals segment.

        In conjunction with the Michigan Limestone acquisition, the Company entered into a new three-year $118,000,000 Term Loan with its banking group and extended its existing $232,000,000 Senior Credit Facility by two years. Both facilities expire on April 3, 2003 and do not require any amortization of principal. The pricing features and covenants of the new Term Loan are the same as the prior Senior Credit Facility. Both credit facilities are senior to the Company's $100,000,000 Senior Subordinated Notes issued in 1999.

        The Michigan Limestone and Global Stone Portage acquisitions were accounted for as business combinations applying the purchase method of accounting. The results of operations for these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. The purchase prices have been allocated based on estimated fair values at the dates of acquisition. The purchase price allocations for Michigan Limestone will be finalized in the second quarter of 2001 when the valuation for postretirement benefit obligations will be completed.

        The Company's operating activities used cash of $14,708,000 in the first three months of 2001 compared with $5,442,000 used in the same period in 2000. The primary reason for the increased use of cash in the first three months of 2001 related to the winter expenses in the Great Lakes Minerals segment. Winter maintenance at the Michigan Limestone operations was $8,179,000 higher than 2000 because of the timing of the acquisition. In addition, the Company's initial contingent payment on the Michigan Limestone acquisition of $3,185,000 was paid in the first quarter of 2001. This was partially offset by an increase in accounts receivable collections in the first quarter of 2001 compared with 2000. The operating results of the Company's business segments are discussed in more detail under "RESULTS OF OPERATIONS".

        Capital expenditures totaled $9,878,000 in the first three months of 2001 compared with $8,169,000 for the same period in 2000. Expenditures for replacement of existing equipment totaled approximately $6,100,000. Expansion projects received funding of $2,164,000, with the balance of $1,614,000 allocated to the quarries. Capital expenditures for the Company for 2001 are expected to approximate $26,000,000.

        In the first three months of 2001 the Company's additional borrowings exceeded debt repayments by $25,305,000 compared with the first three months of 2000 in which additional borrowings exceeded debt repayments by $15,011,000. Additional borrowings exceeded debt payments in both years because of working capital requirements and capital expenditures combined with the Great Lakes Minerals operations being substantially dormant. The increase in borrowings in 2001 compared with 2000 is primarily due to the cash used in funding the winter maintenance projects at the Michigan Limestone operations, which was acquired in the second quarter in 2000.

        The Company declared a dividend of $0.20 per share in the first three months of both 2001 and 2000. Dividends paid were $994,000 in the first three months of 2001 compared with $992,000 for the same three months in 2000.

        At March 31, 2001 the Company had $65,040,000 available for use on the Revolving Credit Facility. The interest rate on the Revolving Credit Facility, which approximated 8.2% on March 31, 2001, is based on LIBOR interest rates, plus an applicable margin. Anticipated cash flows from operations and current financial resources are expected to meet the Company's needs during 2001. All financing alternatives are under constant review to determine their ability to provide sufficient funding at the lowest possible cost.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2000

        Effective January 1, 2001, the Company realigned its businesses into three reporting segments focused on its key markets served. This new segment reporting structure aligns operations which share business strategies and that are related by geography and product mix, and reflect the way management evaluates the operating performance of its business. The operations will be reported in 2001 as: Great Lakes Minerals, which is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company's Michigan Limestone and Marine Services operations; Global Stone, whose lime, limestone fillers, chemical limestone, construction aggregate and lawn and garden product businesses operate primarily in the Southeast and Mid-Atlantic regions; and Performance Minerals, which mines and processes specialized industrial minerals, primarily high-purity silica sands and muscovite mica, and combines the Industrial Sands and Specialty Minerals operations.

        The Company's net sales and operating revenues of $65,736,000 in the first quarter of 2001 were 13% greater than net sales and operating revenues of $58,180,000 for the same quarter in 2000. The Company recorded an operating loss for the first quarter of 2001 of $2,132,000 compared with operating income of $2,567,000 for the same period in 2000. The Company reported a net loss of $11,463,000 ($2.30 per share, assuming dilution) for the three months ended March 31, 2001, compared with a net loss of $2,810,000 ($0.57 per share, assuming dilution) for the same period in 2000. The increase in net sales and operating revenues in the first quarter of 2001 compared to 2000 is attributable to Performance Minerals, combination of increased demand for fracturing sands used in domestic oil production and customer freight included in revenue. Also contributing to year over year growth is the revenue from the September 2000 acquisition of Global Stone Portage. The $4,699,000 reduction in operating income in the first quarter of 2001 compared with first quarter 2000 is primarily attributable to the predominantly non-cash $4,123,000 charge related to a voluntary early retirement program and the consolidation of the Company's Performance Minerals' Ohio-based operations. The $8,653,000 increase in net loss in the first quarter of 2001 was primarily the result of special charges, including the voluntary early retirement program, a one-time non-cash charge used to establish a reserve against an unsecured note receivable and charges related to the adoption with Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." In total the special charges resulted in a pretax charge of $11,032,000 (or $1.35 per share net loss, assuming dilution). In addition, interest expense was higher in the first quarter of 2001 compared to the prior year quarter due to the additional borrowing used to fund the 2000 acquisition activity and a higher cost of borrowings.

        Operating results of the Company's business segments for the three months ended March 31, 2001 and 2000 are discussed below.

Net sales and operating revenues

        Great Lakes Minerals: Net sales and operating revenues for the Company's Great Lakes Minerals segment increased by $730,000, or 23%, to $3,805,000 for the first quarter of 2001 from $3,075,000 for the first quarter of 2000. The increase in net sales and operating revenues was primarily the result of $880,000 in sales from the mining operations acquired in April 2000. First quarter net sales and operating revenues for the Great Lakes Minerals segment historically represent less than 5% of the total year results because of the curtailed winter operations.

        Global Stone: Net sales for the Company's Global Stone segment totaled $38,618,000 for the three months ended March 31, 2001, compared with $35,741,000 in the same quarter of 2000, an increase of $2,877,000 or 8%. The primary increase in sales is attributable to the first quarter 2001 sales of Global Stone Portage, acquired in September 2000. In addition, one of the segment's operations had sales growth related to the addition of new customers for chemical limestone and industrial fillers and higher amounts of customer freight included in revenue.

        Performance Minerals: Net sales for the Company's Performance Minerals segment totaled $23,313,000 in the three months ended March 31, 2001, an increase of 20% from $19,364,000 for the same quarter of 2000. The increase in net sales is attributable to increased frac sand sales to support drilling activity by oil field service firms primarily in central California. An increase in freight revenue on these sales also contributed to the increase in net sales.

Cost of goods sold and operating expenses

        Great Lakes Minerals: Cost of goods sold and operating expenses for the Great Lakes Minerals segment totaled $3,581,000 for the three months ended March 31, 2001, compared with $1,962,000 for the same period in 2000, an increase of $1,619,000, or 83%. Cost of goods sold and operating expenses as a percentage of net sales and operating revenues were 94% in the first quarter of 2001 and 64% in the same quarter of 2000. The increase in cost of goods sold and operating expense dollars, and as a percentage of net sales and operating revenues, resulted from increased costs associated with bringing the vessels into port in January at the end of the sailing season and the absorption of higher vessel fuel costs not recovered through contractual pass-throughs to customers. First quarter cost of goods sold and operating expenses for the Great Lakes Minerals segments are historically not material to the total year because of curtailed winter operations.

        Global Stone: Cost of goods sold for the Global Stone segment totaled $29,766,000 during the three months ended March 31, 2001, compared with $27,022,000 in the three months ended March 31, 2000, an increase of 10%. Cost of goods sold as a percentage of net sales were 77% in the first quarter of 2001 compared with 76% in the same period of 2000. The increase in cost of goods sold as a percentage of net sales is primarily the result of increased energy costs throughout the Global Stone business. The increase in total cost of sales dollars includes increased energy costs plus the timing of the Global Stone Portage acquisition.

        Performance Minerals: Cost of goods sold for the Performance Minerals segment increased $2,669,000, or 20%, to $16,254,000 in the first quarter of 2001 from $13,585,000 for the same period in 2000. Cost of goods sold as a percentage of net sales were 70% for the first quarter of 2001 and 2000. The increase in total cost of sales dollars is the direct result of the demand increases for frac sand.

Depreciation, Depletion and Amortization

        Depreciation, depletion and amortization expense increased 2% to $5,478,000 for the three months ended March 31, 2001 compared with $5,361,000 for the same period of 2000. This minor increase in depreciation is primarily attributable to increased amortization in the Global Stone segment.

General, administrative and selling expenses

        Total general, administrative and selling expenses were $8,666,000 for the first quarter of 2001, compared with $7,683,000 for 2000, an increase of $983,000 or 13%. The majority of this dollar increase results from the Great Lakes Minerals mining operations, acquired in April 2000. The percentage of general, administrative and selling expenses to total net sales and operating revenues is comparable at 13% in both the first quarter of 2001 and 2000.

Non-recurring charge for early retirement program and consolidation of operations

        In the first quarter of 2001, the Company recorded a $4,123,000 charge related to a voluntary early retirement program and the consolidation of its Performance Minerals' Ohio-based operations. The majority of this was a non-cash charge (90%) relating to the revaluation of the pension and postretirement benefits in conjunction with the voluntary early retirement program and is included in Corporate and Other.

Operating (Loss) Income

        Great Lakes Minerals: The segment had an operating loss of $1,972,000 for the first quarter of 2001 compared with an operating loss of $444,000 for the same period of 2000. The reduction in operating income is the result of the timing of the Segment's mining acquisition, whose business undergoes scheduled winter maintenance for the majority of the quarter and increased costs associated with bringing the vessels into port.

        Global Stone: The segment contributed $2,660,000 to operating income for the three months ended March 31, 2001, compared with $3,134,000 in the same period of 2000. The $474,000, or 15%, decrease in operating income in the first quarter of 2001 is primarily the result of the adverse weather conditions delaying lawn and garden shipments to retailers and higher energy and fuel costs at all the locations.

        Performance Minerals: Operating income for the Performance Minerals segment was $2,460,000 for the first quarter of 2001 compared with $1,503,000 for the same period of 2000. The increase of $957,000, or 64%, in operating income was principally the result of increased demand for frac sands, used in oil field drilling in central California. Additionally, mica operations improved as the result of efficiencies gained from a reduction in staffing.

        Corporate and Other: Certain general and administrative expenses are not allocated to the business segments. Accordingly, Corporate and Other recognized an operating loss of $5,280,000 in the first quarter of 2001, which was $3,654,000 greater than the $1,626,000 operating loss for the three months ended March 31, 2000. The increase in operating loss was primarily the result of the revaluation of the Company's salaried pension and postretirement benefit plans in conjunction with the voluntary early retirement program in the first quarter of 2001.

Interest expense

        Interest expense increased 44% to $9,952,000 in the first quarter of 2001 compared with $6,909,000 for the same period of 2000. The increase in interest expense is principally the result of increased debt levels used to fund the 2000 acquisitions. Higher cost of borrowings also increased interest expense in the three months ended March 31, 2001 compared to the same period for 2000. In addition, the Company adopted SFAS No. 133 in the first quarter of 2001. Upon adoption the Company recognized a $2,820,000, net of tax, non-cash direct charge to other comprehensive income ($4,623,000 pretax). This charge must be amortized as a charge to interest expense over the remaining life of the original derivative instruments, 10 quarters, and $462,000 (pretax) of this amortization was included in interest expense in the first quarter of 2001.

Other expense-net

        Also as a result of adopting SFAS No. 133, the Company recorded a charge of $2,948,000, included in other expense, relating to the required mark-to-market of the Company's interest rate swap agreements in the first quarter of 2001. The Company does not anticipate material additional charges in other expense in future quarters related to SFAS No. 133, as its derivative agreements were restructured to meet the requirements of effective cash flow hedge agreements, where charges are recognized as interest expense in the income statement when the hedged transaction affects earnings.

        The Company has also recorded a non-cash charge of $3,500,000, included in other expense, to establish a reserve against an unsecured note receivable arising from the 1998 sale of a discontinued, steel-related business. The Company deemed this reserve necessary primarily because of the uncertain financial condition of the buyer and the buyers customer base, including Chapter 11 bankruptcy filings of several of the buyers major customers. The buyer is currently in default on the note.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information regarding the Company's financial instruments that are sensitive to changes in interest rates was disclosed in the Form 10-K filed by the Company on March 8, 2001.

        The following table provides information about the Company's derivative and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and debt obligations. For debt obligations, the table presents cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average LIBOR interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward LIBOR rates in the yield curve, plus a 2.25% margin in 2001 and 2000 for variable rate long-term debt. The Company does not hold or issue financial instruments for trading purposes.

	March 31, 2001
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$1,403	$2,065	$1,954	$2,016	$2,010	$110,963	$120,411	$113,721
Average interest rate	9.65%	9.66%	9.68%	9.71%	9.78%	9.82%

Variable rate	333	333	279,925	334	334	668	281,927	281,927
Average interest rate	6.85%	7.25%	7.85%	4.71%	5.02%	5.27%

Interest rate derivatives:
Interest rate swaps:
Variable to fixed			170,000	50,000			220,000	10,590
Average LIBOR pay rate	6.87%	6.87%	6.79%	6.97%
Average LIBOR receive rate	4.60%	5.00%	5.60%	5.91%

	December 31, 2000
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$4,362	$2,065	$1,954	$2,016	$2,010	$110,963	$123,370	$106,506
Average interest rate	9.59%	9.66%	9.68%	9.71%	9.78%	9.82%

Variable rate	333	334	253,219	334	334	667	255,221	255,221
Average interest rate	7.86%	7.92%	8.13%	4.99%	5.13%	5.25%

Interest rate derivatives:
Interest rate swaps:
Variable to fixed		20,000	200,000				220,000	6,270
Average LIBOR pay rate	6.92%	6.94%	6.90%
Average LIBOR receive rate	5.61%	5.67%	5.88%

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                  Not Applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Pursuant to a Termination Agreement, dated as of April 30, 2001, the Amended and Restated Rights Agreement, dated February 22, 1989, as amended (the "Rights Agreement"), between the Company and National City Bank, as Rights Agent, was terminated. The Rights Agreement, also known as the "poison pill," provided that, under certain circumstances, each holder of a Preferred Share Purchase Right was entitled to purchase preferred stock at a specified price. The Company eliminated the poison pill in connection with the reincorporation of the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the 2001 Annual Meeting of Stockholders of the Company's predecessor (Oglebay Norton Company, a Delaware corporation) held on April 25, 2001, the stockholders approved an agreement of merger pursuant to which the Company's state of incorporation was changed from Delaware to Ohio. As part of the reincorporation, the number of authorized shares of the Company was increased from 10 million to 30 million and the Board of Directors was declassified so that each director must stand for re-election on an annual basis. In addition, at the 2001 Annual Meeting of Stockholders, the stockholders elected three directors, M.E. Bank, W.G. Bares and J.D. Weil. Given that the approval of the reincorporation proposal eliminated the classified Board of Directors, each of these directors will serve one-year terms expiring at the Company's 2002 Annual Meeting of Shareholders. The remaining directors of the Company whose term in office as a director continued after the Annual Meeting were A.C. Bersticker, J.T. Bartlett, J.N. Lauer, M.W. Ludlow and W.G. Pryor.

Voting for the reincorporation proposal and the election of directors was as follows:

	Reincorporation	M.E. Bank	W.G. Bares	J.D. Weil

For:	3,898,099	4,003,930	4,000,052	4,011,672

Against:	168,170	0	0	0

Abstentions:	16,572	78,910	82,788	71,168

Broker Non-Votes:	881,441	881,442	881,442	881,442

Proxies were solicited on behalf of the Company by Georgesson and Company as set forth in the Company's definitive proxy statement dated March 8, 2001.

ITEM 5.   OTHER INFORMATION

                  Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

2	Agreement and Plan of Merger, dated as of January 8, 2001, between Oglebay Norton Company, a Delaware corporation, and ON Minerals Company, Inc., an Ohio corporation (included as Exhibit A in the Proxy Statement/Prospectus included as part of the Registration Statement on Form S-4 filed by the Company on January 11, 2001, as amended, and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation of the Company (included as Exhibit B in the Proxy Statement/Prospectus included as part of the Registration Statement on Form S-4 filed by the Company on January 11, 2001, as amended, and incorporated herein by reference).

3.2

Regulations of the Company (included as Exhibit C in the Proxy Statement/Prospectus included as part of the Registration Statement on Form S-4 filed by the Company on January 11, 2001, as amended, and incorporated herein by reference).

(b)        Reports on Form 8-K

On January 11, 2001, the Company filed a report on Form 8-K with respect to its proposal to change the Company's state of incorporation from Delaware to Ohio.

On May 1, 2001, the Company filed a report on Form 8-K announcing the reincorporation of the Company from Delaware to Ohio.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

DATE: May 15, 2001	By:	/s/ DAVID H. KELSEY

David H. Kelsey Vice President and Chief Financial Officer On behalf of the Registrant

	By:	/s/ MICHAEL F. BIEHL

Michael F. Biehl Vice President- Finance And Treasurer On behalf of the Registrant as Principal Accounting Officer