Form 10-Q
period 2001-06-30
OGLEBAY NORTON CO /OHIO/
filed 2001-08-10
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2001 Commission File number 000-25651

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

Yes ☒	No ☐

Common shares outstanding at July 31, 2001:	4,973,940

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION	Page Number

Item 1
Condensed Consolidated Statement of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2001 and 2000	3

Condensed Consolidated Balance Sheet (Unaudited) - June 30, 2001 and December 31, 2000	4

Condensed Consolidated Statement of Cash Flows (Unaudited) - Six Months Ended June 30, 2001 and 2000	5

Notes to Condensed Consolidated Financial Statements	6 -11

Item 2
Management's Discussion and Analysis of Financial Condition and Results of Operations	12-21

Item 3
Quantitative and Qualitative Disclosures About Market Risk	22-23

PART II. OTHER INFORMATION

Item 1
Legal Proceedings	24

Item 2
Changes in Securities and Use of Proceeds	24

Item 3
Defaults upon Senior Securities	24

Item 4
Submission of Matters to a Vote of Security Holders	24

Item 5
Other Information	24

Item 6
Exhibits and Reports on Form 8-K	24

SIGNATURES	25
Part I. Item 1. FINANCIAL INFORMATION
OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000

NET SALES AND OPERATING REVENUES	$119,544	$113,428	$185,280	$171,608

COSTS AND EXPENSES
Cost of goods sold and operating expenses	85,466	78,729	135,207	121,322
Depreciation, depletion and amortization	9,548	8,343	14,319	13,056
Goodwill amortization	730	539	1,436	1,187
General, administrative and selling expenses	8,846	7,782	17,373	15,441
Non-recurring charge for early retirement program and consolidation of operations	-0-	-0-	4,123	-0-

	104,590	95,393	172,458	151,006

OPERATING INCOME	14,954	18,035	12,822	20,602

(Loss) gain on disposition of assets	(20)	29	114	173
Interest expense	(10,341)	(8,222)	(20,293)	(15,131)
Other income (expense)—net	163	(202)	(5,889)	(228)

INCOME (LOSS) BEFORE INCOME TAXES	4,756	9.640	(13,246)	5,416
Income taxes (benefit)	1,372	3,148	(5,167)	1,734

NET INCOME (LOSS)	$ 3,384	$ 6,492	$ (8,079)	$ 3,682

NET INCOME (LOSS) PER SHARE—BASIC	$ 0.68	$ 1.30	$ (1.62)	$ 0.74

NET INCOME (LOSS) PER SHARE—ASSUMING DILUTION	$ 0.67	$ 1.30	$ (1.62)	$ 0.74

DIVIDENDS PER SHARE OF COMMON STOCK	$ 0.20	$ 0.20	$ 0.40	$ 0.40

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

ASSETS

	(UNAUDITED) June 30 2001	December 31 2000
CURRENT ASSETS
Accounts receivable, less reserve for doubtful accounts (June 30, 2001-$2,937; December 31, 2000-$3,037)	$ 56,644	$ 52,074
Inventories	46,161	46,624
Deferred income taxes	3,509	3,509
Prepaid expenses	17,749	5,449

TOTAL CURRENT ASSETS	124,063	107,656

PROPERTY AND EQUIPMENT	710,572	693,965
Less allowances for depreciation, depletion and amortization	249,577	236,859

	460,995	457,106
GOODWILL (net of accumulated amortization of $9,598 at June 30, 2001 and $8,162 at December 31, 2000)	75,367	76,766

PREPAID PENSION COSTS	37,612	39,764

OTHER ASSETS	15,962	18,754

TOTAL ASSETS	$713,999	$700,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(UNAUDITED)
	June 30 2001	December 31 2000
CURRENT LIABILITIES
Current portion of long-term debt	$ 2,226	4,695
Accounts payable	24,684	19,990
Payrolls and other accrued compensation	6,701	9,887
Accrued expenses	11,664	13,119
Accrued interest expense	9,387	9,859
Income taxes payable	-0-	4,524

TOTAL CURRENT LIABILITIES	54,662	62,074

LONG-TERM DEBT, less current portion	402,767	373,896
POSTRETIREMENT BENEFITS OBLIGATIONS	45,120	44,685
OTHER LONG-TERM LIABILITIES	29,233	20,352
DEFERRED INCOME TAXES	42,929	46,039

STOCKHOLDERS’ EQUITY
Common stock, par value $1 per share, authorized 10,000 shares; issued 7,253 shares	7,253	7,253
Additional capital	9,345	9,521
Retained earnings	157,606	167,673
Accumulated other comprehensive loss	(3,628)	(94)

	170,576	184,353
Treasury stock, at cost— 2,281 and 2,285 shares at respective dates	(31,288)	(31,353)
	139,288	153,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$713,999	$700,046

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six Months Ended June 30
	2001	2000
OPERATING ACTIVITIES
Net (loss) income	$ (8,079)	$ 3,682
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation, depletion and amortization	14,319	13,056
Goodwill amortization	1,436	1,187
Deferred income taxes	(5,342)	1,783
Gain on disposition of assets	(114)	(173)
Non-recurring charge	4,123	-0-
Provision for a note receivable	3,500	-0-
Decrease (increase) in prepaid pension costs	2,151	(1,950)
Deferred winter maintenance costs	(13,259)	(7,308)
Increase in accounts receivable	(4,570)	(10,518)
Decrease (increase) in inventories	464	(777)
Decrease (increase) in other long-term assets	1,385	(668)
Increase in accounts payable	4,693	2,214
Decrease in payrolls and other accrued compensation	(3,185)	(4,709)
(Decrease) increase in accrued expenses	(2,099)	730
(Decrease) increase in accrued interest	(472)	3,507
Decrease in income taxes payable	(4,524)	(6)
Other operating activities	2,393	(314)

NET CASH USED FOR OPERATING ACTIVITIES	(7,180)	(264)

INVESTING ACTIVITIES
Capital expenditures	(18,965)	(16,887)
Acquisition of businesses	-0-	(62,434)
Proceeds from the disposition of assets	269	192

NET CASH USED FOR INVESTING ACTIVITIES	(18,696)	(79,129)

FINANCING ACTIVITIES
Repayments on long-term debt	(87,759)	(283,324)
Additional long-term debt	114,567	365,973
Financing costs	(32)	(1,141)
Payments of dividends	(994)	(1,986)
Purchases of treasury stock	-0-	(134)

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,782	79,388

Effect of exchange rate changes on cash and cash equivalents	94	5

Decrease in cash and cash equivalents	-0-	-0-

CASH AND CASH EQUIVALENTS, JANUARY 1	-0-	-0-

CASH AND CASH EQUIVALENTS, JUNE 30	$ -0-	$ -0-

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes to the condensed consolidated financial statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management of the Company, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such periods have been made. Additionally, certain amounts in the prior year have been reclassified to conform with the 2001 condensed consolidated financial statement presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.	Operating results are not necessarily indicative of the results to be expected for the year, due to the seasonal nature of certain aspects of the Company's business. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's condensed consolidated financial statements. Actual results could differ from those estimates and assumptions.

3.	Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as required. SFAS No. 133 requires companies to recognize all derivative instruments on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. SFAS No. 133 impacts the Company because the Company's Revolving Credit Facility requires interest rate protection on fifty-percent of the Company's senior secured debt. Accordingly, the Company entered into interest rate swap agreements in the prior year to substitute fixed interest rates for LIBOR-based interest rates on notional amounts totaling $220,000,000 on January 1, 2001 and continuing throughout the first six months. On January 1, 2001 some of these interest rate swap agreements were designated and qualified as cash flow hedges. Cash flow hedges are defined as hedges that protect against the risk that variable rates may cause future cash flows to be uncertain. The effective portion of the changes in fair value of cash flow hedges is recorded in other comprehensive income and is recognized in the income statement in the period when the hedged transaction affects earnings. The Company also had some interest rate swap agreements that did not qualify as hedges because of collars and options contained within the agreements. These derivatives had to be adjusted to fair value through income.

The adoption of SFAS No. 133 on January 1, 2001 resulted in a direct charge of $3,825,000 (net of income taxes of $2,445,000) to other comprehensive income (loss), which is included in stockholders' equity. Of the total amount charged to other comprehensive income (loss) $2,820,000 (net of income taxes of $1,803,000) relates to interest rate swap agreements that did not qualify as cash flow hedges and will be amortized into interest expense over the life of the derivative instruments, which is 10 quarters. The charge to interest expense for the three and six month periods ended June 30, 2001 related to these derivatives was $462,000 pretax (or $0.06 per share net loss, assuming dilution) and $925,000 pretax (or $0.12 per share net loss, assuming dilution), respectively.

SFAS No. 133 also requires the Company to mark-to-market all derivative instruments. The Company restructured all interest rate swap agreements that did not qualify as cash flow hedge instruments at the end of the first quarter to qualify as cash flow hedges. Changes in fair value of these cash flow hedges are recorded in other comprehensive income (loss) and will be recognized in the income statement in the period when the hedged transaction affects earnings. The ineffective portion of these derivative instruments' change in fair value will be immediately recognized in net income. The charge to net income related to the ineffective portion on cash flow hedges in the first half of 2001 was immaterial. The total impact of SFAS No. 133 was a pretax charge of $3,883,000 in the first six months of 2001 (or $0.47 per share net loss, assuming dilution).

At June 30, 2001, the Company's derivatives have maturities ranging from June 30, 2003 through June 30, 2004. The Company's current cash flow hedge agreements call for quarterly cash settlements, which will be charged to interest expense. At June 30, 2001, the liability for these derivatives was $9,532,000. When using interest rate swap agreements, the intermediaries to such agreements expose the Company to the risk of nonperformance, though such risk is not considered likely under the circumstances. The Company does not hold or issue financial instruments for trading purposes.

4.	The Company recorded a $4,123,000 pretax charge (or $0.51 per share net loss, assuming dilution) in the first quarter of 2001 related to a voluntary early retirement program and the consolidation of its Performance Minerals' Ohio-based operations. A total of 23 salaried employees and one hourly employee accepted the voluntary early retirement program. This represented 6% of the total salaried personnel in the Company. The consolidation of the Ohio-based Performance Minerals' operations resulted in the termination of 19 employees. The total charge included a non-cash incremental charge of $3,726,000 related to pension and postretirement benefits of employees accepting the early retirement program.

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

The Company entered into amendments to its Term Loan and Senior Credit Facilities with its banking group to establish new quarterly covenant levels for the balance of the agreements and to obtain a waiver of defaults at June 30, 2001. The amendment provides for a one-time fee to the banking group, an increase in the commitment fee and an increase in the applicable margin charged the Company on its LIBOR based interest rate under certain conditions.

Statements of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” were approved by the Financial Accounting Standards Board effective June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach, but subject to annual impairment testing. The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement by the Company on January 1, 2002. The Company is currently evaluating the impact of the Statements and has not yet determined the effects of these changes on the Company’s consolidated results of operations or financial position.

5.	The following table sets forth the reconciliation of the Company’s net income (loss) to its comprehensive income (loss) (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
	2001		2000		2001	2000
Net income (loss)	$3,384		$6,492		$ (8,079)	$3,682

Other comprehensive income (loss):

Derivative instruments:
Cumulative effect of change in accounting for derivatives—net of tax	-0	-	-0	-	(3,825)	-0	-
Loss on derivative instruments—net of tax	(26)		-0	-	(1,071)	-0	-
Reclassification adjustments to earnings—net of tax	830		-0	-	1,174	-0	-

Total derivative instruments	804		-0	-	(3,722)	-0	-

Foreign currency translation adjustments	-0	-	(5)		94	(18)

Comprehensive income (loss)	$4,188		$6,487		$(11,707)	$3,664

6.  The calculation of net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Net income (loss) per share-basic:

Net income (loss)	$3,384	$ 6,492	$(8,079)	$3,682

Average number of shares outstanding	4,996	4,977	4,993	4,968

Net income (loss) per share-basic	$ 0.68	$ 1.30	$ (1.62)	$ 0.74

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001		2000
Net income (loss) per share-assuming dilution:

Net income (loss)	$3,384	$ 6,492	$(8,079)		$3,682

Average number of shares outstanding	4,996	4,977	4,993		4,968
Dilutive effect of stock plans	38	33	-0	-	32

Adjusted average number of shares outstanding	5,034	5,010	4,993		5,000

Net income (loss) per share-assuming dilution	$ 0.67	$ 1.30	$ (1.62)		$ 0.74

7.
Effective January 1, 2001, the Company realigned its businesses into three reporting segments focused on its key markets served. This new segment reporting structure aligns operations which share business strategies, are related by geography and product mix, and reflect the way management evaluates the operating performance of its businesses. The operations will be reported in 2001 as: Great Lakes Minerals, which is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company’s Michigan Limestone and Marine Services operations; Global Stone, whose lime, limestone fillers, chemical limestone, construction aggregate and lawn and garden product businesses operate primarily in the Southeast and Mid-Atlantic regions; and Performance Minerals, which mines and processes specialized industrial minerals, primarily high-purity silica sands and muscovite mica, and combines the Industrial Sands and Specialty Minerals operations.

The Company supplies essential natural resources to industrial and commercial customers. Through the direct sales force of its three operating segments, the Company serves customers in a wide range of industries, including building materials, energy, environmental and industrial / specialty.

The following table sets forth the operating segment information as of and for the three months ended June 30, 2001 and 2000 (in thousands):

Great Lakes Minerals	Global Stone	Performance Minerals	Total Segments	Corporate and Other	Consolidated
2001
Identifiable assets	$281,045	$277,771	$104,878	$663,694	$50,305	$713,999
Depreciation, depletion and amortization expense	4,812	3,620	1,827	10,259	19	10,278
Capital expenditures	2,135	2,960	3,992	9,087	9,087

Net sales and operating revenues	$50,895	$41,797	$27,703	$120,395	$(851)	$119,544

Operating income (loss)	$7,141	$5,124	$4,921	$17,186	$(2,232)	$14,954
(Loss) gain on disposition of assets	(9)	1	(31)	(39)	19	(20)
Interest expense	(10,341)	(10,341)
Other income—net	163	163

Income (loss) before income taxes	$7,132	$5,125	$4,890	$17,147	$(12,391)	$4,756

2000
Identifiable assets	$266,889	$257,760	$96,870	$621,519	$57,428	$678,947
Depreciation, depletion and amortization expense	3,739	3,581	1,538	8,858	24	8,882
Capital expenditures	2,108	4,759	1,851	8,718	-0	-	8,718

Net sales and operating revenues	$51,280	$38,323	$23,825	$113,428	$113,428

Operating income (loss)	$9,796	$4,736	$4,646	$19,178	$(1,143)	$18,035
(Loss) gain on disposition of assets	(4)	13	9	20	29
Interest expense	(8,222)	(8,222)
Other expense—net	(202)	(202)

Income (loss) before income taxes	$9,792	$4,736	$4,659	$19,187	$(9,547)	$9,640

The following table sets forth the operating segment information as of and for the six months ended June 30, 2001 and 2000 (in thousands):

	Great Lakes Minerals	Global Stone	Performance Minerals	Total Segments	Corporate and Other	Consolidated
2001
Identifiable assets	$281,045	$277,771	$104,878	$663,694	$ 50,305	$713,999
Depreciation, depletion and amortization expense	4,880	7,165	3,672	15,717	38	15,755
Capital expenditures	4,557	7,109	7,299	18,965		18,965

Net sales and operating revenues	$ 54,700	$ 80,415	$ 51,016	$186,131	$ (851)	$185,280

Operating income (loss)	$ 5,170	$ 7,783	$ 7,381	$ 20,334	$ (7,512)	$ 12,822
(Loss) gain on disposition of assets	(9)	2	101	94	20	114
Interest expense					(20,293)	(20,293)
Other expense- net					(5,889)	(5,889)

Income (loss) before income taxes	$ 5,161	$ 7,785	$ 7,482	$ 20,428	$(33,674)	$(13,246)

2000
Identifiable assets	$266,889	$257,760	$ 96,870	$621,519	$ 57,428	$678,947
Depreciation, depletion and amortization expense	3,783	7,037	3,370	14,190	53	14,243
Capital expenditures	4,405	9,142	3,334	16,881	6	16,887

Net sales and operating revenues	$ 54,354	$ 74,065	$ 43,189	$171,608		$171,608

Operating income (loss)	$ 9,353	$ 7,870	$ 6,149	$ 23,372	$ (2,770)	$ 20,602
(Loss) gain on disposition of assets	(4)		13	9	164	173
Interest expense					(15,131)	(15,131)
Other expense-net					(228)	(228)

Income (loss) before income taxes	$ 9,349	$ 7,870	$ 6,162	$ 23,381	$(17,965)	$ 5,416

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Management's Discussion and Analysis of Financial Condition and Results of Operations may contain statements concerning certain trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) unfavorable weather conditions particularly in the Great Lakes region and/or the continuation of lower water levels; (2) fluctuations in energy, fuel and oil prices; (3) a decline in steel production; (4) changes in the demand for the Company's products or services due to changes in technology; (5) a decline in Great Lakes and Mid-Atlantic construction activity; (6) a weakening in the California economy and population growth rates in the Southwestern United States; (7) labor relations; (8) the loss or bankruptcy of major customers (some of the Company's customers have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code); and (9) changes in environmental laws. Fluctuations in oil prices have both a positive and negative impact on the Company. High oil prices generally result in more drilling activity, positively impacting the Company's Performance Minerals business segment, while at the same time increasing the operating costs of the Company's vehicles, vessels and processing plants. There are no labor agreements due to expire during the remainder of 2001.

                Due to the seasonal nature of certain aspects of the Company's business, the operating results and cash flows for the first six months of the year are not necessarily indicative of the results to be expected for the full year.

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

                In the second quarter of 2000, the Company acquired all of the partnership interests in Michigan Limestone Operations Limited Partnership ("Michigan Limestone") for: $53,000,000 in cash; $8,247,000 in assumed debt ($6,314,000 refinanced at closing); and contingent payments subject to achieving certain operating performance parameters through 2011. In the first quarter of 2001 the Company made its initial contingent payment of $3,185,000 recorded as additional purchase price and an increase to mineral reserves. The remaining contingent payments can be as high as $36,000,000 in total, with a maximum payment of $4,000,000 in any one year. Contingent payments will be allocated to mineral reserves up to the appraised value and thereafter to goodwill. The business has two facilities in Michigan, one of which supplies high calcium limestone and the other dolomitic limestone to a wide variety of users including the building materials, energy and metallurgy industries. Both facilities have access to the Great Lakes and ship essentially all their output by vessel. The assets and results of operations of Michigan Limestone are included within the Company's Great Lakes Minerals segment.

                In conjunction with the Michigan Limestone acquisition, the Company entered into a new three-year $118,000,000 Term Loan with its banking group and extended its existing $232,000,000 Senior Credit Facility by two years. Both facilities expire on April 1, 2003 and do not require any amortization of principal. As discussed below, the Company and its banking group entered into amendments to the Term Loan and the Senior Credit Facility, dated as of June 30, 2001, which amends the pricing and covenants of the two facilities. Both credit facilities are senior to the Company's $100,000,000 Senior Subordinated Notes issued in 1999.

                The Michigan Limestone and Global Stone Portage acquisitions were accounted for as business combinations applying the purchase method of accounting. The results of operations for these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. The purchase prices have been allocated based on estimated fair values at the dates of acquisition. The purchase price allocations for Michigan Limestone were finalized in the second quarter of 2001.

                The Company's operating activities used cash of $7,180,000 in the first six months of 2001 compared with $264,000 used in the same period in 2000. The increased use of cash in the first six months of 2001 is primarily attributable to the winter expenses in the Great Lakes Minerals segment. Winter maintenance at the Michigan Limestone operations was $5,951,000 higher than 2000 because of the timing of the acquisition. In addition, the Company's initial contingent payment on the Michigan Limestone acquisition of $3,185,000 was paid in the first quarter of 2001. This was partially offset by an increase in accounts receivable collections in the first half of 2001 compared with 2000. The operating results of the Company's business segments are discussed in more detail under "RESULTS OF OPERATIONS".

                Capital expenditures totaled $18,965,000 in the first six months of 2001 compared with $16,887,000 for the same period in 2000. Expenditures for replacement of existing equipment totaled approximately $10,457,000. Expansion projects received funding of $5,487,000, with the balance of $3,021,000 allocated to the quarries. Capital expenditures for the Company for 2001 are expected to approximate $29,000,000.

                In the first six months of 2001 the Company's additional borrowings exceeded debt repayments by $26,808,000 compared with the first six months of 2000 in which additional borrowings exceeded debt repayments by $82,649,000. Additional borrowings exceeded debt payments in the first six months of both years because of the seasonal nature of many of the Company's businesses. In particular, winter work for the Great Lakes Minerals operation and maintenance capital expenditures generally occur in the first half of the fiscal year. Moreover, working capital investment increases in the second quarter as business activity increases. The increase in borrowings in 2000 compared with 2001 is primarily the result of the 2000 Michigan Limestone acquisition.

                The Company declared a dividend of $0.40 per share in the first six months of both 2001 and 2000. Dividends paid in the first six months of 2001 were $994,000 compared with $1,986,000 for the same period in 2000. The lower dividend payment is the result of the dividend payment date for each year. In the 2001, the second dividend payment will be made in third quarter, while the same payment in 2000 was made in the second quarter.

                At June 30, 2001 the Company had $61,964,000 available for use on the Revolving Credit Facility. The interest rate on the Revolving Credit Facility, which approximated 7.4% on June 30, 2001, is based on LIBOR interest rates, plus an applicable margin. Anticipated cash flows from operations and current financial resources are expected to meet the Company's needs during 2001. All financing alternatives are under constant review to determine their ability to provide sufficient funding at the lowest possible cost.

                The Company entered into amendments to its Term Loan and Senior Credit Facilities with its banking group to establish new quarterly covenant levels for the balance of the agreements and to obtain a waiver of defaults at June 30, 2001. The amendment provides for a one-time fee to the banking group, an increase in the commitment fee and an increase in the applicable margin charged the Company on its LIBOR based interest rate under certain conditions.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2000

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

                The Company's net sales and operating revenues of $185,280,000 in the first half of 2001 were 8% greater than net sales and operating revenues of $171,608,000 for the same period in 2000. The Company's operating income for the first six months of 2001 was $12,822,000 compared with operating income of $20,602,000 for the same period in 2000. The Company reported a net loss of $8,079,000 ($1.62 per share, assuming dilution) for the six months ended June 30, 2001, compared with net income of $3,682,000 ($0.74 per share, assuming dilution) for the same period in 2000. The increase in net sales and operating revenues in the first half of 2001 compared to 2000 is attributable to Performance Minerals, reflecting a combination of increased demand for frac sands used in domestic oil production and customer freight included in revenue. Also contributing to year over year growth is the revenue from the September 2000 acquisition of Global Stone Portage. The $7,780,000, or 38%, reduction in operating income in the first six months of 2001 compared with first half 2000 is primarily attributable to the predominantly non-cash $4,123,000 charge related to a voluntary early retirement program and the consolidation of the Company's Performance Minerals' Ohio-based operations plus a reduction in operating income from the Great Lakes Minerals segment, the result of weaker margins from our fleet operations and the negative impact of expensing higher deferred maintenance costs in 2001 in the mining operation. Because of the timing of the Michigan Limestone acquisition, no winter maintenance costs were expensed by the Company in 2000. The $11,761,000 reduction of net income in 2001 was primarily the result of special charges, including the voluntary early retirement program, a one-time non-cash charge used to establish a reserve against an unsecured note receivable and charges related to the adoption with Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2000

Instruments and Hedging Activities." In total the special charges resulted in a pretax charge of $11,043,000 (or $1.35 per share net loss, assuming dilution). In addition, interest expense was higher in the first six months of 2001 compared to the prior year first half due to the additional borrowing used to fund the 2000 acquisition activity and a higher cost of interest rate hedges.

                Operating results of the Company's business segments for the six months ended June 30, 2001 and 2000 are discussed below.

Net sales and operating revenues

                Great Lakes Minerals: Net sales and operating revenues for the Company's Great Lakes Minerals segment increased by $346,000, or 1%, to $54,700,000 for the first half of 2001 from $54,354,000 for the first six months of 2000. The minor increase in 2001 net sales and operating revenues was primarily because of the March and April 2001 revenues from the mining operations that were acquired in the middle of April 2000, partially offset by a slight decline in operating revenues in the fleet operation because of a slightly later start to the sailing season and additional delay days in 2001.

                Global Stone: Net sales for the Company's Global Stone segment totaled $80,415,000 for the six months ended June 30, 2001, compared with $74,065,000 in the same six months of 2000, an increase of $6,350,000 or 9%. The primary increase in sales is attributable to the first half of 2001 sales of Global Stone Portage, acquired in September 2000. In addition, one of the segments' operations had sales growth related to the addition of new customers for chemical limestone and industrial fillers and higher amounts of customer freight included in revenue.

                Performance Minerals: Net sales for the Company's Performance Minerals segment totaled $51,016,000 in the six months ended June 30, 2001, an increase of 18% from $43,189,000 for the same quarter of 2000. The increase in net sales is attributable to increased frac sand sales to support drilling activity by oil field service firms primarily in central California. An increase in freight revenue on these sales also contributed to the increase in net sales.

                Corporate and Other: Intersegment revenues totaling $851,000 represented sales from the Great Lakes Minerals segment to the Global Stone Portage location in 2001.

Cost of goods sold and operating expenses

                Great Lakes Minerals: Cost of goods sold and operating expenses for the Great Lakes Minerals segment totaled $40,266,000 for the six months ended June 30, 2001, compared with $37,642,000 for the same period in 2000, an increase of $2,624,000, or 7%. Cost of goods sold and operating expenses as a percentage of net sales and operating revenues were 74% in the first half of 2001 and 69% in the same period of 2000. The increase in cost of goods sold and operating expense dollars, and as a percentage of net sales and operating revenues, resulted from increased costs associated with bringing the vessels into port at the end of the sailing season in January and higher fixed payroll and retirement costs. However, the largest negative factor is expensing higher deferred maintenance costs in 2001 in the mining operation. Because of the timing of the Michigan Limestone acquisition, no winter maintenance costs were expensed by the Company in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2000

                Global Stone: Cost of goods sold for the Global Stone segment totaled $60,626,000 during the six months ended June 30, 2001, compared with $54,714,000 in the six months ended June 30, 2000, an increase of 11%. Cost of goods sold as a percentage of net sales were 75% in the first half of 2001 compared with 74% in the same period of 2000. The increase in cost of goods sold as a percentage of net sales is primarily the result of increased energy costs throughout Global Stone. The increase in total cost of sales dollars includes increased energy costs plus the timing of the Global Stone Portage acquisition.

                Performance Minerals: Cost of goods sold for the Performance Minerals segment increased $6,158,000, or 21%, to $35,124,000 in the first half of 2001 from $28,966,000 for the same period in 2000. Cost of goods sold as a percentage of net sales were 69% for the first half of 2001 and 67% for the same period of 2000. The increase in total cost of sales dollars is the direct result of the demand increases for frac sand. The increase in the percentage of cost of goods sold to revenues is because of increased electric and natural gas costs and an increase in low margin freight revenues.

                Corporate and Other:   Intersegment cost of goods sold totaling $809,000 represented the corporate elimination of cost of goods sold of sales from the Great Lakes Minerals segment to the Global Stone Portage location in 2001.

Depreciation, Depletion and Amortization

                Depreciation, depletion and amortization expense increased 11% to $15,755,000 for the six months ended June 30, 2001 compared with $14,243,000 for the same period of 2000. The increase in depreciation, depletion and amortization is primarily in the Great Lakes Minerals segment, the result of increased mineral reserve depletion and fixed asset depreciation after the final purchase price allocation was completed from the Michigan Limestone acquisition.

General, administrative and selling expenses

                Total general, administrative and selling expenses were $17,373,000 for the first half of 2001, compared with $15,441,000 for 2000, an increase of $1,932,000 or 13%. The largest increase is from the Great Lakes Minerals mining operations, acquired in April 2000. Other factors included an increase in the Company's unallocated health care expense and an increase in the cost of retirement expenses. The percentage of general, administrative and selling expenses to total net sales and operating revenues is comparable at 9% in both the first six months of 2001 and 2000.

Non-recurring charge for early retirement program and consolidation of operations

                In the first quarter of 2001, the Company recorded a $4,123,000 charge related to a voluntary early retirement program and the consolidation of its Performance Minerals' Ohio-based operations. The majority of this was a non-cash charge relating to the revaluation of the pension and postretirement benefits in conjunction with the voluntary early retirement program and is included in Corporate and Other.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2000

Operating Income

                Great Lakes Minerals: The segment had operating income of $5,170,000 for the first six months of 2001 compared with operating income of $9,353,000 for the same period of 2000. The reduction in operating income is the result of the timing of the Segment's mining acquisition, whose business undergoes scheduled winter maintenance for the majority of the first quarter. In 2000 these costs were expensed prior to our acquisition, but in 2001 they are being amortized over the shipping season. Also reducing operating income were the increased costs associated with bringing the vessels into port.

                Global Stone: The segment contributed $7,783,000 to operating income for the six months ended June 30, 2001, compared with $7,870,000 in the same period of 2000. The $87,000, or 1%, decrease in operating income in the first half of 2001 is primarily the result of higher energy and fuel costs at all the locations.

                Performance Minerals: Operating income for the Performance Minerals segment was $7,381,000 for the first half of 2001 compared with $6,149,000 for the same period of 2000. The increase of $1,232,000, or 20%, in operating income was principally the result of increased demand for frac sands, used in oil field drilling in central California. Additionally, mica operations improved as the result of efficiencies gained from a reduction in staffing.

                Corporate and Other: Certain general and administrative expenses are not allocated to the business segments. Accordingly, Corporate and Other recognized an operating loss of $7,512,000 in the first half of 2001, which was $4,742,000 greater than the $2,770,000 operating loss for the six months ended June 30, 2000. The increase in operating loss was primarily the result of the revaluation of the Company's salaried pension and postretirement benefit plans in conjunction with the voluntary early retirement program in the first quarter of 2001 and an increase in the amount of unallocated health care expenses.

Interest expense

                Interest expense increased 34% to $20,293,000 in the first half of 2001 compared with $15,131,000 for the same period of 2000. The increase in interest expense is principally the result of increased debt levels used to fund the 2000 acquisitions, Interest expense from bank debt was $17,359,000 in 2001 compared with $15,204,000 in 2000. Higher cost of interest rate hedges also increased interest expense in the six months ended June 30, 2001 compared to the same period for 2000. The Company's interest expense from hedges was $1,132,000 in the six months ended June 30, 2001 compared with a reduction in interest expense of $820,000 related to hedges in the same period of 2000. In addition, the Company adopted SFAS No. 133 in the first quarter of 2001. Upon adoption the Company recognized a $2,820,000, net of tax, non-cash direct charge to other comprehensive income ($4,623,000 pretax). This charge must be amortized as a charge to interest expense over the remaining life of the original derivative instruments, 10 quarters, and $925,000 (pretax) of this amortization was included in interest expense in the first half of 2001. The final component of interest expense is the amortization of financing costs, which was $877,000 for the first half of 2001 compared with $747,000 in the same period of 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2000

Other expense-net

                Also as a result of adopting SFAS No. 133, the Company recorded a charge of $2,959,000, included in other expense, relating to the required mark-to-market of the Company's interest rate swap agreements in the first six months of 2001. The Company does not anticipate material additional charges in other expense in future quarters related to SFAS No. 133, as its derivative agreements were restructured to meet the requirements of effective cash flow hedge agreements, where charges are recognized as interest expense in the income statement when the hedged transaction affects earnings.

                The Company also recorded a non-cash charge of $3,500,000, included in other expense, to establish a reserve against an unsecured note receivable arising from the 1998 sale of a discontinued, steel-related business. The Company deemed this reserve necessary primarily because of the uncertain financial condition of the buyer and the buyer's customer base, including Chapter 11 bankruptcy filings of several of the buyer's major customers. The buyer is currently in default on the note.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2000

                The Company's net sales and operating revenues of $119,544,000 in the second quarter of 2001 were 5% greater than net sales and operating revenues of $113,428,000 for the same quarter in 2000. The Company recorded operating income for the second quarter of 2001 of $14,954,000 compared with operating income of $18,035,000 for the same period in 2000. The Company reported net income of $3,384,000 ($0.67 per share, assuming dilution) for the three months ended June 30, 2001, compared with net income of $6,492,000 ($1.30 per share, assuming dilution) for the same period in 2000. The increase in net sales and operating revenues in the first quarter of 2001 compared to 2000 is attributable to Performance Minerals, reflecting a combination of increased demand for frac sands used in domestic oil production and customer freight included in revenue. Also contributing to year over year growth is the revenue from the September 2000 acquisition of Global Stone Portage. The $3,081,000 reduction in operating income in the second quarter of 2001 compared with first quarter 2000 is primarily attributable to a reduction in operating income from the Great Lakes Minerals segment, the result of weaker margins from our fleet operations and the negative impact of expensing higher deferred maintenance costs in 2001 in the mining operation. Because of the timing of the Michigan Limestone acquisition, no winter maintenance costs were expensed by the Company in 2000. The $3,108,000 decrease in net income in the second quarter of 2001 was primarily from the reduction in operating income, plus higher interest expense in the second quarter of 2001 compared to the prior year quarter due to the higher cost of interest rate hedges.

                Operating results of the Company's business segments for the three months ended June 30, 2001 and 2000 are discussed below.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2000

Net sales and operating revenues

                Great Lakes Minerals: Net sales and operating revenues for the Company's Great Lakes Minerals segment decreased by $385,000, or 1%, to $50,895,000 for the second quarter of 2001 from $51,280,000 for the second quarter of 2000. The decrease in net sales and operating revenues is from the fleet operation because of a slightly later start to the sailing season and additional delay days in 2001.

                Global Stone: Net sales for the Company's Global Stone segment totaled $41,797,000 for the three months ended June 30, 2001, compared with $38,323,000 in the same quarter of 2000, an increase of $3,474,000 or 9%. The primary increase in sales is attributable to the first quarter 2001 sales of Global Stone Portage, acquired in September 2000. In addition, one of the segments' operations had sales growth related to the addition of new customers for chemical limestone and industrial fillers. Additionally, the delay to the start of lawn and garden season this year pushed more revenue into the second quarter.

                Performance Minerals: Net sales for the Company's Performance Minerals segment totaled $27,703,000 in the three months ended June 30, 2001, an increase of 16% from $23,825,000 for the same quarter of 2000. The increase in net sales is attributable to increased frac sand sales to support drilling activity by oil field service firms primarily in central California. An increase in freight revenue on these sales also contributed to the increase in net sales.

                Corporate and Other:   Intersegment revenues totaling $851,000 represented sales from the Great Lakes Minerals segment to the Global Stone Portage location in 2001.

Cost of goods sold and operating expenses

                Great Lakes Minerals: Cost of goods sold and operating expenses for the Great Lakes Minerals segment totaled $36,639,000 for the three months ended June 30, 2001, compared with $35,680,000 for the same period in 2000, an increase of $959,000, or 3%. Cost of goods sold and operating expenses as a percentage of net sales and operating revenues were 72% in the second quarter of 2001 and 70% in the same quarter of 2000. The increase in cost of goods sold and operating expense dollars, and as a percentage of net sales and operating revenues is the result of higher fixed payroll and retirement costs in the fleet operation plus the negative impact of expensing higher deferred maintenance costs in 2001 in the mining operation. Because of the timing of the Michigan Limestone acquisition, no winter maintenance costs were expensed by the Company in 2000.

                Global Stone: Cost of goods sold for the Global Stone segment totaled $30,860,000 during the three months ended June 30, 2001, compared with $27,691,000 in the three months ended June 30, 2000, an increase of 11%. Cost of goods sold as a percentage of net sales were 74% in the second quarter of 2001 compared with 72% in the same period of 2000. The increase in cost of goods sold as a percentage of net sales is primarily the result of increased energy costs throughout Global Stone. The increase in total cost of sales dollars includes increased energy costs plus the timing of the Global Stone Portage acquisition.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2000

                Performance Minerals: Cost of goods sold for the Performance Minerals segment was $18,730,000 in the second quarter of 2001, an increase of $3,372,000, or 22%, from $15,358,000 for the same period in 2000. Cost of goods sold as a percentage of net sales were 68% for the second quarter of 2001 compared with 64% in the same quarter of 2000. The increase in total cost of sales dollars is the direct result of the demand increases for frac sand. The increase in the percentage of cost of goods sold to revenues is because of increased electric and natural gas costs and an increase in low margin freight revenues.

                Corporate and Other: Intersegment cost of goods sold totaling $763,000 represented the corporate elimination of cost of goods sold of sales from the Great Lakes Minerals segment to the Global Stone Portage location in 2001.

Depreciation, Depletion and Amortization

                Depreciation, depletion and amortization expense increased 16% to $10,278,000 for the three months ended June 30, 2001 compared with $8,882,000 for the same period of 2000. The increase in depreciation, depletion and amortization is primarily in the Great Lakes Minerals segment, the result of increased mineral reserve depletion and fixed asset depreciation after the final purchase price allocations were completed from the Michigan Limestone acquisition.

General, administrative and selling expenses

                Total general, administrative and selling expenses were $8,846,000 for the second quarter of 2001, compared with $7,782,000 for 2000, an increase of $1,064,000 or 14%. The majority of this dollar increase results from an increase in the Company's retirement expense and unallocated health care costs. The percentage of general, administrative and selling expenses to total net sales and operating revenues is comparable at 7% in both the second quarter of 2001 and 2000.

Operating Income

                Great Lakes Minerals: The segment had operating income of $7,141,000 for the second quarter of 2001 compared with operating income of $9,796,000 for the same period of 2000. The reduction in operating income is the result of the timing of the Segment's mining acquisition, whose business undergoes scheduled winter maintenance for the majority of the first quarter. In 2000 these costs were expensed prior to the acquisition, but in 2001 they are being amortized over the mining season. In addition, the fleet operations had weaker margins because of higher variable costs, plus higher fixed payroll and retirement costs.

                Global Stone: The segment contributed $5,124,000 to operating income for the three months ended June 30, 2001, compared with $4,736,000 in the same period of 2000. The $388,000, or 8%, increase in operating income in the second quarter of 2001 is primarily from the contribution of Global Stone Portage acquired in the third quarter of 2000.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2000

                Performance Minerals: Operating income for the Performance Minerals segment was $4,921,000 for the second quarter of 2001 compared with $4,646,000 for the same period of 2000. The increase of $275,000, or 6%, in operating income was principally the result of increased demand for frac sands, used in oil field drilling in central California.

                Corporate and Other: Certain general and administrative expenses are not allocated to the business segments. Accordingly, Corporate and Other recognized an operating loss of $2,232,000 in the second quarter of 2001, which was $1,089,000 greater than the $1,143,000 operating loss for the three months ended June 30, 2000. The increase in operating loss was primarily the result of unallocated health care costs and a higher cost to fund retirements.

Interest expense

                Interest expense increased 26% to $10,341,000 in the second quarter of 2001 compared with $8,222,000 for the same period of 2000. Higher cost of interest rate hedges increased interest expense in the second quarter. The Company's interest expense from hedges was $1,025,000 for the three months ended June 30, 2001 compared with a reduction in interest expense of $658,000 related to hedges in the same period of 2000. Interest expense from bank debt was comparable at $8,463,000 in the three months ended June 30, 2001 compared to $8,414,000 in the second quarter of 2000. The increase in debt levels used to fund the 2000 acquisitions offset the savings from lower interest rates. In addition, the Company adopted SFAS No. 133 in the first quarter of 2001. Upon adoption the Company recognized a $2,820,000, net of tax, non-cash direct charge to other comprehensive income ($4,623,000 pretax). This charge must be amortized as a charge to interest expense over the remaining life of the original derivative instruments, 10 quarters, and $462,000 (pretax) of this amortization was included in interest expense in the second quarter of 2001. The final component of interest expense is the amortization of financing costs, which was $440,000 for the second quarter of 2001 compared with $417,000 in the same period of 2000.

NEW ACCOUNTING PRONOUNCEMENTS

          Statements of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” were approved by the Financial Accounting Standards Board effective June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach, but subject to annual impairment testing. The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement by the Company on January 1, 2002. The Company is currently evaluating the impact of the Statements and has not yet determined the effects of these changes on the Company’s consolidated results of operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Information regarding the Company’s financial instruments that are sensitive to changes in interest rates was disclosed in the Form 10-K filed by the Company on March 8, 2001.

          The following table provides information about the Company’s derivative and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and debt obligations. For debt obligations, the table presents cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average LIBOR interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward LIBOR rates in the yield curve, plus a 2.50% margin at June 30, 2001 and 2.25% margin at December 31, 2000 for variable rate long-term debt. The Company does not hold or issue financial instruments for trading purposes.

	June 30, 2001
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value

	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$ 982	$2,065	$ 1,954	$ 2,016	$2,010	$110,963	$119,990	$114,098
Average interest rate	9.65%	9.66%	9.68%	9.71%	9.78%	9.82%

Variable rate	333	333	283,001	334	334	668	285,003	285,003
Average interest rate	6.29%	7.25%	8.39%	5.00%	5.51%	5.77%

Interest rate derivatives:
Interest rate swaps:
Variable to fixed			170,000	50,000			220,000	9,532
Average LIBOR pay rate	6.87%	6.87%	6.79%	6.97%
Average LIBOR receive rate	3.79%	4.75%	5.89%	6.40%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

	December 31, 2000
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$4,362	$2,065	$ 1,954	$2,016	$2,010	$110,963	$123,370	$106,506
Average interest rate	9.59%	9.66%	9.68%	9.71%	9.78%	9.82%

Variable rate	333	334	253,219	334	334	667	255,221	255,221
Average interest rate	7.86%	7.92%	8.13%	4.99%	5.13%	5.25%

Interest rate derivatives:
Interest rate swaps:
Variable to fixed		20,000	200,000				220,000	6,270
Average LIBOR pay rate	6.92%	6.94%	6.90%
Average LIBOR receive rate	5.61%	5.67%	5.88%

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Amendment No. 1 to Credit Agreement and Waiver dated as of June 30, 2001, among Oglebay Norton Company, KeyBank National Association, as administrative agent for the Banks, Bank One, Michigan, as syndication agent and The Bank of Nova Scotia, as documentation agent.

10.2	Amendment No. 1 to Loan Agreement and Waiver dated as of June 30, 2001, among Oglebay Norton Company, KeyBank National Association, as administrative agent for the Banks, Bank One, Michigan, as syndication agent and The Bank of Nova Scotia, as documentation agent.

(b)	Reports on Form 8-K

Previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY
DATE: August 10, 2001

	By:	/s/ David H. Kelsey

David H. Kelsey Vice President and Chief Financial Officer On behalf of the Registrant