Form 10-Q
period 2001-09-30
OGLEBAY NORTON CO /OHIO/
filed 2001-11-14
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2001 Commission File number 000-25651

OGLEBAY NORTON COMPANY

(Exact name of registrant as specified in its charter)

Ohio	34-1888342

(State or other jurisdiction of	(I.R.S.employer
incorporation or organization)	identification no.)

1100 Superior Avenue	Cleveland, Ohio	44114-2598

(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code 216 861-3300

None

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No ___

Common shares outstanding at October 31, 2001:	4,973,940

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
INDEX

Part I. Item 1. FINANCIAL INFORMATION
OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

NET SALES AND OPERATING REVENUES	$120,107	$119,158	$305,386	$290,766

COSTS AND EXPENSES
Cost of goods sold and operating expenses	88,813	81,799	224,019	203,120
Depreciation, depletion and amortization	9,840	8,538	24,159	21,595
Goodwill amortization	732	625	2,168	1,812
General, administrative and selling expenses	10,182	8,151	27,555	23,592
Charge for early retirement program
and consolidation of operations	-0-	-0-	4,123	-0-

	109,567	99,113	282,024	250,119

OPERATING INCOME	10,540	20,045	23,362	40,647

Gain on disposition of assets	25	337	139	510
Interest expense	(9,988)	(9,365)	(30,281)	(24,496)
Other expense – net	(203)	(55)	(6,092)	(284)

INCOME (LOSS) BEFORE INCOME TAXES	374	10,962	(12,872)	16,377
Income taxes (benefit)	147	3,343	(5,020)	5,077

NET INCOME (LOSS)	$227	$7,619	$(7,852)	$11,300

NET INCOME (LOSS) PER SHARE - BASIC	$0.05	$1.53	$(1.57)	$2.27

NET INCOME (LOSS) PER SHARE - ASSUMING DILUTION	$0.05	$1.52	$(1.57)	$2.26

DIVIDENDS PER SHARE OF COMMON STOCK	$0.20	$0.20	$0.60	$0.60

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

ASSETS

	(UNAUDITED)
	September 30	December 31
	2001	2000

CURRENT ASSETS
Accounts receivable, less reserve for doubtful accounts
(September 30, 2001-$3,560; December 31, 2000-$3,037)	$65,722	$52,074
Inventories	46,572	46,624
Deferred income taxes	3,509	3,509
Prepaid expenses	10,703	5,449

TOTAL CURRENT ASSETS	126,506	107,656

PROPERTY AND EQUIPMENT	712,152	692,696
Less allowances for depreciation,
depletion and amortization	258,618	236,859

	453,534	455,837

GOODWILL (net of accumulated amortization of $10,323
at September 30, 2001 and $8,162 at December 31, 2000)	76,126	78,035

PREPAID PENSION COSTS	38,201	39,764

OTHER ASSETS	16,194	18,754

TOTAL ASSETS	$710,561	$700,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(UNAUDITED)
	September 30	December 31
	2001	2000

CURRENT LIABILITIES
Current portion of long-term debt	$283,085	$4,695
Accounts payable	24,240	19,990
Payrolls and other accrued compensation	8,985	9,887
Accrued expenses	12,053	13,119
Accrued interest expense	7,498	9,859
Income taxes payable	-0-	4,524

TOTAL CURRENT LIABILITIES	335,861	62,074

LONG-TERM DEBT, less current portion	119,604	373,896
POSTRETIREMENT BENEFITS OBLIGATIONS	45,646	44,685
OTHER LONG-TERM LIABILITIES	34,192	20,352
DEFERRED INCOME TAXES	40,562	46,039
STOCKHOLDERS’ EQUITY
Common stock, par value $1 per share,
authorized 10,000 shares;
issued 7,253 shares	7,253	7,253
Additional capital	9,389	9,521
Retained earnings	156,838	167,673
Accumulated other comprehensive loss	(7,515)	(94)

	165,965	184,353
Treasury stock, at cost – 2,279 and
2,285 shares at respective dates	(31,269)	(31,353)

	134,696	153,000

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$710,561	$700,046

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands) (UNAUDITED)

	Nine Months Ended
	September 30

	2001	2000

OPERATING ACTIVITIES
Net (loss) income	$(7,852)	$11,300
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Depreciation, depletion and amortization	24,159	21,595
Goodwill amortization	2,168	1,812
Deferred income taxes	(5,020)	2,651
Gain on disposition of assets	(139)	(510)
Charge for early retirement program and consolidation of operations	4,123	-0-
Provision for a note receivable	3,500	-0-
Decrease (increase) in prepaid pension costs	1,562	(2,919)
Deferred winter maintenance costs	(5,816)	(3,121)
Increase in accounts receivable	(13,648)	(11,361)
Decrease (increase) in inventories	53	(3,870)
Increase in accounts payable	4,250	2,276
Decrease in payrolls and other accrued compensation	(902)	(4,181)
(Decrease) increase in accrued expenses	(1,710)	2,015
(Decrease) increase in accrued interest	(2,362)	852
(Decrease) increase in income taxes payable	(4,524)	2,463
Other operating activities	2,347	261

NET CASH PROVIDED BY OPERATING ACTIVITIES	189	19,263

INVESTING ACTIVITIES
Capital expenditures	(22,525)	(28,022)
Acquisition of businesses	-0-	(75,050)
Proceeds from the disposition of assets	269	192

NET CASH USED FOR INVESTING ACTIVITIES	(22,256)	(102,880)

FINANCING ACTIVITIES
Repayments on long-term debt	(134,580)	(349,851)
Additional long-term debt	159,155	437,725
Financing costs	(614)	(1,151)
Payments of dividends	(1,988)	(2,979)
Purchases of treasury stock	-0-	(134)

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,973	83,610

Effect of exchange rate changes on cash and cash equivalents	94	7

Decrease in cash and cash equivalents	-0-	-0-

CASH AND CASH EQUIVALENTS, JANUARY 1	-0-	-0-

CASH AND CASH EQUIVALENTS, SEPTEMBER 30	$-0-	$-0-

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes to the condensed consolidated financial statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management of the Company, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such periods have been made. Additionally, certain amounts in the prior year have been reclassified to conform with the 2001 condensed consolidated financial statement presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2000 Annual Report on Form 10-K.

The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.
Operating results are not necessarily indicative of the results to be expected for the year, due to the seasonal nature of certain aspects of the Company’s business. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements. Actual results could differ from those estimates and assumptions.

3.
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as required. SFAS No. 133 requires companies to recognize all derivative instruments on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. SFAS No. 133 impacts the Company because the Company’s Senior Credit Facility requires interest rate protection on fifty-percent of the Company’s senior secured debt. Accordingly, the Company entered into interest rate swap agreements in the prior year to substitute fixed interest rates for LIBOR-based interest rates on notional amounts totaling $220,000,000 on January 1, 2001 and continuing throughout the first nine months. On January 1, 2001 some of these interest rate swap agreements were designated and qualified as cash flow hedges. Cash flow hedges are defined as hedges that protect against the risk that variable rates may cause future cash flows to be uncertain. The effective portion of the changes in fair value of cash flow hedges is recorded in other comprehensive income and is recognized in the statement of operations in the period when the hedged transaction affects earnings. The Company also had some interest rate swap agreements that did not qualify as hedges because of collars and options contained within the agreements. These derivatives had to be adjusted to fair value through income.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The adoption of SFAS No. 133 on January 1, 2001 resulted in a direct charge of $3,825,000 (net of income taxes of $2,445,000) to other comprehensive income (loss), which is included in stockholders’ equity. Of the total amount charged to other comprehensive income (loss) $2,820,000 (net of income taxes of $1,803,000) relates to interest rate swap agreements that did not qualify as cash flow hedges and will be amortized into interest expense over the life of the derivative instruments, which is ten quarters. The charge to interest expense for the three and nine month periods ended September 30, 2001 related to the amortization of these derivatives was $462,000 pretax (or $0.06 per share net loss, assuming dilution) and $1,387,000 pretax (or $0.18 per share net loss, assuming dilution), respectively.

SFAS No. 133 also requires the Company to mark-to-market all derivative instruments. For the Company’s interest rate swaps that did not qualify as cash flow hedges the mark-to-market valuation required a non-cash pretax charge of $2,650,000 (or $0.32 per share net loss, assuming dilution) in the first quarter of 2001. The Company restructured all interest rate swap agreements that did not qualify as cash flow hedge instruments at the end of the first quarter to qualify as cash flow hedges. Changes in fair value of these cash flow hedges are recorded in other comprehensive income (loss) and will be recognized in the income statement in the period when the hedged transaction affects earnings. The ineffective portion of these derivative instruments’ change in fair value will be immediately recognized in net income. The charge to pretax income related to the ineffective portion on cash flow hedges for the three and nine month periods ended September 30, 2001 was $144,000 (or $0.02 per share net loss, assuming dilution) and $156,000 (or $0.02 per share net loss, assuming dilution), respectively. The total expense impact on the Consolidated Statement of Operations for SFAS No. 133 was a pretax charge of $3,537,000 in the first nine months of 2001 (or $0.46 per share net loss, assuming dilution) and is primarily the result of the $2,650,000 mark-to-market valuation charge in the first quarter on the swaps that did not qualify as cash flow hedges.

At September 30, 2001, the Company’s derivatives have maturities ranging from June 30, 2003 through June 30, 2004. The Company’s current cash flow hedge agreements call for quarterly cash settlements, which will be charged to interest expense. These hedges are designed to replace debt with variable interest rates with fixed interest rates. At September 30, 2001, the liability for these derivatives was $15,516,000. When using interest rate swap agreements, the intermediaries to such agreements expose the Company to the risk of nonperformance, though such risk is not considered likely under the circumstances. The Company does not hold or issue financial instruments for trading purposes.

4.
The Company recorded a $4,123,000 pretax charge (or $0.51 per share net loss, assuming dilution) in the first quarter of 2001 related to a voluntary early retirement program and the consolidation of its Performance Minerals’ Ohio-based operations. A total of 23 salaried employees and one hourly employee accepted the voluntary early retirement program. This represented 6% of the total salaried personnel in the Company. The consolidation of the Ohio-based Performance Minerals’ operations resulted in the termination of 19 employees. The total charge included a non-cash incremental charge of $3,726,000 related to pension and postretirement benefits of employees accepting the early retirement program. For the nine months ended September 30, 2001, amounts paid and charged against the remaining liability were $396,000.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company also recorded a $3,500,000 pretax charge (or $0.42 per share net loss, assuming dilution) in the first quarter of 2001 to establish a reserve against an unsecured note receivable arising from the 1998 sale of a discontinued, steel-related business. The Company deemed this reserve necessary primarily because of the uncertain financial condition of the buyer and the buyer’s customer base, including Chapter 11 bankruptcy filings of several of the buyer’s major customers. The buyer is currently in default on the note. This non-cash charge was included in other expense in the Condensed Consolidated Statement of Operations and the reserve is netted with Other Assets in the Condensed Consolidated Balance Sheet.

Under the provisions of the Company’s Senior Credit Facility and Term Loan, the Company is required to comply with various financial covenants. As of September 30, 2001, the Company was not in compliance with three covenants: a leverage ratio which compares total debt to earnings before interest expense, taxes and depreciation, depletion and amortization (EBITDA); a senior debt ratio which compares senior debt to EBITDA; and an interest coverage ratio which compares interest expense and earnings before taxes to cash interest expense. Under the current agreement the Company does not anticipate satisfying these covenants in the fourth quarter of 2001; accordingly the Company reclassified the $118,000,000 outstanding on its Term Loan and the $162,995,000 outstanding on its Senior Credit Facility to current liabilities in the Company’s Balance Sheet. The Company obtained a waiver of defaults on the quarterly covenant levels at September 30, 2001 on its Senior Credit Facility and Term Loan. The waiver includes an increase in the applicable margin charged the Company through December 28, 2001 on its LIBOR based interest rate under certain conditions. The Company also agreed to reduce the Senior Credit Facility from $232,000,000 to $207,000,000. This will reduce commitment fees payable by the Company while still leaving ample credit availability for seasonal working capital needs. The Company will work to amend the Senior Credit Facility and Term Loan by December 28, 2001 to modify the financial covenants to levels that are attainable under current economic conditions. The maturity of the Term Loan and Senior Credit Facility is April 2003.

Statements of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” were approved by the Financial Accounting Standards Board effective June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach, subject to annual impairment testing. The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement by the Company on January 1, 2002. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $1,723,000 (or $0.34 per share, assuming dilution) per year.

During 2002, the Company will perform the first of the required impairment tests under SFAS No. 142 of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company’s current policy for measuring goodwill impairment is based upon an analysis of undiscounted cash flows. Under SFAS No. 142, goodwill must be assigned to reporting units and measured for impairment base upon the fair value of the reporting units. The Company has not yet determined its reporting units under SFAS No. 142 nor has it determined what the effect of these new impairment tests will be on its consolidated financial position or results of operations.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS No. 143), “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt SFAS 143 effective January 1, 2003 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144, which supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, this Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for –sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Company is required to adopt SFAS 144 effective January 1, 2002 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

5.	The following table sets forth the reconciliation of the Company’s net income (loss) to its comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Net income (loss)	$227	$7,619	$(7,852)	$11,300

Other comprehensive income (loss):
Derivative instruments:
Cumulative effect of change in accounting for
derivatives – net of tax	-0-	-0-	(3,825)	-0-
Loss on derivative instruments – net of tax	(5,177)	-0-	(6,246)	-0-
Reclassification adjustments to
earnings – net of tax	1,290	-0-	2,556	-0-

Total derivative instruments	(3,887)	-0-	(7,515)	-0-
Foreign currency translation adjustments	-0-	2	94	7

Comprehensive (loss) income	$(3,660)	$7,621	$(15,273)	$11,307

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. The calculation of net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Net income (loss) per share-basic:
Net income (loss)	$227	$7,619	$(7,852)	$11,300

Average number of
shares outstanding	5,000	4,981	4,995	4,972

Net income (loss) per share-basic	$0.05	$1.53	$(1.57)	$2.27

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Net income (loss) per share-assuming dilution:

Net income (loss)	$227	$7,619	$(7,852)	$11,300

Average number of
shares outstanding	5,000	4,981	4,995	4,972
Dilutive effect of stock plans	6	31	-0-	32

Adjusted average number
of shares outstanding	5,006	5,012	4,995	5,004

Net income (loss) per share-
assuming dilution	$0.05	$1.52	$(1.57)	$2.26

For the nine months ended September 30, 2001, 21,000 common shares issuable under stock option plans that could dilute basic earnings per share in the future were not included in the earnings per share because to do so would have been anti-dilutive.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table sets forth the operating segment information as of and for the three months ended September 30, 2001 and 2000 (in thousands):

	Great Lakes	Global	Performance	Total	Corporate
	Minerals	Stone	Minerals	Segments	and Other	Consolidated

2001
Identifiable assets	$274,262	$276,933	$106,146	$657,341	$53,220	$710,561
Depreciation, depletion and
amortization expense	4,901	3,756	1,895	10,552	20	10,572
Capital expenditures	70	1,487	2,003	3,560		3,560

Net sales and
operating revenues	$54,256	$40,343	$26,742	$121,341	$(1,234)	$120,107

Operating income (loss)	$6,615	$2,580	$3,854	$13,049	$(2,509)	$10,540
Gain on disposition of assets	15	3		18	7	25
Interest expense					(9,988)	(9,988)
Other expense-net					(203)	(203)

Income (loss) before
income taxes	$6,630	$2,583	$3,854	$13,067	$(12,693)	$374

2000
Identifiable assets	$263,487	$271,653	$99,441	$634,581	$58,867	$693,448
Depreciation, depletion and
amortization expense	4,147	3,361	1,631	9,139	24	9,163
Capital expenditures	3,220	4,803	3,112	11,135	-0-	11,135

Net sales and
operating revenues	$58,215	$36,431	$24,603	$119,249	$(91)	$119,158

Operating income (loss)	$12,151	$4,681	$3,945	$20,777	$(732)	$20,045
(Loss) gain on disposition of assets			6	6	331	337
Interest expense					(9,365)	(9,365)
Other expense–net					(55)	(55)

Income (loss) before income taxes	$12,151	$4,681	$3,951	$20,783	$(9,821)	$10,962

-11-

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the operating segment information as of and for the nine months ended September 30, 2001 and 2000 (in thousands):

	Great Lakes	Global	Performance	Total	Corporate
	Minerals	Stone	Minerals	Segments	and Other	Consolidated

2001
Identifiable assets	$274,262	$276,933	$106,146	$657,341	$53,220	$710,561
Depreciation, depletion and
amortization expense	9,780	10,922	5,567	26,269	58	26,327
Capital expenditures	4,627	8,596	9,302	22,525		22,525
Net sales and
operating revenues	$108,956	$120,758	$77,758	$307,472	$(2,086)	$305,386
Operating income (loss)	$11,784	$10,363	$11,236	$33,383	$(10,021)	$23,362
Gain on disposition of assets	6	5	101	112	27	139
Interest expense					(30,281)	(30,281)
Other expense–net					(6,092)	(6,092)

Income (loss) before
income taxes	$11,790	$10,368	$11,337	$33,495	$(46,367)	$(12,872)

2000
Identifiable assets	$263,487	$271,653	$99,441	$634,581	$58,867	$693,448
Depreciation, depletion and
amortization expense	7,930	10,398	5,002	23,330	77	23,407
Capital expenditures	7,625	13,945	6,446	28,016	6	28,022
Net sales and
operating revenues	$112,569	$110,496	$67,792	$290,857	$(91)	$290,766
Operating income (loss)	$21,503	$12,551	$10,094	$44,148	$(3,501)	$40,647
(Loss) gain on disposition of assets	(4)		19	15	495	510
Interest expense					(24,496)	(24,496)
Other expense–net					(284)	(284)

Income (loss) before
income taxes	$21,499	$12,551	$10,113	$44,163	$(27,786)	$16,377

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain statements concerning certain trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) unfavorable weather conditions particularly in the Great Lakes region and/or the continuation of lower water levels; (2) fluctuations in energy, fuel and oil prices; (3) a decline in steel production; (4) changes in the demand for the Company’s products or services due to changes in technology; (5) a decline in Great Lakes and Mid-Atlantic construction activity; (6) a weakening in the California economy and population growth rates in the Southwestern United States; (7) labor relations; (8) the loss or bankruptcy of major customers (some of the Company’s customers have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code); and (9) changes in environmental laws. Fluctuations in oil prices have both a positive and negative impact on the Company. High oil prices generally result in more drilling activity, positively impacting the Company’s Performance Minerals business segment, while at the same time increasing the operating costs of the Company’s vehicles, vessels and processing plants. There are no labor agreements due to expire during the remainder of 2001 or in 2002.

         Due to the seasonal nature of certain aspects of the Company’s business, the operating results and cash flows for the first nine months of the year are not necessarily indicative of the results to be expected for the full year.

FINANCIAL CONDITION

         In the third quarter of 2000, the Company acquired certain assets from J.M. Huber Corporation (“Global Stone Portage”) for $12,512,000 in cash. The acquired facility processes fine-ground limestone for use in environmental applications at coal-fired power plants. The assets and results of operations of Global Stone Portage are included within the Company’s Global Stone segment.

         In the second quarter of 2000, the Company acquired all of the partnership interests in Michigan Limestone Operations Limited Partnership (“Michigan Limestone”) for: $53,000,000 in cash; $8,247,000 in assumed debt ($6,314,000 refinanced at closing); and contingent payments subject to achieving certain operating performance parameters through 2011. In the first quarter of 2001 the Company made its initial contingent payment of $3,185,000 recorded as additional purchase price and an increase to mineral reserves. The remaining contingent payments can be as high as $36,000,000 in total, with a maximum payment of $4,000,000 in any one year. Contingent payments will be allocated to mineral reserves up to the appraised value and thereafter to goodwill. The business has two facilities in Michigan, one of which supplies high calcium limestone and the other which supplies dolomitic limestone to a wide variety of users including the building materials, energy and metallurgy industries. Both facilities have access to the Great Lakes and ship essentially all their output by vessel. The assets and results of operations of Michigan Limestone are included within the Company’s Great Lakes Minerals segment.

FINANCIAL CONDITION (CONTINUED)

         In conjunction with the Michigan Limestone acquisition, the Company entered into a new three-year $118,000,000 Term Loan with its banking group and extended its existing $232,000,000 Senior Credit Facility by two years. Both facilities expire on April 1, 2003 and do not require any amortization of principal. As discussed below, the Company and its banking group entered into waiver agreements on the Term Loan and the Senior Credit Facility, dated as of September 30, 2001, which amends the pricing of the two facilities and reduces the Senior Credit Facility to $207,000,000. Both credit facilities are senior to the Company’s $100,000,000 Senior Subordinated Notes issued in 1999.

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

         The Company’s operating activities provided cash of $189,000 in the first nine months of 2001 compared with $19,263,000 in the same period in 2001. The decrease in cash provided in the first nine months of 2001 is primarily because of higher cash interest payments, including settlement costs on interest rate hedges, and the timing of payments on the Term Loan. Additionally, winter maintenance expenditures at the Michigan Limestone operations were higher than 2000 because of the timing of the acquisition, which closed in April 2000. Lastly, the Company’s initial contingent payment on the Michigan Limestone acquisition was paid in the first quarter of 2001. The operating results of the Company’s business segments are discussed in more detail under “RESULTS OF OPERATIONS”.

         Capital expenditures totaled $22,525,000 in the first nine months of 2001 compared with $28,022,000 for the same period in 2000. Expenditures for replacement of existing equipment totaled approximately $11,650,000. Expansion projects received funding of $6,677,000, with the balance of $4,198,000 allocated to the quarries. Capital expenditures for the Company for 2001 are expected to approximate $26,000,000 compared with $36,048,000 for all of 2000.

         In the first nine months of 2001, the Company’s additional borrowings exceeded debt repayments by $24,575,000 compared with the first nine months of 2000 in which additional borrowings exceeded debt repayments by $87,874,000. One of the reasons additional borrowings exceeded debt payments in the first nine months of both years is because of the seasonal nature of many of the Company’s businesses. In particular, winter work for the Great Lakes Minerals operation generally occurs in the first half of the fiscal year. Moreover, working capital investment increases in the second and third quarter as business activity increases. The higher additional borrowings in 2000 compared with 2001 is primarily the result of the Michigan Limestone acquisition and the Global Stone Portage acquisition in 2000.

         The Company declared a dividend of $0.60 per share in the first nine months of both 2001 and 2000. Dividends paid in the first nine months of 2001 were $1,988,000 compared with $2,979,000 for the same period in 2000. The lower dividend payment in 2001 is the result of the timing of the dividend payment date. In 2001, the third dividend payment will be made in the fourth quarter, while the third dividend payment in 2000 was made in the third quarter. The Company will not declare a dividend in the fourth quarter and does not anticipate declaring dividends in future quarters until the economic environment improves.

FINANCIAL CONDITION (CONTINUED)

         During the fourth quarter of 2001, the Company announced it is developing a restructuring plan that will include some facility and business rationalization intended to optimize organizational strengths and improve operating efficiencies. At this time, the Company has not determined the amount of the restructuring charge that will be taken in the fourth quarter.

         At September 30, 2001 the Company had $63,637,000 available for use under the Senior Credit Facility. The $25,000,000 reduction in the Company’s Senior Credit Facility agreed to as part of the waiver of covenants at September 30, 2001 reduced that availability to $38,637,000. The interest rate on the Senior Credit Facility, which approximated 6.7% on September 30, 2001, is based on LIBOR interest rates plus an applicable margin. Anticipated cash flows from operations and current financial resources are expected to meet the Company’s needs during the remainder of 2001 and throughout 2002. All financing alternatives are under constant review to determine their ability to provide sufficient funding at the lowest possible cost.

         Under the provisions of the Company’s Senior Credit Facility and Term Loan, the Company is required to comply with various financial covenants. As of September 30, 2001, the Company was not in compliance with three covenants: a leverage ratio which compares total debt to earnings before interest expense, taxes and depreciation, depletion and amortization (EBITDA); a senior debt ratio which compares senior debt to EBITDA; and an interest coverage ratio which compares interest expense and earnings before taxes to cash interest expense. Under the current agreement the Company does not anticipate satisfying these covenants in the fourth quarter of 2001; accordingly the Company reclassified the $118,000,000 outstanding on its Term Loan and the $162,995,000 outstanding on its Senior Credit Facility to current liabilities in the Company’s Balance Sheet. The Company obtained a waiver of defaults on the quarterly covenant levels at September 30, 2001 on its Senior Credit Facility and Term Loan. The waiver includes an increase in the applicable margin charged the Company through December 28, 2001 on its LIBOR based interest rate under certain conditions. The Company also agreed to reduce the Senior Credit Facility from $232,000,000 to $207,000,000. This will reduce commitment fees payable by the Company while still leaving ample credit availability for seasonal working capital needs. The Company will work to amend the Senior Credit Facility and Term Loan by December 28, 2001 to modify the financial covenants to levels that are attainable under current economic conditions. The maturity of the Term Loan and Senior Credit Facility is April 2003.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2000

         Effective January 1, 2001, the Company realigned its businesses into three reporting segments focused on its key markets served. This new segment reporting structure aligns operations which share business strategies and that are related by geography and product mix and reflects the way management evaluates the operating performance of its business. The operations will be reported in 2001 as: Great Lakes Minerals, which is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company’s Michigan Limestone and Marine Services operations; Global Stone, whose lime, limestone fillers, chemical limestone, construction aggregate and lawn and garden product businesses operate primarily in the Southeast and Mid-Atlantic regions; and Performance Minerals, which mines and processes specialized industrial minerals, primarily high-purity silica sands and muscovite mica, and combines the Industrial Sands and Specialty Minerals operations.

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2000

         The Company’s net sales and operating revenues of $305,386,000 in the first nine months of 2001 were 5% greater than net sales and operating revenues of $290,766,000 for the same period in 2000. The Company’s operating income for the first nine months of 2001 was $23,362,000 compared with operating income of $40,647,000 for the same period in 2000. The Company reported a net loss of $7,852,000 ($1.57 per share, assuming dilution) for the nine months ended September 30, 2001, compared with net income of $11,300,000 ($2.26 per share, assuming dilution) for the same period in 2000. The increase in net sales and operating revenues in the nine months ended September 30, 2001 compared to the same period of 2000 is primarily attributable to Performance Minerals, reflecting a combination of increased customer freight included in revenue and increased demand for frac sands used in domestic oil production. Also contributing to year over year growth is the revenue from the September 2000 acquisition of Global Stone Portage. The $17,285,000, or 43%, reduction in operating income in the first nine months of 2001 compared with the same period in 2000 is attributable to: the predominantly non-cash $4,123,000 charge related to a voluntary early retirement program and the consolidation of the Company’s Performance Minerals’ Ohio-based operations; higher energy costs in the first half of 2001; higher general and administrative costs in 2001; and a reduction in operating income from the Great Lakes Minerals segment, the result of lower vessel transportation margins and the negative impact of expensing higher winter maintenance costs in 2001 in the mining operation. Because of the timing of the Michigan Limestone acquisition, no winter maintenance costs were expensed by the Company in 2000, while those expenses through the first nine months of 2001 totaled $4,617,000. The $19,152,000 reduction of net income in 2001 included the reduction in operating income, plus a special non-cash charge to establish a reserve against an unsecured note receivable and charges related to the adoption with Statement of Financial Accounting Standard (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In total the special charges, including the voluntary early retirement program and consolidation of operations, resulted in a pretax charge of $11,160,000 (or $1.36 per share net loss, assuming dilution). In addition, interest expense was higher in the first nine months of 2001 compared to the prior year due to the additional borrowings by the Company to fund its 2000 acquisition activity and the higher cost of interest rate hedges.

         Operating results of the Company’s business segments for the nine months ended September 30, 2001 and 2000 are discussed below.

Net sales and operating revenues

         Great Lakes Minerals: Net sales and operating revenues for the Company’s Great Lakes Minerals segment decreased by $3,613,000, or 3%, to $108,956,000 for the first nine months of 2001 from $112,569,000 for the first nine months of 2000. The decrease in 2001 net sales was primarily because of higher weather related vessel delay days in the fleet operation and a change in the mix of cargo shipped.

         Global Stone: Net sales for the Company’s Global Stone segment totaled $120,758,000 for the nine months ended September 30, 2001, compared with $110,496,000 in the same nine months of 2000, an increase of $10,262,000, or 9%. The primary increase in sales is attributable to the 2001 sales of  Global Stone Portage, acquired in September 2000. In addition, increased lawn and garden revenues and higher amounts of customer freight included in revenue added to net sales.

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2000

         Performance Minerals: Net sales for the Company’s Performance Minerals segment totaled $77,758,000 in the nine months ended September 30, 2001, an increase of 15% from $67,792,000 for the same period of 2000. The increase in net sales reflects a combination of increased customer freight included in revenue and increased frac sand sales to support drilling activity by oil field service firms primarily in central California.

         Corporate and Other: Intersegment revenues totaling $2,086,000 in the first nine months of 2001 and $91,000 in the same period of 2000 represented limestone sales from the Great Lakes Minerals segment to Global Stone Portage.

Cost of goods sold and operating expenses

         Great Lakes Minerals: Cost of goods sold and operating expenses for the Great Lakes Minerals segment totaled $80,500,000 for the nine months ended September 30, 2001, compared with $77,334,000 for the same period in 2000, an increase of $3,166,000, or 4%. Cost of goods sold and operating expenses as a percentage of net sales and operating revenues were 74% in the first nine months of 2001 and 69% in the same period of 2000. The largest factor in the increase in cost of goods sold and operating expense dollars, and as a percentage of net sales and operating revenue, is expensing higher winter maintenance costs in 2001 in the mining operation. Because of the timing of the Michigan Limestone acquisition, no winter maintenance costs were expensed by the Company in 2000. Additionally, expenses associated with bringing the vessels into port at the end of the sailing season in January increased costs.

         Global Stone: Cost of goods sold for the Global Stone segment totaled $91,685,000 during the nine months ended September 30, 2001, compared with $80,769,000 in the nine months ended September 30, 2000, an increase of 14%. Cost of goods sold as a percentage of net sales were 76% in the first nine months of 2001 compared with 73% in the same period of 2000. The timing of the Global Stone Portage acquisition contributed approximately one-half of the increase in total cost of sales dollars. The increase in cost of goods sold as a percentage of net sales is primarily the result of unfavorable product volume and mix to absorb production costs throughout Global Stone.

         Performance Minerals: Cost of goods sold for the Performance Minerals segment increased $8,742,000, or 19%, to $53,831,000 in the first nine months of 2001 from $45,089,000 for the same period in 2000. Cost of goods sold as a percentage of net sales were 69% in the first nine months of 2001 and 67% for the same period of 2000. The increase in total cost of sales dollars is the direct result of the demand increases for frac sand. The increase in the percentage of cost of goods sold to revenues is because of insufficient specialty materials sales volumes to absorb start-up costs at two new facilities.

         Corporate and Other: Intersegment cost of goods sold totaling $1,997,000 in the first nine months of 2001 and $72,000 in the same period of 2000 represented the corporate elimination of cost of goods sold on limestone sales from the Great Lakes Minerals segment to Global Stone Portage in 2001.

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2000

Depreciation, Depletion and Amortization

         Depreciation, depletion and amortization expense increased 12% to $26,327,000 for the nine months ended September 30, 2001 compared with $23,407,000 for the same period of 2000. The increase in depreciation, depletion and amortization is primarily related to the timing and valuation of the Michigan Limestone and Global Stone Portage acquisitions.

General, administrative and selling expenses

         Total general, administrative and selling expenses were $27,555,000 for the first nine months of 2001 compared with $23,592,000 for 2000, an increase of $3,963,000, or 17%. The percentage of general, administrative and selling expenses to total net sales and operating revenues is 9% in the first nine months of 2001 and 8% in the same period of 2000. Some of the factors causing the increase include an increase in the Company’s health care expense, an increase in the cost to fund retirements, a higher provision for doubtful accounts and the effects of the additional three months of expenses at the Great Lakes Minerals mining operations office acquired in April 2000.

Charge for early retirement program and consolidation of operations

         In the first quarter of 2001, the Company recorded a $4,123,000 charge related to a voluntary early retirement program and the consolidation of its Performance Minerals’ Ohio-based operations. The majority of this charge was a non-cash charge relating to the revaluation of the pension and postretirement benefits in conjunction with the voluntary early retirement program and is included in Corporate and Other.

Operating Income

         Great Lakes Minerals: The segment had operating income of $11,784,000 for the first nine months of 2001 compared with operating income of $21,503,000 for the same period of 2000. The reduction in operating income is primarily the result of the timing of the Segment’s acquisition of Michigan Limestone, whose business undergoes scheduled winter maintenance during the first quarter. In 2000 these costs were expensed prior to the acquisition, but in 2001 they were incurred by the Company and are amortized in the months that the quarries operate, starting in April. Also reducing operating income were inefficiencies from increased vessel delay days, a change in the mix of cargo shipped and additional costs associated with bringing the vessels into port in the beginning of the year.

         Global Stone: The segment contributed $10,363,000 to operating income for the nine months ended September 30, 2001 compared with $12,551,000 in the same period of 2000. The $2,188,000, or 17%, decrease in operating income in the first nine of 2001 is primarily the result of declining volumes and margins partially offset by the operating income contributed by the Global Stone Portage acquisition.

         Performance Minerals: Operating income for the Performance Minerals segment was $11,236,000 for the first nine months of 2001 compared with $10,094,000 for the same period of 2000. The increase of $1,142,000, or 11%, in operating income was principally the result of increased demand for frac sands used in oil production in central California.

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2000

         Corporate and Other: Certain general and administrative expenses are not allocated to the business segments. Accordingly, Corporate and Other recognized an operating loss of $10,021,000 in the first nine months of 2001, which was $6,520,000 greater than the $3,501,000 operating loss for the nine months ended September 30, 2000. The increase in operating loss was primarily the result of the $3,700,000 revaluation of the Company’s salaried pension and postretirement benefit plans in conjunction with the voluntary early retirement program in the first quarter of 2001 as well as an increase in the amount of unallocated health care and retirement expenses.

Interest expense

         Interest expense increased 24% to $30,281,000 in the first nine months of 2001 compared with $24,496,000 for the same period of 2000. The increase in interest expense is principally the result of higher borrowings to fund the Michigan Limestone and Global Stone Portage acquisitions. The higher cost of interest rate hedges was also a factor. The Company’s interest expense from hedges was $1,969,000 in the nine months ended September 30, 2001 compared with a reduction in interest expense of $804,000 related to hedges in the same period of 2000. In addition, the Company adopted SFAS No. 133 in the first quarter of 2001. Upon adoption the Company recognized a $2,820,000, net of tax, non-cash direct charge to other comprehensive income ($4,623,000 pretax). This charge must be amortized as a charge to interest expense over the remaining life of the original derivative instruments, ten quarters, and $1,387,000 (pretax) of this amortization was included in interest expense in the first nine months of 2001. Additionally, increased debt levels used to fund the 2000 acquisitions added to interest expense. Interest expense in the first nine months from bank debt was $25,543,000 in 2001 compared with $24,125,000 in 2000. The final component of interest expense is the amortization of financing costs, which was $1,392,000 for the first nine months of 2001 compared with $1,175,000 in the same period of 2000.

Other expense-net

         As a result of adopting SFAS No. 133, the Company recorded a charge of $3,103,000, included in other expense, relating to the required mark-to-market of the Company’s interest rate swap agreements in the first nine months of 2001. The Company does not anticipate material additional charges in other expense in future quarters related to SFAS No. 133 because its derivative agreements were restructured to meet the requirements of effective cash flow hedge agreements. Under the requirements, charges are recognized as interest expense in the income statement when the hedged transaction affects earnings.

         The Company also recorded a non-cash charge of $3,500,000, included in other expense, to establish a reserve against an unsecured note receivable arising from the 1998 sale of a discontinued, steel-related business.The Company deemed this reserve necessary primarily because of the uncertain financial condition of the buyer and the buyer’s customer base, including Chapter 11 bankruptcy filings of several of the buyer’s major customers. The buyer is currently in default on the note.

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2000

         The Company’s net sales and operating revenues of $120,107,000 in the third quarter of 2001 were 1% greater than net sales and operating revenues of $119,158,000 for the same quarter in 2000. The Company recorded operating income for the third quarter of 2001 of $10,540,000 compared with operating income of $20,045,000 for the same period in 2000. The Company reported net income of $227,000 ($0.05 per share, assuming dilution) for the three months ended September 30, 2001, compared with net income of $7,619,000 ($1.52 per share, assuming dilution) for the same period in 2000. The increase in net sales and operating revenues in the third quarter of 2001 compared to 2000 is attributable to the September 2000 acquisition of Global Stone Portage and freight revenue increases in Performance Minerals, offset by a reduction in Great Lakes Minerals operating revenues caused by higher weather related vessel delay days in the fleet operation. The $9,505,000, or 47%, reduction in operating income in the third quarter of 2001 is primarily attributable to a reduction in operating income from the Great Lakes Minerals segment, the result of lower vessel transportation margins and the negative impact of expensing winter maintenance costs in 2001 in the mining operation. Additionally, higher health care and retirement expenses reduced operating income. The $7,392,000 decrease in net income in the third quarter of 2001 was primarily from the reduction in operating income and higher interest expense in the third quarter of 2001 compared to the prior year quarter.

         Operating results of the Company’s business segments for the three months ended September 30, 2001 and 2000 are discussed below.

Net sales and operating revenues

         Great Lakes Minerals: Net sales and operating revenues for the Company’s Great Lakes Minerals segment decreased by $3,959,000, or 7%, to $54,256,000 for the third quarter of 2001 from $58,215,000 for the same quarter of 2000. The decrease in net sales and operating revenues is primarily from higher weather related vessel delay days in 2001. Limestone tons sold were up slightly in the quarter, but revenue was adversely impacted by an unfavorable shift in product mix.

         Global Stone: Net sales for the Company’s Global Stone segment totaled $40,343,000 for the three months ended September 30, 2001, compared with $36,431,000 in the same quarter of 2000, an increase of $3,912,000, or 11%. The increase in sales is attributable to the third quarter 2001 sales of Global Stone Portage, acquired in September 2000, plus increased lawn and garden revenues.

         Performance Minerals: Net sales for the Company’s Performance Minerals segment totaled $26,742,000 in the three months ended September 30, 2001, an increase of 9% from $24,603,000 for the same quarter of 2000. The increase in net sales is attributable to increased freight revenue on sales to oil field service firms primarily in central California.

         Corporate and Other: Intersegment revenues totaling $1,234,000 in the third quarter of 2001 and $91,000 in the same period of 2000 represented sales from the Great Lakes Minerals segment to Global Stone Portage.

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2000

Cost of goods sold and operating expenses

         Great Lakes Minerals: Cost of goods sold and operating expenses for the Great Lakes Minerals segment totaled $40,235,000 for the three months ended September 30, 2001, compared with $39,692,000 for the same period in 2000, an increase of $543,000, or 1%. Cost of goods sold and operating expenses as a percentage of net sales and operating revenues were 74% in the third quarter of 2001 and 68% in the same quarter of 2000. The increase in cost of goods sold and operating expense, as a percentage of net sales and operating revenues, is the result of lower vessel transportation margins and higher deferred maintenance costs in 2001 in the acquired mining operations. Because of the timing of the Michigan Limestone acquisition, no winter maintenance costs were expensed by the Company in 2000. Moreover, inefficiencies resulting from the temporary loss of a primary crusher in the mining operation increased costs. The Company believes it has adequate insurance coverage to offset the majority of the business impact resulting from the temporary loss of the primary crusher.

         Global Stone: Cost of goods sold for the Global Stone segment totaled $31,058,000 during the three months ended September 30, 2001 compared with $26,055,000 in the three months ended September 30, 2000, an increase of 19%. Cost of goods sold as a percentage of net sales were 77% in the third quarter of 2001 compared with 72% in the same period of 2000. The increase in cost of goods sold as a percentage of net sales is primarily the result of an unfavorable change in product mix, with more low margin lawn and garden sales, and lower margins attributable to industrial filler volume weakness. The increase in total cost of sales dollars includes the above plus the timing of the Global Stone Portage acquisition.

         Performance Minerals: Cost of goods sold for the Performance Minerals segment was $18,708,000 in the third quarter of 2001, an increase of $2,584,000, or 16%, from $16,124,000 for the same period in 2000. Cost of goods sold as a percentage of net sales were 70% for the third quarter of 2001 compared with 66% in the same quarter of 2000. The increase in total cost of sales dollars and the percentage of cost of goods sold to revenues is because of insufficient specialty materials sales volumes to absorb start-up costs at two new facilities.

         Corporate and Other: Intersegment cost of goods sold totaling $1,188,000 in the third quarter of 2001 and $72,000 in the same period of 2000 represented the corporate elimination of cost of goods sold of sales from the Great Lakes Minerals segment to Global Stone Portage in 2001.

Depreciation, Depletion and Amortization

         Depreciation, depletion and amortization expense increased 15% to $10,572,000 for the three months ended September 30, 2001 compared with $9,163,000 for the same period of 2000. The increase in depreciation, depletion and amortization is primarily related to the timing and valuation of the Michigan Limestone and Global Stone Portage acquisitions.

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2000

General, administrative and selling expenses

         Total general, administrative and selling expenses were $10,182,000 for the third quarter of 2001, compared with $8,151,000 for 2000, an increase of $2,031,000 or 25%. The percentage of general, administrative and selling expenses to total net sales and operating revenues increased to 8% in the third quarter of 2001 from 7% in the same period of 2000. The majority of the increase results from an increase in the Company’s retirement expense and health care costs as well as an increase to provision for doubtful accounts to reserve for customer bankruptcies.

Operating Income

         Great Lakes Minerals: The segment had operating income of $6,615,000 for the third quarter of 2001 compared with operating income of $12,151,000 for the same period of 2000. Operating income decreased because of lower vessel transportation margins resulting from an increase in weather related vessel delay days and a change in the mix of cargo shipped. Additionally the timing of the Segment’s mining acquisition reduced 2001 operating income. The business undergoes scheduled winter maintenance during for the first quarter. In 2000 these costs were expensed prior to the acquisition, but in 2001 they are being amortized over the mining season. Finally, inefficiencies resulting from the temporary loss of a primary crusher in the mining operation.

         Global Stone: The segment contributed $2,580,000 to operating income for the three months ended September 30, 2001 compared with $4,681,000 in the same period of 2000. The $2,101,000, or 45%, decrease in operating income is the result of a change in product mix, higher unit costs of production and higher general and administrative expense partially offset by the contribution of Global Stone Portage which was acquired in the third quarter of 2000.

         Performance Minerals: Operating income for the Performance Minerals segment was $3,854,000 for the third quarter of 2001 compared with $3,945,000 for the same period of 2000.

        Corporate and Other: Certain general and administrative expenses are not allocated to the business segments. Accordingly, Corporate and Other recognized an operating loss of $2,509,000 in the third quarter of 2001, which was $1,777,000 greater than the $732,000 operating loss for the three months ended September 30, 2000. The increase in operating loss was primarily the result of unallocated health care costs, an increase to the provision for doubtful accounts and higher costs to fund retirements. Additionally, the third quarter 2000 operating loss was unusually low because the Company benefited from favorable adjustments to its health care expense and insurance brokerage fees.

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2000

Interest expense

         Interest expense increased 7% to $9,988,000 in the third quarter of 2001 compared with $9,365,000 for the same period of 2000. The Company’s interest expense from hedges was $827,000 for the three months ended September 30, 2001 compared with interest expense of $16,000 related to hedges in the same period of 2000. In addition, the Company adopted SFAS No. 133, and upon adoption the Company recognized a $2,820,000, net of tax, non-cash direct charge to other comprehensive income ($4,623,000 pretax). This charge must be amortized as interest expense over the remaining life of the original derivative instruments, 10 quarters, and $462,000 (pretax) of this amortization was included in interest expense in the third quarter of 2001. Interest expense from bank debt was lower at $8,185,000 in the three months ended September 30, 2001 compared to $8,921,000 in the third quarter of 2000. The reduction in interest expense on bank debt in the third quarter is attributable to lower interest rates. The final component of interest expense is the amortization of financing costs, which was $514,000 for the third quarter of 2001 compared with $428,000 in the same period of 2000.

NEW ACCOUNTING PRONOUNCEMENTS

         Statements of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” were approved by the Financial Accounting Standards Board effective June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach, subject to annual impairment testing. The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement by the Company on January 1, 2002. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $1,723,000 (or $0.34 per share, assuming dilution) per year.

         During 2002, the Company will perform the first of the required impairment tests under SFAS No. 142 of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company’s current policy for measuring goodwill impairment is based upon an analysis of undiscounted cash flows. Under SFAS No. 142, goodwill must be assigned to reporting units and measured for impairment base upon the fair value of the reporting units. The Company has not yet determined its reporting units under SFAS No. 142 and what the effect of these new impairment tests will be on its consolidated financial position or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS No. 143), “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt SFAS 143 effective January 1, 2003 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144, which supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, this Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for –sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Company is required to adopt SFAS 144 effective January 1, 2002 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates was disclosed in the Form 10-K filed by the Company on March 8, 2001.

The following table provides information about the Company’s derivative and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and debt obligations. For debt obligations, the table presents cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average LIBOR interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward LIBOR rates in the yield curve, plus a 3.00% margin at September 30, 2001 and 2.25% margin at December 31, 2000 for variable rate long-term debt. The Company does not hold or issue financial instruments for trading purposes.

	September 30, 2001

	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value

				(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$ 357	$2,065	$1,954	$ 2,016	$2,010	$110,957	$119,359	$110,007
Average interest rate	9.66%	9.66%	9.68%	9.71%	9.78%	9.82%

Variable rate	333	333	281,329	334	334	668	283,331	283,331
Average interest rate	5.09%	5.35%	6.80%	3.41%	4.23%	4.66%

Interest rate derivatives:
Interest rate swaps:
Variable to fixed			170,000	50,000			220,000	15,516
Average LIBOR
pay rate	6.87%	6.87%	6.79%	6.97%
Average LIBOR
receive rate	2.59%	2.85%	4.30%	5.12%

	December 31, 2000

	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value

	(In thousands)
Liabilities:

Long-term debt:
Fixed rate	$4,362	$2,065	$1,954	$2,016	$2,010	$110,963	$123,370	$106,506
Average interest rate	9.59%	9.66%	9.68%	9.71%	9.78%	9.82%

Variable rate	333	334	253,219	334	334	667	255,221	255,221
Average interest rate	7.86%	7.92%	8.13%	4.99%	5.13%	5.25%

Interest rate derivatives:
Interest rate swaps:
Variable to fixed		20,000	200,000				220,000	6,270
Average LIBOR
pay rate	6.92%	6.94%	6.90%
Average LIBOR
receive rate	5.61%	5.67%	5.88%

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1
Amendment No. 2 to Credit Agreement and Waiver dated as of September 30, 2001, among Oglebay Norton Company, KeyBank National Association, as administrative agent for the Banks, Bank One, Michigan, as syndication agent and The Bank of Nova Scotia, as documentation agent.

10.2
Amendment No. 2 to Loan Agreement and Waiver dated as of September 30, 2001, among Oglebay Norton Company, KeyBank National Association, as administrative agent for the Banks, Bank One, Michigan, as syndication agent and The Bank of Nova Scotia, as documentation agent.

(b)	Reports on Form 8-k

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

DATE: November 14, 2001
By:/s/ David H. Kelsey

David H. Kelsey
Vice President and
Chief Financial Officer
On behalf of the Registrant