Form 10-K405
period 2001-12-31
OGLEBAY NORTON CO /OHIO/
filed 2002-03-11
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

Oglebay Norton Company

(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization) 1100 Superior Avenue—21st Floor, Cleveland, Ohio (Address of principal executive offices)	34-0158970 (IRS Employer Identification No.) 44114-2598 (Zip Code)
Registrant ’s telephone number, including area code: (216) 861-3300
Securities registered pursuant to Section 12(g) of the Act:

Common Stock $1 Par Value	Rights to Purchase Preferred Stock

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of voting stock held by non-affiliates of the Registrant at March 7, 2002 (calculated by excluding the total number of shares reported under Item 12 hereof) was $41,523,000. Common Shares outstanding at March 7, 2002: 4,973,440.

        Portions of the following document are incorporated by reference: the Registrant’s definitive proxy statement, dated March 11, 2002 for the Registrant’s 2002 Annual Meeting of Shareholders.

PART I

ITEM  1.    BUSINESS

A.  (1)  About The Company

        Oglebay Norton Company, founded in 1854 and headquartered in Cleveland, Ohio, mines, processes, transports and markets aggregates and industrial minerals. The principal offices of the Company are located at 1100 Superior Avenue, 21st floor, Cleveland, Ohio 44114-2598. The primary Standard Industrial Code for the Company is 1400. The Company owns strategically located, proven long-life reserves of high-quality limestone, industrial sand and mica. The Company also owns related mineral extraction equipment, processing plants and transportation equipment, including trucks, railway lines and equipment, and marine vessels and docks. With these assets, the Company serves a broad customer base primarily in four major categories: building products, energy, environmental and industrial. The Company enjoys a significant market share in each of its core markets, benefiting from long-term relationships with market-leading customers, many of which have multi-year purchase contracts with the Company.

        The Company has three operating segments: Great Lakes Minerals, Global Stone and Performance Minerals. Great Lakes Minerals mines and distributes limestone from three facilities located in northern Michigan. Global Stone mines and processes limestone and manufactures lime at six operations in the mid-Atlantic and southeastern United States and one operation in the Great Lakes region. Performance Minerals mines and processes industrial sands and mica at seven operations located in Ohio, North Carolina and the southwestern United States. The Company believes that it is one of the five largest producers of lime and one of the ten largest producers of limestone in the United States. Management also believes that the Company is the fourth largest producer of industrial sands and the largest producer of mica in the United States.

        Effective January 1, 2001, the Company realigned its businesses into three reporting segments, described above, focused on its key markets served. This new segment reporting structure aligns operations which share business strategies, are related by geography and product mix, and reflect the way management evaluates the operating performance of its businesses. In 2001, the Company also announced that it was implementing a new, flatter management structure and consolidating formerly independent business units into an integrated industrial minerals company.

(2)  Business Strategy

        The Company’s short-term strategy for 2002 and 2003 is to focus on cash generation, debt reduction and profitability. The Company anticipates debt repayments to exceed additional borrowings by $10-$15 million in 2002, assuming no acquisitions or dispositions. The Company intends to refinance its senior debt during 2002 or the first quarter of 2003. Longer-term, the Company’s strategy is to enhance its market leadership position and maximize profitability and cash flow through the following actions:

        Capitalize on demand for industrial minerals for building materials.     The Company has secured significant regional market share in the building materials market, particularly with respect to construction aggregates and industrial fillers markets. Limestone, industrial sands and mica are used to varying degrees by building materials manufacturers as filler material in paint, joint cement, roofing shingles, carpet backing and floor and ceiling tiles. In addition, the Company’s limestone is used in major construction projects such as highways, schools, hospitals, shopping centers and airport expansions. The Company also packages limestone and sand for sale at the nation’s leading home centers and regional lawn care distributors for commercial and home lawn and garden care. With this increased presence in the building materials market, the Company intends to capitalize on its customer relationships by providing better service and a broader selection of minerals for customers to purchase.

        Capitalize on market opportunities in the energy segment.     The Company’s industrial sands products are well positioned in the market place to serve the demand for high-purity silica sands used by oil-well service companies in the oil-well fracturing process. In addition, the Company’s Great Lakes Minerals operation has continued to increase its share of coal transported in its vessels for use by electric utilities in the Great Lakes region.

        Capitalize on increasing demand for minerals for environmental remediation.    Public concerns over environmental issues, reflected in recent legislative changes in the United States, have resulted in an increase in the demand for lime and limestone used in environmental clean-up applications, including flue gas desulfurization, municipal waste sludge treatment, industrial water treatment, drinking water treatment and hazardous waste remediation. The Clean Air Act, for example, requires the reduction of emissions, particularly sulfur, from certain industrial processes. Lime is the principal agent used in the desulfurization process. The Company believes that it is well positioned to capitalize on this increasing demand. The Company is also experiencing increased demand for its high-purity silica sands for use in water filtration systems.

        Maximize logistics efficiencies on the Great Lakes.     With the addition of Michigan Limestone Operations Limited Partnership, the Company is better able to leverage logistics services and delivery of its limestone in the Great Lakes region. The Michigan Limestone Operations Limited Partnership acquisition made the Company the only fully integrated limestone producer on the Great Lakes. The Company can now mine, process and transport stone to the Company’s own docks or directly to customers on a delivered cost per ton basis. The Great Lakes Minerals segment attempts to maximize the efficiency of its fleet of marine vessels by negotiating contracts and dispatching vessels to facilitate backhauls of coal and other bulk commodities.

        Implement a flatter, more centralized management structure.     At the end of 2001, the Company implemented a new, flatter management structure and consolidated formerly independent business units into an integrated aggregates and industrial minerals company. The new structure is designed to reduce overall costs, improve responsiveness to customers, and better enable the Company to leverage its assets to improve productivity. The new structure is also expected to facilitate sharing of best practices within the organization.

B.  Principal Products and Services

(1)  Great Lakes Minerals

        The Company’s Great Lakes Minerals business segment mines limestone at three quarries located in northern Michigan and distributes it throughout the Great Lakes region. The Company acquired Michigan Limestone Operations Limited Partnership in 2000, and combined these assets with the Company’s Port Inland, Michigan, operations to create Michigan Limestone Operations, Inc. (Michigan Limestone), a wholly owned subsidiary. All three facilities have access to the Great Lakes and ship essentially all their output by vessel. The combined Michigan Limestone operation holds one of the largest reserves of metallurgical and chemical quality high-calcium carbonate and dolomitic limestone in the world.

        In 2001, the Company combined Michigan Limestone with its marine services business to create the Great Lakes Minerals segment. The segment has one of the largest fleets of self-unloading vessels on the Great Lakes. The fleet provides transportation services for limestone as well as for coal and iron ore.

    Industry

        Limestone accounts for about three-quarters of crushed stone production in the United States. Crushed limestone has four primary end uses: construction aggregates and building materials, chemical and metallurgical processes, cement and lime manufacturing and agricultural purposes. Because transportation costs can be significant in this industry, competition is limited based on geography. Products from the Great Lakes Minerals segment are used primarily as aggregate for construction of schools, hospitals, shopping centers and highways; as an environmental cleaning agent for flue gas desulferization, waste water treatment and soil stabilization; and as an essential chemical component in the manufacture of steel, paper and glass.

        In general, demand for crushed limestone correlates with general economic cycles, principally new construction demand and government spending on highway construction and other infrastructure projects. Demand for vessel transportation on the Great Lakes is related to general economic cycles and more particularly to construction activity and industrial production in the Great Lakes region. The Great Lakes marine transportation business is seasonal. It is affected by weather conditions (such as the waterways freezing over), the closing/opening of the locks between the lakes, water levels of the lakes and rivers and customer demand for service. These factors cause the actual number of days of operation to vary each year. Annually, the locks close around January 15 and re-open around March 25. Management believes that the overall Great Lakes shipping market in which its fleet competes operated at less than full capacity in 2001 after approaching full capacity for the prior four years. As a result, companies competing in the service, including Oglebay Norton, may lay up vessels in 2002.

    Operations

        The Great Lakes Minerals segment operates three open pit quarries, 12 self-unloading vessels and numerous docks. The Company assesses mineral reserves at all of its quarries and mines utilizing external consulting geologists and mining engineers. The very large reserves of the Great Lakes Minerals segment have been extensively mapped, and this mapping is regularly updated to provide the customer with the specified consistent quality product. Limestone is extracted from the quarries by traditional drilling and blasting techniques. In an open pit quarrying operation, the high purity limestone is often covered by an overburden of construction grade limestone that must first be removed. This overburden is used whenever possible to produce construction aggregates, usually in a dedicated crushing plant, in order to minimize the net cost of extraction. Following extraction, trucks or trains are used to deliver the “as-blasted” limestone to a primary crusher. It is then processed through several stages of crushing and screening to form products that can be sold as chemical limestone or ready for further processing into aggregates, lime, fillers and other value-added products.

        Transportation cost represents a significant portion of the overall cost of limestone. As a result, except for limestone quarried in Michigan, the majority of limestone production is sold within a 200-mile radius of the producing facility. Limestone quarried at the Company’s operations are delivered, for the most part, by marine vessel, enabling the stone to be shipped to major markets located in excess of 800 miles away at a competitive price. The combination of Michigan Limestone with the existing marine transportation capabilities established the Company as the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes. The Company can now mine, process and transport stone to the Company’s own docks or directly to customers on a delivered cost per ton basis. The Company believes it can perform this integrated service with an efficiency that non-integrated competitors cannot match.

        Substantially all the transportation services of the Company’s vessel fleet are conducted between U.S. ports on the Great Lakes. The largest vessels in the fleet transport primarily iron ore and coal. Smaller vessels can be scheduled with more flexibility and are better suited to transport limestone. In early 2002, the Company entered into a multi-year pooling agreement with American Steamship Company, which operates a fleet of Great Lakes vessels comparable in size to the Company’s fleet. The agreement combines the operations and customers of the two fleets to achieve more efficient overall operations and better customer service. With the pooling of vessels the Company anticipates improved trade patterns for all cargo, including limestone. (See Item E. Subsequent Events.)

        The Great Lakes Minerals segment also operates a bulk material dock facility in Cleveland under a ten-year agreement with the Cleveland-Cuyahoga County Port Authority that expires in March 2007. The dock facility operates throughout the year, receiving cargo from Great Lakes vessels, storing it as needed, and transferring it for further shipment via rail or water transportation. The Port Authority is in the process of constructing a new port-funded $3.6 million access road that will enable the facility to transship cargoes by highway as well as rail and water. The Company expects that the new road will enable it to deliver limestone by truck, expanding its ability to serve the limestone market. The new road should also enable the facility to handle other dry-bulk commodities such as coal, magnetic concentrate ore, sale, cement and coke.

    Customers

        The segment’s primary customers include purchasers and producers of construction aggregate and chemical limestone, integrated steel manufacturers, for whom the fleet transports iron ore, and electric utility companies for whom the fleet transports coal. The Company has long-established relationships with many of these customers and provides services to many of them pursuant to long-term contracts. Management estimates that approximately 80% of the tonnage hauled by the vessel fleet was shipped pursuant to multi-year contracts. Management estimates that the industrial and chemical, building materials and construction, and environmental customers account for approximately 48%, 34% and 18%, respectively, of this business segment’s revenue.

        Since the acquisition of Michigan Limestone in 2000, the Company has moved to organize the fleet’s shipping patterns around limestone in order to reduce its dependence on iron ore and the integrated steel industry. In 2001, shipments of limestone accounted for an estimated 23% of the fleet’s revenues, compared with approximately 11% in 2000 and 12% in 1999. Approximately 75% of the limestone transported by the Company’s fleet in 2001 came from the Company’s Michigan Limestone quarries. Coal accounted for approximately 31% of the fleet’s revenues in 2001 compared with 26% in 2000 and 1999. Iron ore shipments accounted for approximately 45% of the fleet’s revenue, down from as much as 60% as recently as the late 1990s. For 2002, the Company anticipates that the percentage of revenue from iron ore will continue to decline while the coal and limestone trade will increase.

    Competition

        The building materials and construction aggregate industry in North America is highly fragmented. Many active operations are small scale or wayside locations operated by state or local governments, usually to meet the requirements of highway contracts in more remote locations. There also are a number of large companies in the industry, including Vulcan Materials Corporation, Martin Marietta Materials Inc. and Lafarge Corporation whose operations are often centered on a particular geographic region. The Company’s Great Lakes Minerals operations are centered on the Great Lakes region in this fashion. Given that transportation cost represents a significant portion of the overall cost of lime and limestone products, competition generally occurs among participants in close geographic proximity. In addition, the scarcity of high-purity limestone deposits on which the required zoning, extraction and emission permits can be obtained serves to limit competition from startup operations within the limestone market.

        The most important competitive factors impacting the segment’s marine transportation services are price, customer relationships and customer service. Management believes that customers are generally willing to continue to use the same carrier assuming such carrier provides satisfactory service with competitive pricing. The Company’s fleet competes only among U.S. flag Great Lakes vessels because of the U.S. federal law known as the Jones Act. The Jones Act requires that cargo moving between U.S. ports be carried in a vessel that was built in the United States, has a U.S. crew, and is owned (at least 75%) by U.S. citizens or corporations. As a result, Canadian-flag Great Lakes vessels or foreign-flag oceanic vessels do not carry dry bulk cargo between U.S. ports. Moreover, the size limitation imposed by the St. Lawrence Seaway prevents large oceanic vessels from entering the Great Lakes. The competitive landscape has remained relatively stable over the last ten years with the overall number of vessels available for service decreasing from 75 to 69 in 2001. The number of vessels is expected to further decline in 2002, as companies respond to the declining demand for iron ore by laying up vessels. The Company may lay up some of its vessels in 2002 as part of its new pooling agreement with American Steamship Company (See Item E. Subsequent Events.) The pooled fleet will principally compete against two other similar-sized U.S. flag Great Lakes commercial fleets in 2002: The Interlake Steamship Company and U.S.S. Great Lakes Fleet, Inc. The fleet also competes with certain companies that operate smaller captive fleets and, to a lesser extent, with rail and truck transportation companies serving the Great Lakes region.

(2)  Global Stone

        Through a series of transactions in 2000, 1999 and 1998, the Company acquired businesses that now form its Global Stone segment. These operations supply lime, crushed and ground limestone, construction aggregates, chemical limestone and lawn and garden products to a broad customer base in a variety of industries. The segment’s products are used primarily as filler in building materials, as an environmental cleaning agent for flue gas desulferization, waste water treatment and soil stabilization, and as a chemical in steel-making, paper-making and glass-making.

    Industry

        Lime is a value-added product, derived from limestone, and is widely used in a variety of manufacturing processes and industries, including iron and steel, pulp and paper, chemical, air purification, sewage, water and waste treatments, agricultural and construction. The wide range of end-uses and markets for lime offers some protection from the economic cycles experienced by individual sectors such as the steel industry. In addition, a high proportion of lime is sold into end-uses that, unlike some construction-related end-uses, have year-round requirements largely unaffected by the weather. As explained above, limestone accounts for about three-quarters of crushed stone production in the United States. Because transportation costs can be significant in this industry, competition is limited based on geography. Crushed limestone has four primary end uses: construction aggregates and building materials; chemical and metallurgical processes; cement and lime manufacturing; and agricultural purposes. High-purity chemical limestone like that processed by the segment may be processed into value-added products, such as lime or limestone fillers, or sold as chemical limestone for use in manufacturing products as diverse as poultry feed mixtures, fiberglass and roofing shingles. Fillers, which are finely ground limestone powders, are used in a wide range of manufacturing processes including vinyl flooring, carpet backing, adhesives, sealants and jointing compounds for wallboard.

    Operations

        The Company’s Global Stone business segment produces products for all four primary end uses: construction aggregates and building materials, chemical and metallurgical processes, cement and lime manufacturing, and agricultural purposes. The segment has seven lime and/or limestone operations in North America that collectively extract and process high purity limestone. These operations are primarily centered in northwest Georgia and along the Interstate 81 corridor from southern Pennsylvania through Virginia and Tennessee.

        The segment currently operates eight open pit quarries and four underground mines. Limestone is extracted from the quarries by traditional drilling and blasting techniques. In an open pit quarrying operation, the high purity limestone is often covered by an overburden of construction grade limestone that must first be removed. This overburden is used whenever possible to produce construction aggregates, usually in a dedicated crushing plant, in order to minimize the net costs of extraction. Following extraction, trucks or trains are used to deliver the “as-blasted” limestone to a primary crusher. It is then processed through several stages of crushing and screening to form products that are saleable as chemical limestone or ready for further processing into aggregates, lime, fillers and other value-added products. The Company assesses mineral reserves at all of its quarries and mines utilizing external consulting geologists and mining engineers.

        High-purity chemical limestone is processed into lime by heating it in a kiln. At December 31, 2001, the Company believes its daily lime production capacity is approximately 4,500 tons. The capacity over a 24-hour period cannot be projected over a full calendar year because kilns require regular planned outages for maintenance and equipment is subject to unplanned outages customary with any mechanical plant. Typically, a kiln will operate between 90%-95% of the available hours in any year.

    Customers

        In general, demand for lime and limestone correlates to general economic cycles, principally new construction demand, population growth rates and government spending on highway construction and other infrastructure projects, which affect the demand for our customers’ products and services. This business segment has a broad customer base covering all sectors of the demand for lime and limestone. These customers vary by the type of limestone products they demand: lime, chemical limestone or construction aggregate. The Company estimates that building materials and construction, environmental and industrial and chemical customers account for approximately 56%, 23% and 21%, respectively, of this business segment’s revenue.

        Transportation cost represents a significant portion of the overall cost of lime and limestone. As a result, the majority of lime and limestone production is sold within a 200-mile radius of the producing facility. The Company believes that its Global Stone lime and limestone operations are strategically located near major markets for their products and hold a significant share of these markets.

    Competition

        The building materials and construction aggregate industry in North America is highly fragmented. Many of the active operations are small scale or wayside locations operated by state or local governments, usually to meet the requirements of highway contracts in more remote locations. There also are a number of large companies in the industry, including Vulcan Materials Corporation, Martin Marietta Materials Inc. and Lafarge Corporation, whose operations are often centered on a particular geographic region.

        Lime is primarily purchased under annual contracts. For many customers, the cost of lime is quite small in comparison to their overall production costs. For 2000, the Company estimates that the ten largest lime producers in North America accounted for approximately 79% of total industry capacity, with the Company’s business segment accounting for approximately 4%. The four largest companies with which the Company competes are privately owned.

        Given that transportation cost represents a significant portion of the overall cost of lime and limestone products, competition generally occurs among participants in close geographic proximity. In addition, the scarcity of high-purity limestone deposits on which the required zoning, extraction and emission permits can be obtained serves to limit competition from startup operations within the limestone market.

(3)  Performance Minerals

        The Company’s Performance Minerals business segment is engaged in the mining and processing of high-quality specialty mineral products, primarily industrial sands and muscovite mica. The segment includes the operations of two Company subsidiaries: Oglebay Norton Industrial Sands, Inc. and Oglebay Norton Specialty Minerals, Inc. Both of these businesses are focused on markets where excellent technical service and support are important to customers. The two subsidiaries also share common end-use markets in building products and a geographic focus on the Southwestern United States. Oglebay Norton is the fourth-largest producer of industrial sands in the United States and the largest producer of muscovite mica in North America.

        Performance Minerals’ products include: (i) fracturing sands, which are used by oil-well service and exploration companies in the oil-well fracturing process to hold rock structures open; (ii) whole grain sands and silica flour, which are used in glass-making; (iii) filtration sands, which are used in liquid filtration systems; (iv) recreational sands, which are used in the construction of golf courses and other recreation fields as well as in general landscaping applications; (v) specialty construction/industrial sands, which are used in the construction industry; (vi) coated sand for industrial abrasive uses; (vii) silica flour, which is used in the manufacture of building materials such as roofing shingles, stucco, mortar and grout, and in fiberglass and ceramics and (viii) mica products used as a functional filler in building materials such as joint compound, coatings and paints, as well as in the manufacture of numerous industrial and consumer products, including automotive sound deadening materials, thermoplastics and cosmetics.

        The Company produces the widest array of mica products in North America—more than 40 different products—and is the only company currently supplying all five muscovite mica market segments. Performance Minerals also produces two other specialty minerals as a byproduct of mica production: kaolin and feldspathic sand.

    Industry

        Industrial sands, often termed “silica”, “silica sand” and “quartz sand,” are defined as high silicon dioxide content sands. While deposits of more common construction sand and gravel are widespread, industrial sand deposits are limited. The special properties of industrial sands—purity, grain size, color, inertness, hardness and resistance to high temperatures—make them often irreplaceable in a variety of industrial applications. Higher silica content allows for more specialized, higher-margin applications than construction sand and gravel. Mica, the segment’s other primary product, is highly valued for its unique physical characteristics, including color, flexibility, durability, thermal properties and weight. Mica is used as functional filler in building materials such as joint compound, coatings and paints, as well as in the manufacture of numerous industrial and consumer products including automotive sound deadening materials, thermoplastics and cosmetics. Mica is an essential component in many of its applications, and in some cases can command premium pricing.

        In general, demand for Performance Minerals’ products is driven by a number of factors depending on end use. The two most important factors are the price per barrel of oil and housing starts, especially in the Southwestern United States, where most of the Company’s industrial sand facilities are located. Oil prices are correlated with demand from oil drilling services companies for fracturing or “frac” sands, which is the largest single market for the Company’s industrial sands. Housing starts are correlated with demand for building products such as joint compound, paint, roofing shingles and grout, which are important end-uses for both mica and industrial sands.

    Operations

        The Performance Minerals segment has nine operations with strategically located, long-lived reserves of high-purity industrial sands and muscovite mica located in Ohio, North Carolina and the Southwest. The industrial sands operations include four open pit sand quarries with integrated processing plants and one remote processing plant supported by surface sand purchased under a long-term contract. In an industrial sand quarry, the extracted sand is first washed to remove impurities like clay and dirt. The sand is then dried, screened and separated into different sized granules. At certain of the facilities, the sand is also pulverized into powder for use in ceramic and other applications. All of the segment’s industrial sands operations have railroad and/or highway access.

        The segment’s two mica operations are located in Kings Mountain, North Carolina, and Velarde, New Mexico. The Kings Mountain complex includes two mines and three plant sites which crush, dry, screen, mill and package mica products for shipment. Products include wet ground mica, dry ground mica, flake mica and micronized mica as well as byproducts kaolin clay and feldspathic sand. Several different kinds of mica are surface treated with various chemicals to improve their performance in plastic products. The Velarde operation in northern New Mexico includes a surface mine and a plant that processes dry ground and flake mica. Both the Velarde and Kings Mountain sites control sufficient mica reserves to meet all expected demand for many years to come.

    Customers

        The segment has a broad customer base for its many industrial sand and mica products. Industrial sand customers participate in the oil well service, building materials, glass, fiberglass, ceramic, foundry, filtration, and golf course and recreational industries. Mica is supplied to customers in the building materials, automotive, rubber and plastics and cosmetics industries, among others.

        For bulk industrial sand materials, transportation cost represents a significant portion of the overall cost, and so the majority of production is sold within a 200-mile radius of the producing facility. In contrast, for most mica and some highly specialized industrial sands, transporting the materials long distances is not economically prohibitive because of their high unit value. The Company estimates that the building materials and construction markets, industrial, and energy uses accounted for approximately 42%, 32%, and 21%, respectively, of the business segment’s revenue.

    Competition

        As stated above, since transportation cost represents a significant portion of the overall cost of industrial sands, competition generally occurs among participants in close geographic proximity. The scarcity of high-purity sand deposits on which the required zoning and extraction permits can be obtained serves to limit competition. Management estimates that the Company accounts for approximately 11% of the U.S. industrial sands market, making it the fourth largest industrial sand producer in the country and the leader in the Southwestern U.S. market. The principal competition comes primarily from three companies: Unimin Corp., U.S. Silica Co., a wholly-owned subsidiary of Better Minerals, Inc. and Fairmount Minerals Ltd.

        Due to limited sources, competition in the muscovite mica industry is international. Management estimates that the Company is the largest producer of mica in North America, accounting for approximately 52% of the market. Competition comes primarily from privately held international businesses with the only public competitors being Zemex, Inc. and Engelhard Corporation.

C.  Environmental, Health and Safety Considerations

        The Company is subject to various environmental laws and regulations imposed by federal, state and local governments. In 2001, the Company continued implementation of its Environmental, Health and Safety Initiative for continuous improvement commenced in 1999. During the year 2001, certain plant operations were closed in conjunction with the fourth quarter restructuring of the Company. As a result, the Company may be responsible for certain closure related expenses, including reclamation of land to its original condition or to a condition as may be required by contract or law.

        A natural consequence of crushing stone and silica and making lime is the emission of dust. The Company continues to invest in technology to control dust at its operations and in the surrounding areas. Although the Company cannot reasonably estimate future costs related to dust control or compliance with environmental, health and safety laws and regulations, costs incurred to comply with regulations historically have not been outside the ordinary course of business. It is possible that the Company’s future operating results could be affected by future costs of compliance, however, management believes that such costs will not have a material adverse effect on the Company’s consolidated financial position. The Company is unable to predict the effects of future environmental health and safety laws and regulations upon its business.

D.  Employees

        At December 31, 2001, the Company employed approximately 1,881 people, of whom 140 are management. About one-third of the Company’s employees are unionized, and the Company is party to ten collective bargaining agreements with various labor unions. The Company believes that it maintains good relations with each of these unions. During 2001, the collective bargaining agreements covering employees at its New Mexico operations expired. An agreement was successfully renegotiated. In 2002, collective bargaining agreements covering employees at our Cleveland Bulk Terminal operations will be negotiated commencing in the first quarter of 2002.

E.  Subsequent Events

        In January 2002, the Company announced that its wholly owned subsidiary, Oglebay Norton Marine Services Company, had agreed to pool its fleet operations with the fleet operations of American Steamship Company, a wholly owned subsidiary of GATX Corporation. American Steamship Company operates a Great Lakes fleet of 11 modern, self-unloading vessels. GATX specializes in railcar and locomotive leasing, information technology leasing, venture finance and diversified finance.

        The multi-year agreement provides for the coordination of dispatch and other fleet operations but does not involve any transfer of assets. The arrangement is expected to result in more efficient deployment of the combined fleet and better service to customers of both companies. The pooling agreement is expected to further reduce the Company’s dependence on iron ore and increase its ability to focus on limestone production and distribution.

Executive Officers of the Registrant

        (Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K) the Executive Officers of the Company as of March 8, 2002 were as follows:

Name	Age	Position

John N. Lauer	63	Chairman and Chief Executive Officer
Michael D. Lundin	42	President and Chief Operating Officer
Julie A. Boland	35	Vice President, Chief Financial Officer and Treasurer
Ronald J. Compiseno	50	Vice President, Human Resources
Kenneth P. Pavlich	47	Vice President, Operations and Business Development
Rochelle F. Walk	41	Vice President and Secretary

        John N. Lauer has served as Chairman and Chief Executive Officer of the Company since November 1, 2001. Prior to that time he served as Chairman, President, Chief Executive Officer since July 1998 and as President and Chief Executive Officer and Director from January 1, 1998. From 1994 to December 1997, Mr. Lauer was retired and pursued activities as a private investor. Mr. Lauer served as the President and Chief Operating Officer of The B.F. Goodrich Company, a chemical and aerospace company, from 1990 until 1994. Mr. Lauer also serves on the Boards of Directors of Diebold, Incorporated and Menasha Corporation.

        Michael D. Lundin has served as President and Chief Operating Officer of the Company since November 1, 2001 and as a Director since December 12, 2001. Prior to that time he served as Vice President, Michigan Operations and President, Michigan Limestone Operations, Inc., from April, 2000 and was President and one of the owners of Michigan Limestone Operations Limited Partnership for more than five years and up until the partnership was acquired by the Company.

        Julie A. Boland has served as Vice President, Chief Financial Officer and Treasurer since January 1, 2002. Prior to that time she was Vice President, Credit Risk Management & Advisory Group for Goldman Sachs International from 1999 until 2001 and was Vice President, Fixed Income, Loan Capital Markets and served in other roles for J.P. Morgan & Co. from 1993 to 1999 and as a Certified Public Accountant for Price Waterhouse from 1988 to 1991.

        Ronald J. Compiseno has served as Vice President, Human Resources since September 21, 1998. Prior to joining the Company, he was Group Director of Human Resources for Invacare Corporation of Elyria, Ohio.

        Kenneth P. Pavlich has served as Vice President, Operations and Business Development since January 2, 2002 and served as Vice President, Specialty Minerals and President Oglebay Norton Specialty Minerals from December 1999 until January 2, 2002 and as Vice President, Business Development for Oglebay Norton Specialty Minerals, Inc. and Vice President, Operations for Oglebay Norton Industrial Sands, Inc. from July 1998 until December 1999 and from December 1997 until July 1998, respectively. Mr. Pavlich was General Manager from 1992 to 1997 of Lone Tree Complex in Nevada for Newmont Mining Corporation.

        Rochelle F. Walk was elected Vice President of the Company in August 1999 and serves as Secretary of the Company, a position she has held since June 1998. Prior to joining the Company, she was Corporate Counsel, a Business Unit Director and Marketing Director of the Sherwin Williams Company from 1990 to 1998 and was an attorney with the law firm Ulmer & Berne from 1986 to 1990.

        Except as noted above, all executive officers of the Company have served in the capacities indicated, respectively, during the past five years. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office.

ITEM 2.    PROPERTIES

        The Company’s principal operating properties are described below. The Company’s executive offices are located at 1100 Superior Avenue, Cleveland, Ohio, under a sublease expiring on March 31, 2003. The total area involved is approximately 55,000 square feet.

Location	Use	Owned/ Leased	Reserves(1) (years remaining)
Corporate Headquarters
Cleveland, Ohio	Offices	Leased	N/A

Great Lakes Minerals
Cleveland, Ohio	Marine transportation bulk commodity dock	Leased	N/A

Cleveland, Ohio	Offices	Leased	N/A

Rogers City, Cedarville and Gulliver, Michigan	Limestone quarries, ship loading facility and processing plant	Owned (2)	More than 200 years, collectively

Global Stone
Luttrell, Tennessee	Limestone mine and lime works	(3)	14
Chemstone operations:

Strasburg, Middletown, And Winchester, Virginia	Limestone quarries, processing plants and lime works	(4)	More than 100, collectively

York, Pennsylvania	Limestone quarries and processing plants	Owned	30

Marble City, Oklahoma	Limestone mine and lime works	Owned	59

Buchanan, Virginia	Limestone quarries and processing plants	Owned	43

Portage, Indiana	Limestone processing plant	Owned	N/A

Filler Products Operations:
Chatsworth, Ellijay and Cisco, Georgia	Limestone mines and processing plants	(5)	50

Performance Minerals
California Operations:
Orange County, California (San Juan Capistrano)	Sand quarry and processing plant	(6)	11

Riverside, California	Sand processing plant	Owned	Supplied by third parties

Bakersfield, California	Transloading facility	Owned	N/A

Location	Use	Owned/ Leased	Reserves(1) (years remaining)
Bakersfield, California	Sand processing plant	(7)	Supplied by Voca facility

Ohio Operations:
Glenford and Howard, Ohio	Sand quarries and processing plants	Owned	15 and 23, respectively

Texas Operations:
Brady and Voca, Texas	Sand quarries and processing plants	Owned	69

Colorado Springs, Colorado	Sand processing plant	(8)	5

Kings Mountain, North Carolina	Mica mines and processing plant	Leased/ Owned (9)	15

Velarde, New Mexico	Mica mines and processing plant	Owned	49

(1)	Certain estimates of reserves are based on the life of a mineral reserve and not the actual reserves remaining at the location.

(2)	The Company, through long-term agreements, leases the mineral rights at Cedarville and the majority of mineral rights at Rogers City.

(3)	The lime works is owned and the limestone mine is subject to a mineral lease agreement through 2015.

(4)
The limestone quarry and lime works at Strasburg and Winchester and the processing plant at Middletown are owned. The limestone quarry at Middletown is subject to a 100-year mineral lease agreement, however, it is estimated that there are 45 years of reserves remaining on the property.

(5)	The processing plants are owned and the limestone mines are subject to a 99-year mineral lease agreement, however, it is estimated that there are 50 years of reserves remaining on the properties.

(6)	The processing plant is owned and the sand quarry is subject to a mineral lease agreement through 2013.

(7)	The sand processing plants are owned, however, they are located on land, which is leased through December 31, 2005 with a right to renew for an additional 5-year term.

(8)	The processing plant is owned and the operation acquires feedstock under supply agreements that provide five years of reserves at current production levels.

(9)	The mica mine and one processing plant are leased. The remaining processing plants are owned.
ITEM  3.    LEGAL PROCEEDINGS

        The Company and certain of its subsidiaries are involved in a limited number of claims and routine litigation incidental to operating its current business. Several of the Company’s subsidiaries have been and are currently defendants in a large number of cases relating to the exposure of persons to asbestos and silica. The plaintiffs in these cases generally seek compensatory and punitive damages of unspecified sums based upon common law or statutory product liability claims. Some of these cases have been brought by plaintiffs against the Company (or its subsidiaries) and other product manufacturer co-defendants, some of whom have filed for bankruptcy protection. Considering our past and present operations relating to the use of asbestos and silica, it is possible that additional claims may be made against the Company and its subsidiaries based upon similar or different legal theories seeking similar or different types of damages and relief.

        Litigation is inherently unpredictable and subject to many uncertainties. Adverse court rulings, determinations of liability or retroactive or prospective changes in the law could affect claims made against the Company and encourage or increase the number and nature of future claims and proceedings. Although any liability that the Company may have in connection with product liability cases is not currently quantifiable or estimable, based upon, among other things, the outcome of the litigation to date, management believes that such litigation is not expected to have a material adverse effect on the Company’s operations, liquidity or financial condition. The Company believes that these product liability claims are covered by insurance. Due to the uncertainties involved in any litigation, management is unable to predict the outcome of such litigation or the number of possible future claims and proceedings.

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company’s common stock is traded on the NASDAQ National Market (NASDAQ/NMS Symbol: OGLE). The Company had 346 shareholders of record at February 28, 2002. The following is a summary of the market range and dividends for each quarterly period in 2001 and 2000 for the Company’s common stock. The Company’s amended bank agreement on the Senior Credit Facility and Term Loan prohibit the payment of dividends.

	Market Range		Dividends
Quarterly Period	High	Low

2001
4th	$18.08	$11.35	$0.00
3rd	28.40	13.64	0.20
2nd	30.50	25.20	0.20
1st	31.56	19.38	0.20

2000
4th	$28.13	$19.25	$0.20
3rd	28.50	24.63	0.20
2nd	26.13	20.25	0.20
1st	24.50	19.00	0.20

ITEM 6.    SELECTED FINANCIAL DATA

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31
	2001	2000	1999	1998	1997
OPERATIONS

Net sales and operating revenues	$404,211	$393,181	$328,947	$262,229	$149,251

Operating income	15,208	51,019	46,544	37,035	24,465
(Loss) income from continuing operations	(18,815)	15,028	13,646	12,036	18,356
Discontinued operations	–0–	–0–	–0–	–0–	(2,104)
Net (loss) income	(18,815)	15,028	13,646	12,036	16,252

PER SHARE DATA

(Loss) income per common share—basic:
Continuing operations	$ (3.76)	$ 3.02	$ 2.81	$ 2.52	$ 3.84
Discontinued operations	–0–	–0–	–0–	–0–	(0.44)
Net (loss) income	(3.76)	3.02	2.81	2.52	3.40

(Loss) income per common share—assuming dilution:
Continuing operations	(3.76)	3.00	2.80	2.51	3.81
Discontinued operations	–0–	–0–	–0–	–0–	(0.44)
Net (loss) income	(3.76)	3.00	2.80	2.51	3.37

Dividends	0.60	0.80	0.80	0.80	0.75

Market price at December 31	15.50	19.44	23.75	24.75	41.00
Book value at December 31	24.54	30.80	28.62	26.64	24.77

Shares of common stock outstanding at December 31	4,972	4,968	4,927	4,765	4,752
Average shares of common stock—basic	4,998	4,975	4,857	4,772	4,785
Average shares of common stock—assuming dilution	4,998	5,007	4,870	4,786	4,816

FINANCIAL CONDITION

Capital expenditures	$ 26,875	$ 36,048	$ 25,939	$ 19,119	$ 24,554
Working capital	46,978	45,582	38,731	27,311	37,955
Total assets	680,149	700,046	570,066	567,592	263,224
Capitalization:
Long-term debt	388,773	378,591	301,706	312,066	47,533
Stockholders’ equity	121,998	153,000	141,009	126,933	117,716

        Results for 2000 include Michigan Limestone Operations and Global Stone Portage from their respective dates of acquisition. Results for 1999 include Specialty Minerals and Global Stone Winchester from their respective dates of acquisition. Results in 1998 include Global Stone, Port Inland and Colorado Silica from their respective dates of acquisition. Discontinued operations represent the Company’s Engineered Materials business that was discontinued in 1997.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management’s Discussion and Analysis of Financial Condition and Results of Operations contain statements concerning certain trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) unfavorable weather conditions particularly in the Great Lakes region and/or the continuation of lower water levels; (2) fluctuations in energy, fuel and oil prices; (3) a decline in steel production; (4) changes in the demand for the Company’s products or services due to changes in technology; (5) a decline in Great Lakes and Mid-Atlantic construction activity; (6) a weakening in the California economy and population growth rates in the Southwestern United States; (7) the outcome of negotiations of labor agreements; (8) the loss or bankruptcy of major customers; (9) changes in environmental laws; (10) an increase in the number of asbestos and silica product liability litigation filed in the United States; and (11) determinations by a court or jury against the Company’s interest. Fluctuations in oil prices have both a positive and negative impact on the Company. High oil prices generally result in more drilling activity, positively impacting the Company’s Industrial Sands business segment, while at the same time increasing the operating costs of the Company’s vehicles, vessels and processing plants. Some of the Company’s customers have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Management does not expect these reorganizations to have a material impact on the Company’s financial condition.

        Management’s discussion and analysis of its financial condition and results of operation are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On a continual basis the Company evaluates its estimates, including those related to accounts receivable reserves, inventories, intangible assets, impairment and useful life of long-lived assets, pensions and other postretirement benefits and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounts Receivable

        The Company is required to estimate the collectibility of its trade and note receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables. The Company has increased its reserve for doubtful accounts in recent periods and if the financial condition of our customers were to deteriorate, additional reserves may be required.

Contingencies

        The Company is subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. The Company is required to estimate the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount or reserves required, if any for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future because of new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Postretirement Benefits

        The Company’s pension and postretirement benefit cost and credits are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. We consider current market conditions, including changes in interest rates, the age of our workforce and retirees, current health care costs and other factors in selecting these assumptions. The Company has made changes to these assumptions in recent periods and future postretirement benefit cost or credits may change based upon changes in these assumptions.

Restructuring Charges

        During 2001, the Company recognized two separate charges for restructuring and a voluntary early retirement program. Inherent in these charges were estimates related to the settlement of contractual obligations and estimates related to the incremental postretirement benefits awarded to retirees. Additionally, the impairment of fixed assets included estimating fair value less cost to sell of assets the Company intends to sell. Although the Company does not anticipate significant changes, the actual costs or proceeds may differ from our estimates.

        Please see footnote A to the consolidated financial statements for a more complete description of the Company’s significant accounting policies.

Financial Condition

        In the second quarter of 2000, the Company acquired all of the partnership interests in Michigan Limestone Operations Limited Partnership (“Michigan Limestone”) for: $53,000,000 in cash; $8,247,000 in assumed debt ($6,314,000 refinanced at closing); and contingent payments subject to achieving certain operating performance parameters through 2011. The Company accrued contingent payments of $3,050,000 and $3,185,000 at December 31, 2001 and 2000 respectively, representing additional purchase price and an increase to mineral reserves. The remaining contingent payments can be as high as $32,000,000 in total, with a maximum payment of $4,000,000 in any one year. Contingent payments will be allocated to mineral reserves up to the appraised value and thereafter to goodwill. The business has two facilities in Michigan, one of which supplies high calcium limestone and the other dolomitic limestone to a wide variety of users including the building materials, energy and metallurgy industries. Both facilities have access to the Great Lakes and ship essentially all their output by vessel. The assets and results of operations of Michigan Limestone are included within the Company’s Great Lakes Minerals segment.

        The Company’s President and Chief Operating Officer Michael Lundin was one of the former owners of Michigan Limestone. Mr. Lundin’s share of the Michigan Limestone purchase price at closing was $9,858,000, of which he received $4,858,000 after paying loans and expenses related to the transaction. Additionally, Mr. Lundin receives a 18.6% share of future contingent payments, including the 2000 and 2001 payments, which totaled $592,000 in 2000 and $568,000 in 2001. Mr. Lundin was not an executive officer of the Company prior to the Michigan Limestone acquisition.

        In the third quarter of 2000, the Company acquired certain assets from the J. M. Huber Corporation (“Global Stone Portage”) for $12,512,000 in cash. The facility processes fine-ground limestone for use in environmental applications at coal-fired power plants. The assets and results of operations of Global Stone Portage are included within the Company’s Global Stone segment.

        In December of 1999 the Company acquired the assets of Franklin Industries’ Mica business (“Specialty Minerals”) for a purchase price of $31,600,000. Specialty Minerals is reported as part of the Performance Minerals segment. Also in 1999, the Company acquired the assets of the W.S. Frey Company (“Global Stone Winchester”) for $12,008,000 in cash and 50,000 shares of the Company’s common stock. Consideration for the acquisition also included non-compete and royalty payments of $3,500,000. Global Stone Winchester is part of the Global Stone segment.

        All acquisitions were accounted for as business combinations applying the purchase method of accounting. The results of operations for these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. The purchase prices have been allocated based on estimated fair values at the dates of acquisition.

        In the third quarter of 1999, the Company sold in separate transactions the stock of its (i) Global Stone Detroit Lime Company (“Detroit Lime’’) and (ii) Global Stone Ingersoll Ltd. (“Ingersoll”) subsidiaries. The sale of Detroit Lime was completed in August 1999 with net proceeds of $15,250,000. The sale of Ingersoll was completed in September 1999 with net proceeds of $45,700,000. Detroit Lime and Ingersoll combined for 1999 revenues of $20,564,000 and operating income of $2,050,000. The combined net proceeds of $60,950,000 were used to reduce amounts outstanding on the Company’s Revolving Credit Facility. In finalizing the purchase price allocation for the Global Stone acquisition, the underlying assets and liabilities of Detroit Lime and Ingersoll were adjusted to fair market value based upon an agreement entered into during the second quarter of 1999 to sell these entities. The re-allocation of the Global Stone purchase price resulted in a $22,031,000 reduction in goodwill.

    The Company’s operating activities provided cash of $23,245,000 in 2001, which was a decrease of 42% compared with $39,913,000 in 2000. Cash from operations during 2001 increased 3% when compared with $22,496,000 for 1999. The decrease in operating cash provided in 2001 compared with 2000 is partially from higher cash interest payments, including settlement costs on interest rate hedges. Additionally, winter maintenance expenditures were higher in 2001 because of the timing of the Michigan Limestone acquisition, which closed in April 2000. Increases in 2001 health care costs and first half of 2001 energy costs also contributed to the decrease in operating cash. Lastly, the Company’s initial contingent payment on the Michigan Limestone acquisition was paid in 2001. When comparing operating cash in 2001 with 1999, higher cash interest payments, energy and health care costs were essentially offset by the increased cash generated from the Michigan Limestone acquisition. Operating results of the Company’s business segments are discussed in more detail under “RESULTS OF OPERATIONS”.

        Expenditures for property and equipment amounted to $26,875,000 in 2001 compared with $36,048,000 and $25,939,000 in 2000 and 1999, respectively. The decreases in capital expenditures are primarily the result of cost controlling measures intended to conserve capital. Additionally, the Company believes that 2000 capital expenditures on expansion projects were higher than usual. Expenditures for the replacement of existing property and equipment totaled approximately $10,647,000 in 2001. Expansion projects amounted to $11,836,000, with the $4,392,000 balance for quarry development. Expenditures for property and equipment for 2002 are currently expected to approximate $21,000,000. Of this amount, $5,800,000 is estimated to be for expansion projects and $3,000,000 for quarry development.

        In the second quarter of 2000, in conjunction with the Michigan Limestone acquisition, the Company entered into a new three-year $118,000,000 Term Loan with its banking group and extended its existing $232,000,000 Senior Credit Facility by two years. Both facilities expire on April 3, 2003 and do not require any amortization of principal. In 2001 the Company amended its Senior Credit Facility and Term Loan. Amendments to the Company’s debt agreements included modification of covenant levels, an increase in the applicable margin charged the Company on its LIBOR based interest rate, a prohibition of capital distributions and a reduction of the Senior Credit Facility from $232,000,000 to $207,000,000. Additionally, the Amendment requires bank approval on any new acquisitions and the hiring of an investment advisor in preparation of the refinancing of Senior Credit Facility and Term Loan. At December 31, 2001 the Company had $45,798,000 available for use on the Senior Credit Facility. Anticipated cash flows from operations and current financial resources are expected to meet the Company’s needs during 2002. All financing alternatives are under constant review to determine their ability to provide sufficient funding at the least possible cost. The Company plans on beginning its refinancing process for the Senior Credit Facility and Term Loan in 2002. The pricing features and covenants of the new Term Loan are the same as the Senior Credit Facility. The variable interest rate on the Senior Credit Facility and Term Loan approximated 6.3% at December 31, 2001. Both credit facilities are senior to the Company’s $100,000,000 Senior Subordinated Notes issued in 1999, the proceeds of which were used to finance the Global Stone acquisition. These notes mature in February 2009 and have a fixed interest rate of 10%.

        In 2001, the Company incurred $1,734,000 of deferred financing costs related to amendments to its Term Loan and Senior Credit Facility compared with $1,220,000 of deferred financing costs in 2000 related to the creation of the Term Loan and extension of the Senior Credit Facility. In 1999, the Company incurred $1,231,000 of deferred financing costs related to the exchange and private placement of the Senior Subordinated Notes and an amendment to the Senior Credit Facility. The financing costs are being amortized over the terms of the respective agreements and are included in Other Assets on the consolidated balance sheet at December 31, 2001.

        In 2001, the Company’s additional borrowings exceeded debt repayments by $10,295,000. In 2000, the Company’s additional borrowings exceeded debt repayments by $74,950,000. Additional borrowings in 2000 included the financing of the Michigan Limestone and Global Stone Portage acquisitions. The Company reduced net borrowings by $12,127,000 on the Revolving Credit Facility during 1999 primarily from the proceeds from the sale of Detroit Lime and Ingersoll. This reduction was offset by the additional borrowings needed to fund the acquisitions of Specialty Minerals and Global Stone Winchester. The Company anticipates debt repayments to exceed additional borrowings by $10,000,000 to $15,000,000 in 2002, assuming no acquisitions or dispositions. The Company anticipates an increase in net debt repayments in 2002 compared with 2001 primarily based upon lower capital expenditures in 2002, improvements in operating income, lower employee incentive payments earned in 2001 and paid in 2002 and cash savings from the restructuring and early retirement program.

        The Company’s Senior Credit Facility requires interest rate protection on fifty-percent of the Company’s senior secured debt. Accordingly, the Company entered into interest rate swap agreements in 2000 to limit the effect of increases in the interest rates on variable rate debt. The differential between fixed and variable rates is recorded as an increase or decrease to interest expense. The effect of these agreements was to fix the Company’s interest rate exposure, including the applicable margin charged the Company on its LIBOR based interest rate, at 10.62% on $220,000,000 of the Senior Credit Facility and Term Loan. At December 31, 2001, the Company’s derivatives have maturities ranging from June 30, 2003 through June 30, 2004. As a result of falling LIBOR based interest rates, interest expense increased $5,176,000 in 2001 because of these interest rate swaps. Additionally, the Company’s other expense increased $3,096,000 in 2001 because of these interest rate swaps, primarily from the mark-to-market valuation of the swaps that did not qualify as hedging instruments under SFAS No. 133 during the first quarter of 2001. See Note F to the consolidated financial statements for a further description of the Company’s swap agreements. Interest expense decreased by $723,000 in 2000 and increased by $154,000 in 1999 as the result of swap agreements.

        The following tables provide information about the Company’s derivative and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and debt obligations. For debt obligations, the table presents cash flows and related weighted average interest by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average LIBOR interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward LIBOR rates in the yield curve, plus a 3.75% margin in 2001 and a 2.25% margin in 2000 for variable rate long-term debt. The Company does not hold or issue financial instruments for trading purposes.

	December 31, 2001
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$2,076	$ 1,961	$ 2,016	$2,010	$2,071	$108,886	$119,020	$106,950
Average interest rate	9.53%	9.54%	9.59%	9.69%	9.74%	9.74%
Variable rate	333	268,084	334	334	334	334	269,753	269,753
Average interest rate	6.10%	8.39%	3.75%	4.58%	4.84%	5.25%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed		170,000	50,000				220,000	13,810
Average LIBOR pay rate	6.87%	6.79%	6.97%
Average LIBOR receive rate	2.35%	4.64%	5.47%

	December 31, 2000
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$4,362	$ 2,065	$ 1,954	$2,016	$2,010	$110,963	$123,370	$106,506
Average interest rate	9.59%	9.66%	9.68%	9.71%	9.78%	9.82%
Variable rate	333	334	253,219	334	334	667	255,221	255,221
Average interest rate	7.86%	7.92%	8.13%	4.99%	5.13%	5.25%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed		20,000	200,000				220,000	6,270
Average LIBOR pay rate	6.92%	6.94%	6.90%
Average LIBOR receive rate	5.61%	5.67%	5.88%
Financial Condition (continued)

        In 2000, the Company received $1,731,000 of proceeds and recorded pretax gains of $1,907,000 (net gain of $1,635,000 or $0.33 per share, assuming dilution) for miscellaneous asset sales. In 1999, the Company sold a dock in Detroit, Michigan, for cash of $1,985,000, which resulted in a pretax gain of $1,642,000 (net gain of $1,067,000 or $0.22 per share, assuming dilution). The Company also sold an inactive coal property and received cash of $1,520,000, which resulted in a pretax net gain of $1,836,000 (or $0.37 per share, assuming dilution).

        The Company declared dividends of $0.60 per share during 2001, and $0.80 per share during 2000 and 1999. Dividends paid were $2,983,000 for 2001 compared with $3,972,000 and $3,881,000 in 2000 and 1999, respectively. The Company did not declare a dividend in the fourth quarter of 2001. The Company’s amendments to its financial covenants in its Senior Credit Facility and Term Loan prohibit the payment of dividends.

        At the end of 2001, the Company re-evaluated assumptions used in determining postretirement pension and health care benefits. The weighted-average discount rates were adjusted from 8.0% to 7.25% to better reflect market rates. The decrease resulted in an increase in the projected benefit obligation of $6,128,000 for the pension plan and $4,620,000 for the postretirement benefit plan. The change in discount rate is not expected to have a material impact on 2002 pension or postretirement expense; however it will increase the expense. The Company’s fair value of pension plan assets declined by $10,328,000 during 2001, and that decline is estimated to result in $1,250,000 in additional pension expense in 2002. At December 31, 2000, the Company revised the expected annual trend rate increase in the per capita cost of health care benefits from 7.3% to 9.0%. The revised trend rate increased the Company’s postretirement benefits projected benefit obligation by $4,189,000 at December 31, 2000. In 2000, the Company’s liability and expense resulting from the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) was reduced by $2,135,000 primarily as a result of a decline in the number and change in the mix of beneficiaries assigned to the Company. At the end of 1999, the Company re-evaluated assumptions used in determining postretirement pension and health care benefits. The weighted-average discount rates were adjusted from 7.0% to 8.0% to better reflect market rates. The increase in the discount rate reduced the Company’s pension plans projected benefit obligation by $6,645,000, but did not have a material impact on 2000 pension expense. In 1999, the Company’s liability and expense resulting from the Coal Act was reduced $1,082,000 as a result of the increase in the discount rate to 8.0%. The increase in discount rate reduced the remaining postretirement benefits projected benefit obligation by $954,000 for 1999.

        In conjunction with the Company’s 2001 annual meeting, the Company’s shareholders approved the re-incorporation of the Company as an Ohio corporation and certain changes to the Company’s capital structure. The changes included an increase in the number of authorized shares from 10,000,000 to 30,000,000 and the replacement of existing unissued preferred stock with 5,000,000 shares of “blank check” preferred stock. The term “blank check” preferred stock refers to stock for which designations, preferences, conversion rights, participation and other rights, including voter rights (subject to some limitations established by law), qualifications, limitations, and restrictions may be determined by the board of directors. The articles of incorporation establish restrictions on the blank check preferred stock relating to the conversion price and the number of common shares into which the preferred shares may be converted in order to limit the dilution to holders of common shares.

Results of Operations

        The Company’s net sales and operating revenues in 2001 of $404,211,000 were 3% greater than the 2000 level of $393,181,000 and were 23% greater than the 1999 level of $328,947,000. Operating income decreased to $15,208,000 in 2001 compared with $51,019,000 in 2000 and $46,544,000 in 1999. The Company reported a net loss for 2001 of $18,815,000 ($3.76 per share, assuming dilution) compared to net income of $15,028,000 ($3.00 per share, assuming dilution) and $13,646,000 ($2.80 per share, assuming dilution) for 2000 and 1999, respectively.
Results of Operations (continued)

        The increase in net sales and operating revenues in 2001 compared with 2000 is primarily attributable to the timing of the Global Stone Portage acquisition in September of 2000. Adjusting for the timing of the Global Stone Portage acquisition, sales in 2001 were relatively flat compared to 2000. The lack of growth was in line with the general economy, as Gross Domestic Product growth steadily declined from the third quarter of 2000. The Company expects the effects of the U.S. recession to continue through the second half of 2002, and as a result, management believes that net sales and operating revenue for 2002 will remain at levels similar to 2001. The increases in net sales and operating revenues in 2001 compared with 1999 are primarily attributable to the timing of the September 2000 acquisition of Global Stone Portage, the April 2000 acquisition of Michigan Limestone and the December 1999 acquisition of Specialty Minerals.

        The decrease in operating income in 2001 compared with 2000 is partially attributable to a 4% increase in costs of goods sold and operating expenses, 74% in 2001 and 70% in 2000, relative to net sales and operating revenues in 2001. The increase in cost of goods sold and operating expenses was primarily the result of the following: expensing higher winter maintenance costs in 2001 in the mining operation, because of the timing of the Michigan Limestone acquisition, no winter maintenance costs were incurred or expensed by the Company in 2000; higher energy costs in the first half of 2001; inefficiencies in transportation services related to weather related delay days; and the loss of contracted business due to bankruptcy. Operating income was also reduced because of the $16,068,000 provision for restructuring and early retirement programs in 2001 and higher general and administrative costs for health insurance and retirement benefits. The decrease in operating income in 2001 compared with 1999 can be attributed to the provision for restructuring and early retirement program and higher general and administrative expenses. Additionally, the 2001 to 1999 reduction in operating income reflects the impact of lower water levels, more weather related delay days and fewer sailing days on the Great Lakes. The Company expects that operating income will improve in 2002, as a result of its restructuring efforts in 2001, the benefits in the Great Lakes Minerals segment from its pooling arrangement with American Steamship, less reliance on metallurgical customers and normalized delay factors.

        The decrease in net income in 2001 compared with 2000 and 1999 resulted from lower operating income and higher interest expense. The Company expects interest expense to increase slightly in 2002, based on the amortization of deferred financing fees related to 2001 bank amendments. The Company believes that as a result of its restructuring efforts and other cost control measures that it will improve its profitability in 2002. However, the extent of improvement is dependent on the general economy.

        Effective January 1, 2001, the Company realigned its businesses into three reporting segments focused on its key markets served. This new segment reporting structure aligns operations that share business strategies and that are related by geography and product mix and reflects the way management evaluates the operating performance of its business. The operations are reported in 2001 as: Great Lakes Minerals, which is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company’s Michigan Limestone and Marine Services operations; Global Stone, whose lime, limestone fillers, chemical limestone, construction aggregate and lawn and garden product businesses operate primarily in the Southeast and Mid-Atlantic regions; and Performance Minerals, which mines and processes specialized industrial minerals, primarily high-purity silica sands and muscovite mica, and combines the Industrial Sands and Specialty Minerals operations. The operating results of the Company’s business segments for 2001, 2000 and 1999 are discussed below.

    Great Lakes Minerals

        Net sales and operating revenue for the Great Lakes Minerals segment decreased 5% to $152,106,000 in 2001 compared with $159,843,000 in 2000, but increased 27% when compared with 1999’s total of $119,863,000. The $7,737,000 decrease in net sales and operating revenue in 2001 compared with 2000 is primarily the result of more weather related delay days, lower demand from metallurgical customers and a main crusher outage that temporarily halted limestone production at one of the segment’s facilities. The Company     Great Lakes Minerals (continued)

believes the crusher outage was a one-time event for which the Company was primarily covered by insurance. The $32,243,000 increase in net sales and operating revenues in 2001 compared with 1999 is the result of the Michigan Limestone acquisition. The Company expects demand from metallurgical customers to further decline in 2002 as the domestic steel industry continues to struggle with oversupply and cheaper imported steel. The Company believes it has taken appropriate actions to insulate itself from further deterioration in the steel industry by focusing more on the limestone and coal trades and less on iron ore. Management believes demand for limestone in the Great Lakes region will remain stable in 2002. However, net sales and operating revenue for the segment are likely to decrease as management expects to take some of its less efficient vessels out of service during 2002.

        Cost of goods sold and operating expenses for the Great Lakes Minerals segment totaled $113,230,000 in 2001 compared with $110,624,000 in 2000 and $81,376,000 in 1999. As a percentage of revenue, cost of goods sold and operating expenses increased in 2001 to 74% compared with 69% in 2000 and 68% in 1999. The increase in cost of goods sold and operating expenses as a percentage of revenue in 2001 compared with 2000 is primarily the result of expensing higher winter maintenance costs in 2001 in the mining operation. Because of the timing of the Michigan Limestone acquisition, no winter maintenance costs were incurred or expensed by the Company in 2000.

        The increase in cost of goods sold and operating expenses as a percentage of revenue in 2001 compared with 1999 is primarily the result of increased fuel costs as lower water levels on the Great Lakes negatively impacted logistical efficiency. The lower water levels reduce the tonnage capacity of each vessel, requiring more trips to carry tonnage comparable to the prior years.

        The weather related vessel delay days, increased winter maintenance expenses, challenges from inconsistent demand from metallurgical customers and the primary crusher outage all contributed to the reduction of 2001 operating income in the Great Lakes Minerals segment by 46% to $15,421,000 compared with $28,517,000 during 2000. Operating income declined by 39% in 2001 when compared with $25,095,000 in 1999, mostly from weather related vessel delay days, a change in the mix of cargo shipped, increased labor, health care and fuel costs and lower water levels on the Great Lakes, which reduced tonnage shipped.

        Despite the Company’s expectation that limestone demand will be flat and metallurgical demand will remain depressed and that water levels in the Great Lakes will remain well below historical levels, management is optimistic that the Great Lakes Minerals segment could see improvement in 2002 due to the following: more normalized weather conditions; fewer lost revenues from customer bankruptcies; and the pooling agreement with American Steamship Company, which should provide both parties more cost effective utilization of vessels, cargoes and routes.

    Global Stone

        Net sales for the Global Stone segment increased by $11,273,000, or 8%, to $155,229,000 during 2001 compared with $143,956,000 during 2000. The segment’s 2001 net sales increased $1,691,000, or 1%, compared with 1999 sales of $153,538,000. The primary increase in sales is attributable to the 2001 sales of Global Stone Portage, acquired in September 2000. In addition, increased lawn and garden revenues and higher amounts of customer freight included in revenue added to net sales. After adjusting for the timing of the 2000 Global Stone Portage acquisition and freight, sales for the segment were relatively flat compared to 2000. Demand for fillers used in roofing shingles were solid in 2001, while demand weakened for fillers used in carpet backing. Management expects these trends to continue over the next several quarters and believes sales for the segment will remain stable at 2001 levels during 2002. The 1% increase in net sales in 2001 compared with 1999 is     Global Stone (continued)

primarily the result of the timing of the 2000 Portage acquisition combined with the timing of the 1999 Global Stone Winchester acquisition, plus increased lawn and garden revenues and higher amounts of customer freight included in revenue offset by the 1999 revenues from Detroit Lime and Ingersoll before their disposition.

        Cost of goods sold for the Global Stone segment totaled $118,870,000 in 2001, an increase of 13% from $105,109,000 in 2000 and a 5% increase from $112,846,000 in 1999. Cost of goods sold, as a percentage of net sales was 77% in 2001 compared with 73% for both 2000 and 1999. The increase in cost of goods sold as a percentage of net sales for 2001 compared with 2000 and 1999 was the result of increased fuel and energy costs and decreased production volumes as orders were filled from inventory during the later part of the fourth quarter while equipment maintenance and repair was being done at many facilities. Additionally, prolonged mechanical difficulties delayed the integration of an automated bagging system at the segment’s facility in York, Pennsylvania. The Company believes that cost control measures and productivity and efficiency improvements will bring the cost of goods sold as a percentage of revenue for 2002 more in line with historic levels reported in 2000 and 1999.

        Operating income for the Global Stone segment decreased 27% to $11,232,000 during 2001 compared with $15,484,000 during 2000 and decreased 35% compared with $17,322,000 during 1999. The decrease in operating income in 2001 compared with 2000 and 1999 is primarily attributable to higher cost of goods sold described above. Additionally, general and administrative expenses in the segment have increased as the segment allocated resources to grow the lawn and garden business, and depreciation, depletion and amortization has increased because of increased goodwill amortization and the depreciation on expansion capital expenditure projects in 2000 and 1999. The Company believes that the Global Stone segment will improve its operating profitability in 2002 from productivity and efficiency improvements at the existing Global Stone businesses, but expected flat demand will limit the recovery. Additionally, the closure of the Global Stone corporate office in Rowell, Georgia, part of the Company’s restructuring charge, is expected to reduce general and administrative expenses.

    Performance Minerals

        Net sales in 2001 for the Performance Minerals segment totaled $99,389,000 and increased 10% compared to $90,053,000 in 2000 and 79% compared to $55,546,000 in 1999. The increase in net sales for 2001 compared with 2000 and 1999 primarily resulted from increased frac sand sales to support drilling activity by oil field service firms primarily in central California frac provided by the Company’s Brady, Texas operation. Tonnage shipped at the Brady, Texas operation increased 14% in 2001 compared with 2000 and 46% in 2001 compared with 1999. Additionally, freight revenue increased on this tonnage as the Brady, Texas operation contracted more of the rail and truck hauling for customers in 2001. The increase in net sales for 2001 compared with 1999 also includes the additional sales from the December 1999 Specialty Minerals acquisition. Demand for frac sands declined slightly in the fourth quarter of 2001 and management does not expect demand to rebound over the next several quarters of 2002. Management believes net sales for the segment will decline slightly during 2002, reflecting the closure of three mineral processing operations announced as part of the Company’s restructuring plan and slower oil-patch activity.

        Cost of goods sold for the Performance Minerals segment totaled $69,261,000 in 2001, an increase of 12% compared with $61,856,000 in 2000 and 94% when compared with $35,659,000 in 1999. Cost of goods sold, as a percentage of net sales was 70% during 2001 compared with 69% during 2000 and 64% in 1999. The increase in cost of goods sold as a percentage of net sales in 2001 when compared with 2000 is primarily the result of insufficient sales volumes to absorb start-up costs at two new facilities. These facilities were closed as part of the restructuring efforts in the fourth quarter. The increase in cost of goods as a percentage of net sales in 2001 compared to 1999 includes the above plus the lower margins realized from the Specialty Minerals’ acquisition. The cost of goods sold dollar increase includes the margin pressures, plus the demand increases as explained above.
Results of Operations (continued)

    Performance Minerals (continued)

        Operating income for the Performance Minerals segment increased 10% to $13,245,000 during 2001 compared with $12,007,000 during 2000, and increased 38% compared with $9,623,000 during 1999. The $13,245,000 of operating income for 2001 was a record year for the segment. The $1,238,000 increase in operating income in 2001 compared with 2000 is primarily the result of the increased demand for frac sands, used in oil field drilling. The $3,622,000 increase in operating income in 2001 compared with 1999 is primarily related to the increased demand and the operating income produced from the Specialty Minerals acquisition. The Company expects pressure on operating income in 2002 from the decrease in demand from the oil field and increased competition in some of its businesses. However, the Company expects the segment to realize cost savings related to the closing of this segment’s administrative office and the three mineral processing operations that were announced as part of the Company’s restructuring plan.

    Depreciation, Depletion and Amortization

        Depreciation, depletion and amortization expense, including goodwill amortization, increased to $35,732,000 in 2001 compared with $32,317,000 in 2000 and $27,150,000 during 1999. The increase in 2001 when compared with 2000 is principally related to a full year of incremental depreciation, depletion and amortization from the Michigan Limestone and Global Stone Portage acquisitions. The increase in depreciation, depletion and amortization from 2001 compared with 1999 relates to the Michigan Limestone, Specialty Minerals and Global Stone Winchester and Portage acquisitions. Depreciation, depletion and amortization as a percentage of revenue was 9% in 2001 and 8% in both 2000 and 1999. The increase in the percentage reflects the higher than usual amounts of expansion capital expenditures in 2000 and 1999. Depreciation, depletion and amortization is anticipated to be approximately $36,000,000 in 2002.

    General, Administrative and Selling Expenses

        General, administrative and selling expenses increased to $36,971,000 for 2001 compared with $30,747,000 for 2000 and $25,190,000 for 1999. As a percentage of total revenues, general, administrative and selling expenses were 9% in 2001 and 8% in both 2000 and 1999. The increase in expenses as a percentage of total revenues during 2001 compared with 2000 and 1999 is principally the result of increases in the Company’s health care expense, costs to fund retirements and an increase in staff at the Company’s Performance Minerals and Global Stone offices. While the Company anticipates that health care and the cost to fund retirements will continue to increase, it expects the elimination of the two subsidiary offices and the early retirement program should result in reducing general and administrative expenses. The increase in total dollars spent on general, administrative and selling expenses includes the above, plus the timing of the Michigan Limestone and Specialty Minerals acquisitions.

    Restructuring and Early Retirement Program

        The Company recorded a $11,945,000 pretax charge (or $1.46 per share net loss, assuming dilution), in the fourth quarter of 2001 related to the closure of both headquarter administrative offices for the Performance Minerals and Global Stone segments, the closure of three non-strategic mineral processing operations in the Performance Minerals segment, the write down of certain non-strategic mineral reserve assets and an implementation of an additional voluntary early retirement program. The Company recorded a $4,123,000 pretax charge (or $0.51 per share net loss, assuming dilution) in the first quarter of 2001 related to a voluntary early retirement program and the consolidation of its Performance Minerals’ Ohio-based operations.
Results of Operations (continued)

    Restructuring and early retirement program (continued)

        The following summarizes the provision for restructuring and voluntary early retirement recorded in 2001 and the remaining balance at year-end (in thousands):
	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total
2001 charge	$ 7,261	$ 6,434	$2,373	$ 16,068
Amounts utilized in 2001	(4,288)	(6,434)		(10,722)
Cash paid in 2001	(410)		(93)	(503)

Remaining reserve at December 31, 2001	$ 2,563	$ -0-	$2,280	$ 4,843

        The Company initiated its restructuring program for cost reductions and to reorganize its operating management to a flatter structure, enabling integration across business units. The Company’s closure of three mineral processing operations resulted from management’s determination that the abrasives business was no longer strategic to the Company. The Company’s write down of non-strategic mineral reserve assets was based upon the type and location of these reserves. The Company anticipates 2002 results will include cash savings of $1,000,000 and improvements in operating income of $3,000,000 to $4,000,000 as a result of the restructuring. The Company had no such programs in 2000 or 1999, nor does it anticipate another program in 2002.

    Other

        Interest expense increased in 2001 to $40,084,000 from $34,027,000 and $29,947,000 during 2000 and 1999, respectively. Of the $40,084,000 in interest expense, $32,490,000 is from the Company’s bank debt, $5,176,000 is related to the Company’s interest rate swap agreements, $1,992,000 is the expense on deferred financing fees and the remaining $426,000 is on note payable, capital leases and other debt. The 18% increase from 2000 in interest expense is principally the result of a full year of higher debt levels after the April 2000 acquisition of Michigan Limestone and increases in the applicable margin charged the Company and financing fees resulting from the amendments of the Senior Credit Facility and Term Loan. The 34% increase in interest expense from 2001 compared with 1999 is primarily the result of funding for the Michigan Limestone and Specialty Minerals acquisitions.

        Other expense, net was $6,768,000 in 2001 compared with other income, net $1,974,000 in 2000 and other expense, net of $1,269,000 in 1999. The primary reasons for the other expense in 2001 were the Company’s reserve for an unsecured note receivable of $4,303,000 arising from the 1998 sale of a discontinued, steel-related business. The Company deemed this reserve necessary primarily because of the uncertain financial condition of the buyer and the buyer’s customer base, including Chapter 11 bankruptcy filings of several of the buyer’s major customers. The buyer is currently in default on the note. Additionally, as a result of adopting SFAS No. 133, the Company recorded a charge of $3,096,000, relating to the non-cash mark-to-market valuation change of the Company’s interest rate swap agreements in 2001. The Company does not anticipate material additional charges in other expense in the future related to SFAS No. 133 because its derivative agreements were restructured to meet the requirements of effective cash flow hedge agreements. Under the requirements, charges are recognized as interest expense in the statement of operations when the hedged transaction affects earnings. Other income in 2000 was the result of a reduction in the Coal Act expense due to a decline in the number and change in the mix of beneficiaries assigned to the Company. The principal reason for the 1999 other expense was a charge related to the recognition of rental expense resulting from vacant space in the corporate office. During 2000, the Company recognized pretax gains of $1,907,000 from the disposition of assets compared with $3,043,000 for 1999. The gains recognized in 2000 were from miscellaneous asset sales. The gains recognized in 1999 were primarily from the sale of an inactive coal property and a dock in Detroit, Michigan.

    New Accounting Pronouncements

        Statements of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” were approved by the Financial Accounting Standards Board in June 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach, subject to impairment testing. The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement by the Company on January 1, 2002. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 would have increased 2001 net income by approximately $1,755,000 (or $0.35 per share, assuming dilution) and is expected to have a similar effect in 2002 and future years.

        During 2002, the Company will perform the first of the required impairment tests under SFAS No. 142 of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company’s current policy for measuring goodwill impairment is based upon an analysis of undiscounted cash flows. Under SFAS No. 142, goodwill must be assigned to reporting units and measured for impairment base upon the fair value of the reporting units. The Company has not yet determined what the effect of these new impairment tests will be on its 2002 consolidated financial position or results of operations.

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

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144, which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, this Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Company is required to adopt SFAS 144 effective January 1, 2002 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The response to this item is submitted in a separate section of this Annual Report on Form 10-K on page 20 under ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted in a separate section of this Annual Report on Form 10-K on pages F-1 through F-24.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information regarding Directors of the Company, as required by Part III, Item 10, is incorporated herein by reference to the information contained in the Company’s proxy statement dated March 11, 2002, filed in connection with the Company’s 2002 Annual Meeting of Shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

        Information regarding Executive Compensation, as required by Part III, Item 11 is incorporated herein by reference to the information contained in the Company’s proxy statement dated March 11, 2002, filed in connection with the Company’s 2002 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding Security Ownership of Certain Beneficial Owners and Management, as required by Part III, Item 12, is incorporated herein by reference to the information contained in the Company’s proxy statement dated March 11, 2002, filed in connection with the Company’s 2002 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding Certain Relationships and Related Transactions, as required by Part III, Item 13, is incorporated herein by reference to the information contained in the Company’s proxy statement dated March 11, 2002, filed in connection with the Company’s 2002 Annual Meeting of Shareholders.

Stockholder Inquiries:

        Copies of the SEC Form 10-K for 2001 are available on the Company’s Web site and will be provided without charge to shareholders upon written request to:

Rochelle F. Walk
Vice President and Secretary
Oglebay Norton Company
1100 Superior Avenue
Cleveland, OH 44114-2598
216-861-8734

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1) List of Financial Statements: The following consolidated financial statements of Oglebay Norton Company and its Subsidiaries are included in Item 8:

Report of Independent Auditors

Consolidated Statement of Operations—Years Ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheet—December 31, 2001 and 2000

Consolidated Statement of Cash Flows—Years Ended December 31, 2001, 2000 and 1999

Consolidated Statement of Stockholders’ Equity—Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements—December 31, 2001, 2000 and 1999

        (a)(2) and (d) Financial Statement Schedules: No consolidated financial statement schedules are presented because the schedules are not required, the information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and related notes.

        (a)(3) and (c) Exhibit Index: The response to this portion of Item 14 is submitted in a separate section of this Annual Report on Form 10-K at pages I-1 through I-5.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

/s/ JULIE A. BOLAND
By:
Vice President and Chief Financial Officer
March 11, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the Principal Executive Officer, the Principal Financial Officer, the Principal Accounting Officer and a majority of the Directors of the Company on March 11, 2002.

/s/ JOHN N. LAUER John N. Lauer	Chairman, Chief Executive Officer and Director; Principal Executive Officer

/s/ JULIE A. BOLAND Julie A. Boland	Vice President and Chief Financial Officer; Principal Financial and Accounting Officer

/s/ MALVIN E. BANK Malvin E. Bank	Director

/s/ WILLIAM G. BARES William G. Bares	Director

/s/ JAMES T. BARLETT James T. Barlett	Director

/s/ ALBERT C. BERSTICKER Albert C. Bersticker	Director

/s/ MADELEINE W. LUDLOW Madeleine W. Ludlow	Director

/s/ WILLIAM G. PRYOR William G. Pryor	Director

/s/ JOHN D. WEIL John D. Weil	Director
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS
OGLEBAY NORTON COMPANY

        We have audited the accompanying consolidated balance sheet of Oglebay Norton Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oglebay Norton Company and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note F to the consolidated financial statements in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

/S / ERNST & YOUNG LLP

Cleveland, Ohio
February 15, 2002

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31
	2001	2000	1999
NET SALES AND OPERATING REVENUES	$404,211	$393,181	$328,947

COSTS AND EXPENSES
Cost of goods sold and operating expenses	299,172	276,967	229,880
Depreciation, depletion and amortization	32,801	29,841	24,319
Goodwill amortization	2,931	2,476	2,831
General, administrative and selling expenses	36,971	30,747	25,190
Provision for doubtful accounts	1,060	2,131	183
Provision for restructuring and early retirement programs	16,068

	389,003	342,162	282,403

OPERATING INCOME	15,208	51,019	46,544

Gain on disposition of assets	64	1,907	3,043
Interest expense	(40,084)	(34,027)	(29,947)
Other (expense) income—net	(6,768)	1,974	(1,269)

(LOSS) INCOME BEFORE INCOME TAXES	(31,580)	20,873	18,371
INCOME TAXES (BENEFIT)
Current	–0–	700	2,973
Deferred	(12,765)	5,145	1,752

	(12,765)	5,845	4,725

NET (LOSS) INCOME	$(18,815)	$ 15,028	$ 13,646

PER SHARE AMOUNTS:

NET (LOSS) INCOME PER SHARE—BASIC	$ (3.76)	$ 3.02	$ 2.81

NET (LOSS) INCOME PER SHARE—ASSUMING DILUTION	$ (3.76)	$ 3.00	$ 2.80

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars and shares in thousands, except per share amounts)

	December 31
	2001	2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2,307	$ –0–
Accounts receivable (net of reserve for doubtful accounts of $3,600 in 2001 and $3,035 in 2000)	46,477	52,074
Inventories
Raw materials and finished products	34,578	32,903
Operating supplies	14,018	13,721

	48,596	46,624
Deferred income taxes	5,236	3,509
Other assets	6,565	5,449

TOTAL CURRENT ASSETS	109,181	107,656
PROPERTY AND EQUIPMENT
Land and improvements	36,525	35,602
Mineral reserves	148,070	141,941
Buildings and improvements	40,665	39,501
Machinery and equipment	491,041	475,652

	716,301	692,696
Less allowances for depreciation, depletion and amortization	266,702	236,859

	449,599	455,837
GOODWILL (net of accumulated amortization of $11,093 in 2001 and $8,162 in 2000)	73,119	78,035
PREPAID PENSION COSTS	36,451	39,764
OTHER ASSETS	11,799	18,754

TOTAL ASSETS	$680,149	$700,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$ 2,353	$ $4,695
Accounts payable	20,828	19,990
Payrolls and other accrued compensation	7,312	9,887
Accrued expenses	15,302	13,119
Accrued interest expense	10,353	9,859
Income taxes payable	6,055	4,524

TOTAL CURRENT LIABILITIES	62,203	62,074
LONG-TERM DEBT, less current portion	386,420	373,896
POSTRETIREMENT BENEFITS OBLIGATION	45,746	44,685
OTHER LONG-TERM LIABILITIES	34,587	20,352
DEFERRED INCOME TAXES	29,195	46,039
STOCKHOLDERS’ EQUITY
Common stock, par value $1.00 per share—authorized 30,000 shares; issued 7,253 shares	7,253	7,253
Additional capital	9,460	9,521
Retained earnings	145,875	167,673
Accumulated other comprehensive loss	(9,321)	(94)

	153,267	184,353
Treasury stock, at cost—2,279 and 2,285 shares at respective dates	(31,269)	(31,353)

	121,998	153,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$680,149	$700,046

See notes to consolidated financial statements.
OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2001	2000	1999
OPERATING ACTIVITIES
Net (loss) income	$ (18,815)	$ 15,028	$ 13,646
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	32,801	29,841	24,319
Goodwill amortization	2,931	2,476	2,831
(Decrease) increase deferred income taxes	(12,765)	5,145	1,752
Gain on disposition of assets	(64)	(1,907)	(3,043)
Provision for restructuring and early retirement program	15,565	–0–	–0–
Provision on note receivable	4,303	–0–	–0–
Decrease (increase) in prepaid pension costs	898	(5,620)	(3,592)
Decrease (increase) in accounts receivable	5,597	(242)	(12,739)
Decrease in income taxes receivable	–0–	1,197	2,263
Increase in inventories	(2,001)	(10,474)	(8,137)
Increase in accounts payable	838	5,030	4,149
(Decrease) increase in payrolls and other accrued compensation	(2,575)	(3,193)	399
Decrease in accrued expenses	(1,714)	(53)	(2,913)
Increase in accrued interest	494	3,941	371
Increase in income taxes payable	899	750	3,671
Other operating activities	(3,147)	(2,006)	(481)

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,245	39,913	22,496

INVESTING ACTIVITIES
Capital expenditures	(26,875)	(36,048)	(25,939)
Acquisition of businesses	–0–	(75,238)	(45,656)
Proceeds from sale of assets	326	1,731	64,472

NET CASH USED FOR INVESTING ACTIVITIES	(26,549)	(109,555)	(7,123)

FINANCING ACTIVITIES
Repayments on long-term debt	(184,435)	(395,466)	(244,715)
Additional long-term debt	194,730	470,416	232,588
Financing costs	(1,734)	(1,220)	(1,231)
Payments of dividends	(2,983)	(3,972)	(3,881)
Purchases of treasury stock	–0–	(134)	(319)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	5,578	69,624	(17,558)
Effect of exchange rate changes on cash	33	18	245

Increase (decrease) in cash and cash equivalents	2,307	–0–	(1,940)
Cash and cash equivalents, January 1	–0–	–0–	1,940

CASH AND CASH EQUIVALENTS, DECEMBER 31	$ 2,307	$ –0–	$ –0–

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands, except per share amounts)

				Other Comprehensive Income (loss)
	Common Stock	Additional Capital	Retained Earnings	Derivative Instruments	Minimum Pension Liability Adjustment	Foreign Currency Translation Adjustment	Common Stock in Treasury	Total Stockholders’ Equity
Balance, January 1, 1999	$7,253	$7,481	$146,852			$(709)	$(33,944)	$126,933
Comprehensive income:
Net income			13,646					13,646
Foreign currency translation adjustment						598		598

Total comprehensive income								14,244
Dividends, $.80 per share			(3,881)					(3,881)
Shares issued for acquisition		818					682	1,500
Stock plans		813					1,719	2,532
Purchases of treasury stock							(319)	(319)

Balance, December 31, 1999	$7,253	$9,112	$156,617	$ –0–	$ –0–	$(111)	$(31,862)	$141,009

Comprehensive income:
Net income			15,028					15,028
Foreign currency translation adjustment						17		17

Total comprehensive income								15,045
Dividends, $.80 per share			(3,972)					(3,972)
Stock plans		409					643	1,052
Purchase of treasury stock							(134)	(134)

Balance, December 31, 2000	$7,253	$9,521	$167,673	$ –0–	$ –0–	$ (94)	$(31,353)	$153,000

Comprehensive income (loss):
Net loss			(18,815)					(18,815)
Derivative Instruments:
Cumulative effect of change in accounting for derivatives—net of tax				(3,825)				(3,825)
Loss on derivative instruments—net of tax				(6,307)				(6,307)
Reclassification adjustment to earnings—net of tax				3,286				3,286
Foreign currency translation adjustment						33		33
Minimum pension liability adjustment					(2,414)			(2,414)

Total comprehensive loss								(28,042)
Dividends, $.60 per share			(2,983)					(2,983)
Stock plans		(61)					84	23

Balance, December 31, 2001	$7,253	$9,460	$145,875	$(6,846)	$(2,414)	$(61)	$(31,269)	$121,998

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000 and 1999

NOTE A—ACCOUNTING POLICIES

        Principles of Consolidation:    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and accounts have been eliminated upon consolidation.

        Cash Equivalents:    The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

        Inventories:    Inventories are stated at the lower of average cost (first-in, first-out method) or market.

        Property and Equipment:    Property and equipment are stated at cost. The Company provides depreciation on buildings and improvements and machinery and equipment using the straight-line method over the assets estimated useful lives that range from 2 to 60 years. Expenditures for repairs and maintenance are charged to operations as incurred. Vessel inspection costs are capitalized and amortized over the shipping seasons between required inspections. Mineral reserves and mining costs associated with the removal of waste rock in the mining process are recorded at cost and are depleted or amortized on a units of production method based upon recoverable reserves.

        Intangible Assets:    Intangible assets, consisting primarily of the purchase price in excess of net assets of acquired businesses (“Goodwill”), are amortized using the straight-line method over the periods of expected benefit, which range from 15 to 40 years. Financing costs are amortized using the straight-line method over the periods of the loan agreements, which range from 3 to 10 years. Additions to Goodwill from acquisitions totaled $5,628,000 in 2000. Asset impairment charges related to goodwill resulting from the Company’s 2001 restructuring program, refer to Note C on pages F-9-10 for further discussion totaled $2,245,000.

        Impairment of Long-Lived Assets:    If an impairment indicator exists, the Company assesses the recoverability of its long-lived and intangible assets by determining whether the amortization of the remaining balance of an asset over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the related asset is reduced.

        Foreign Currency Translation:    The financial statements of the Company’s subsidiaries outside the United States (“U.S.”) are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet dates. Income and expense items are translated at average monthly rates of exchange. Translation adjustments are included in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity.

        Derivative Instruments:    Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), requires companies to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge.

        For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other expense (income)-net in current earnings during the period of change. Refer to Note F—Long Term Debt and Other Financial Instruments on page F-13 for further discussion on the Company’s use of the cash flow hedge strategy.

        For derivative instruments not designated as hedging instruments, the gain or loss is recognized in other expense (income)-net in current earnings during the period of change. Refer to Note F—Long Term Debt and Other Financial Instruments on page F-13-14 for further discussion on the Company’s use of derivatives that are not designated as hedging instruments.

        Stock Compensation:    The Company accounts for stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

        Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

        New Financial Accounting Standards:    Statements of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” were approved by the Financial Accounting Standards Board in June 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach, subject to impairment testing. The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement by the Company on January 1, 2002. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 would have increased 2001 net income by approximately $1,755,000 (or $0.35 per share, assuming dilution) and is expected to have a similar effect in 2002 and future years.

        During 2002, the Company will perform the first of the required impairment tests under SFAS No. 142 of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company’s current policy for measuring goodwill impairment is based upon an analysis of undiscounted cash flows. Under SFAS No. 142, goodwill must be assigned to reporting units and measured for impairment base upon the fair value of the reporting units. The Company has not yet determined the effect of these new impairment tests will be on its consolidated balance sheet or statement of operations.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS No. 143), “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt SFAS 143 effective January 1, 2003 and has not yet determined the impact of adoption on its consolidated balance sheet or statement of operations.
OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144, which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, this Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Company is required to adopt SFAS 144 effective January 1, 2002 and has not yet determined the impact of adoption on its consolidated balance sheet or statement of operations.

        Revenue Recognition:    Sales are generally recognized when products are shipped to customers. Operating revenues are recognized as services are provided to customers. Total net sales and operating revenues include external freight billed to customers and the related costs are included in cost of sales for all periods.

        Reclassifications:    Certain amounts in prior years have been reclassified to conform to the 2001 consolidated financial statement presentation.

NOTE B—ACQUISITIONS AND DISPOSITIONS

        In the second quarter of 2000, the Company acquired all of the partnership interests in Michigan Limestone Operations Limited Partnership (“Michigan Limestone”) for: $53,000,000 in cash; $8,247,000 in assumed debt ($6,314,000 refinanced at closing); and contingent payments subject to achieving certain operating performance parameters through 2011. The Company accrued contingent payments of $3,050,000 and $3,185,000 at December 31, 2001 and 2000 respectively, representing additional purchase price and an increase to mineral reserves. The remaining contingent payments can be as high as $32,000,000 in total, with a maximum payment of $4,000,000 in any one year. Contingent payments will be allocated to mineral reserves up to the appraised value and thereafter to goodwill. The business has two facilities in Michigan, one of which supplies high calcium limestone and the other dolomitic limestone to a wide variety of users including the building materials, energy and metallurgy industries. Both facilities have access to the Great Lakes and ship essentially all their output by vessel. The assets and results of operations of Michigan Limestone are included within the Company’s Great Lakes Minerals segment.

        The Company’s President and Chief Operating Officer Michael Lundin was one of the former owners of Michigan Limestone. Mr. Lundin’s share of the Michigan Limestone purchase price at closing was $9,858,000, of which he received $4,858,000 after paying loans and expenses related to the transaction. Additionally, Mr. Lundin receives 18.6% share of future contingent payments, which totaled $592,000 in 2000 and $568,000 in 2001. Mr. Lundin was not an executive officer of the Company prior to the Michigan Limestone acquisition.

        In the third quarter of 2000, the Company acquired certain assets from the J. M. Huber Corporation (“Global Stone Portage”) for $12,512,000 in cash. The facility processes fine-ground limestone for use in environmental applications at coal-fired power plants. The assets and results of operations of Global Stone Portage are included within the Company’s Global Stone segment.

        These acquisitions were accounted for under the purchase method. The results of operations for these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. The purchase prices have been allocated based on estimated fair values at the dates of acquisition.
OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

        The following unaudited pro forma information presents a summary of consolidated results of operations for the Company and the acquisition of Michigan Limestone for the year ended December 31, 2000 and 1999 as if the acquisition had occurred on January 1, 1999. The pro forma adjustments give effect to (i) the amortization of the write-up of mineral reserves to fair market value, (ii) the interest expense on debt incurred to fund the acquisition and (iii) the related income tax effects (iv) assumes that the Company incurred all acquisition related debt as of the beginning respective periods and (v) does not include the effects of a 1999 extraordinary gain of $2,690,000 attributable to a Michigan Limestone insurance claim.

	2000	1999
	(in thousands)
Net sales and operating revenues	$395,891	$376,939
Net income	9,818	13,075
Earnings per share—basic	1.97	2.69
Earnings per share—assuming dilution	1.96	2.68

        The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations. On a pro forma basis, Michigan Limestone contributed $1,686,000 of net income in 2000. The $5,210,000 variance between the Company’s reported net income for 2000 of $15,028,000 and the above pro forma net income of $9,818,000 is attributable to winter work costs incurred by Michigan Limestone during its first quarter of seasonal shutdown prior to the acquisition date of April, 2000.

        In the first quarter of 1999, the Company’s Global Stone segment acquired the assets of the W.S. Frey Company (“Global Stone Winchester”) for $12,008,000 in cash and 50,000 restricted shares of the Company’s common stock. Consideration for the acquisition also included non-competition and royalty payments of $3,500,000. Global Stone Winchester operates a high purity limestone quarry and lime works and is located near two of the Company’s other operations.

        In the fourth quarter of 1999, the Company’s Performance Minerals segment acquired the assets of Franklin Industries’ Mica business (“Specialty Minerals”) for $31,600,000 in cash. The business has two operations in the United States and consists of mining reserves, production facilities, equipment and other assets used in the mining, processing, and distribution of mica.

        In the third quarter of 1999, the Company sold in separate transactions the stock of its (i) Global Stone Detroit Lime Company (“Detroit Lime”) and (ii) Global Stone Ingersoll Ltd. (“Ingersoll”) subsidiaries. The sale of Detroit Lime was completed in August 1999 with net proceeds of $15,250,000. The sale of Ingersoll was completed in September 1999 with net proceeds of $45,700,000. Detroit Lime and Ingersoll combined for 1999 revenues of $20,564,000 and operating income of $2,050,000. The combined net proceeds of $60,950,000 were used to reduce amounts outstanding on the Company’s Revolving Credit Facility. In finalizing the purchase price allocation for the Global Stone acquisition, the underlying assets and liabilities of Detroit Lime and Ingersoll were adjusted to fair market value based upon an agreement entered into during the second quarter of 1999 to sell these entities. The re-allocation of the Global Stone purchase price resulted in a $22,031,000 reduction in goodwill.

        In the third quarter of 1999, the Company sold a dock, located in Detroit, Michigan for $1,985,000 in cash. The sale resulted in a pretax gain of $1,642,000 (net gain of $1,067,000 or $0.22 per share, assuming dilution). In the fourth quarter of 1999, the Company sold an inactive coal property for $1,520,000 in cash. The sale resulted in a pretax and net gain of $1,836,000 (or $0.37 per share, assuming dilution).
OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

NOTE C—RESTRUCTURING & VOLUNTARY EARLY RETIREMENT

        The following summarizes the provision for restructuring and voluntary early retirement recorded in 2001 and the remaining reserve balance at year-end (In thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total
2001 charge	$ 7,261	$ 6,434	$2,373	$ 16,068
Amounts utilized in 2001	(4,288)	(6,434)		(10,722)
Cash paid in 2001	(410)		(93)	(503)

Remaining reserve at December 31, 2001	$ 2,563	$ –0–	$2,280	$ (4,843)

        The Company recorded a $11,945,000 pretax charge (or $1.46 per share net loss, assuming dilution), in the fourth quarter of 2001 related to the closure of two subsidiary headquarter offices, the closure of three non-strategic mineral processing operations in the Performance Minerals segment, the write down of certain non-strategic mineral reserve assets and an implementation of a additional voluntary early retirement program. The entire charge is included in Provision for restructuring and early retirement program on the Consolidated Statement of Operations, and the expense is classified within Corporate and Other for segment purposes.

        The Company recorded a $4,123,000 pretax charge (or $0.51 per share net loss, assuming dilution) in the first quarter of 2001 related to a voluntary early retirement program and the consolidation of its Performance Minerals’ Ohio-based operations. A total of 23 salaried employees and one hourly employee accepted the voluntary early retirement program. This represented 6% of the total salaried personnel in the Company. The consolidation of the Ohio-based Performance Minerals’ operations resulted in the termination of 19 employees. The entire charge is included in Provision for restructuring and early retirement program on the Consolidated Statement of Operations.

        The closure of the two subsidiary headquarter offices re-organizes operational management to a flatter structure, enabling more integration across business units as well as reducing head count and related expenses. A total of 18 salaried employees were terminated in these offices.

        The closure of three non-strategic mineral processing operations in the Performance Minerals segment resulted in asset impairment charges, exit costs and benefits accrued for the 33 employees who were terminated in these operation closures. The asset impairment charge was related to goodwill and fixed assets. Fixed assets were written down to the fair value less cost to sell determined by current market offers in most cases. The carrying value at December 31, 2001 was $905,000. These assets were primarily machinery, equipment and buildings. Exit costs were primarily related to lease obligations for mineral royalties, reclamation and equipment rentals for these three operations. The Company anticipates disposing of the assets by the second quarter of 2002.

        These three mineral processing operations had combined revenues of $3,961,000, $2,177,000 and $493,000 in 2001, 2000 and 1999, respectively. These operations had an operating loss of $116,000 and $20,000 in 2001 and 2000, respectively and operating income of $91,000 in 1999.

        A total of 3 salaried employees accepted the fourth quarter voluntary early retirement program, less than 1% of the total salaried personnel in the Company.
OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

NOTE D—NET INCOME PER SHARE

        The calculation of net income per share—basic and assuming dilution follows (in thousands, except per share amounts):

	2001	2000	1999
Net (loss) income per share—basic:
Net (loss) income	$(18,815)	$15,028	$13,646

Average number of shares outstanding	4,998	4,975	4,857

Net (loss)income per share—basic	$ (3.76)	$ 3.02	$ 2.81

Net (loss) income per share—assuming dilution:
Net (loss) income	$(18,815)	$15,028	$13,646

Average number of shares outstanding	4,998	4,975	4,857
Common stock equivalents		32	13

Adjusted average number of shares outstanding	4,998	5,007	4,870

Net (loss) income per share—assuming dilution	$ (3.76)	$ 3.00	$ 2.80

        For the year ended December 31, 2001, 14,871 common shares issuable under stock option plans that could dilute earnings per share in the future were not included in earnings per share because to do so would have been anti-dilutive.

NOTE E—INCOME TAXES

        Total income taxes differs from the tax computed by applying the U.S. federal corporate income tax statutory rate for the following reasons (in thousands):

	2001	2000	1999
(Loss) income before income taxes	$(31,580)	$20,873	$18,371
Income taxes at statutory rate	$(11,053)	$ 7,306	$ 6,430
Tax differences due to:
Percentage depletion	(2,525)	(2,439)	(1,377)
State income taxes	–0–	781	692
Goodwill amortization	698	530	692
Tax benefit on sale of subsidiaries	–0–	–0–	(1,809)
Other	115	(333)	97

Total income taxes (benefit)	$(12,765)	$ 5,845	$ 4,725

        At December 31, 2001, the Company has net operating loss carry forwards for tax purposes of $54,605,000 which expire in 2020 and 2021.

        The Company received income tax refunds of $218,000, $1,424,000 and $4,660,000 in 2001, 2000 and 1999, respectively. The Company made income tax payments of $229,000, $127,000 and $1,918,000 in 2001, 2000, 1999, respectively.
OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31
	2001	2000
Deferred tax liabilities:
Tax over book depreciation, amortization and depletion	$62,291	$58,081
Pension benefits	15,979	14,178
Other	8,780	8,804

Total deferred tax liabilities	87,050	81,063
Deferred tax assets:
Postretirement benefits	14,284	11,469
Coal Act liability	2,744	3,273
Alternative minimum tax credit carry forward	9,132	8,296
Net operating loss carry forward	19,036	7,283
Restructuring reserve	4,380	–0–
Interest rate hedge contracts	4,264	–0–
Other	9,251	8,212

Total deferred tax assets	63,091	38,533

Net deferred tax liabilities	$23,959	$42,530

NOTE F—LONG-TERM DEBT and OTHER FINANCIAL INSTRUMENTS

        A summary of the Company’s long-term debt is as follows (in thousands):
	2001	2000
Senior Credit Facility	$149,750	$134,885
Term Loans	134,088	134,350
Senior Subordinated Notes	100,000	100,000
Notes and Bonds Payable	4,339	7,896
Capital Leases	596	1,460

	388,773	378,591
Less current portion	2,353	4,695

	$386,420	$373,896

        In the second quarter of 2000, in conjunction with the Michigan Limestone acquisition, the Company entered into a three-year $118,000,000 Term Loan with its banking group and extended its existing Senior Credit Facility by two years. Both facilities expire on April 3, 2003 and do not require amortization of principal. The pricing features and covenants of the Term Loan are the same as the existing Senior Credit Facility. The variable interest rates on the Senior Credit Facility and the Term Loan approximated 6.3% at December 31, 2001. Both credit facilities are senior to the Company’s $100,000,000 Senior Subordinated Notes issued in 1999.

        The Company’s Senior Subordinated Notes, used to finance the Global Stone acquisition, mature in February 2009 and have a fixed interest rate of 10%.

        In 1997, the Company entered into a $17,000,000 fixed rate Term Loan with a bank to finance the acquisition of two Marine Services vessels, which had previously been under charter agreements. During 2001, the Company amended its agreement on this Term Loan to establish new quarterly covenant levels and agreed to a change in pricing. This amendment modified the required semi-annual principal payments on the Term Loan to $139,000 through July 15, 2002; semi-annual principal payments from January 15, 2003 through January 15, 2007 ranging from $787,000 to $1,055,000, increasing yearly; and a final principal payment of $7,650,000 on July 15, 2007. The loan is secured by mortgages on the two vessels, which have a net book value of $15,641,000 at December 31, 2001. The Term Loan has a semi-variable interest rate of 9.82% (fixed portion of rate is 6.82%) at December 31, 2001.

        The Company’s Senior Credit Facility and Term Loans contain various covenants, which were amended in December 2001. Amendments to the Company’s debt agreements included modification of covenant levels, an increase in the applicable margin charged the Company on its LIBOR based interest rate, and a reduction of the Senior Credit Facility from $232,000,000 to $207,000,000. The most restrictive covenants require the Company to maintain a (1) minimum level of earnings before interest, taxes, depreciation and amortization (EBITDA), (2) maximum leverage ratio, (3) minimum cash flow coverage ratio, (4) minimum interest coverage ratio and (5) limitation on capital expenditures and capital distributions. The Company was in compliance with all covenants at December 31, 2001.

        In 2001, the Company incurred $1,734,000 of deferred financing costs related to amendments for the Term Loan and Senior Credit Facility. In 2000, the Company incurred $1,220,000 of deferred financing costs related to the 2000 Term Loan and extended Senior Credit Facility. In 1999, the Company incurred $1,231,000 of deferred financing costs related to the exchange and private placement of the Senior Subordinated Notes and an amendment to the Senior Credit Facility. The deferred financing costs are being amortized over the terms of the respective agreements and are included in Other Assets on the consolidated balance sheet.

        The Company has stand-by letters of credit totaling $6,452,000 at December 31, 2001, with no outstanding balance at December 31, 2001.

        Substantially all of the Company’s U.S. accounts receivable, inventories and property and equipment, which approximates $519,054,000, secure long-term senior debt of $287,176,000 at December 31, 2001.

        Long-term debt maturities are $2,353,000 in 2002, $270,102,000 in 2003 (the Senior Credit Facility and Term Loan expire in 2003, but are renewable annually thereafter), $2,350,000 in 2004, $2,344,000 in 2005, $2,405,000 in 2006 and $109,219,000 thereafter. The Company made interest payments of $37,586,000, $28,648,000 and $27,465,000 during 2001, 2000 and 1999, respectively.

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires companies to recognize all derivative instruments on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company’s Senior Credit Facility requires interest rate protection on fifty-percent of the Company’s senior secured debt. Accordingly, the Company entered into interest rate swap agreements with a notional amount of $220,000,000 that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The effect of these agreements was to fix the Company’s interest rate exposure, including the applicable margin charged the Company on its LIBOR based interest rate at 10.62% on $220,000,000 of the Senior Credit Facility and Term Loan. Upon adoption, the Company recorded the effective portion of the hedging instruments to other comprehensive loss, a component of stockholders’ equity, totaling $3,825,000 (net of income taxes of $2,445,000).
OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

        On January 1, 2001 interest rate swaps with a notional value of $50,000,000 were designated in cash flow hedge relationships in accordance with SFAS No. 133. The remaining interest rate swaps with a notional amount of $170,000,000 did not qualify as hedging instruments. The amount of the transition adjustment recorded in other comprehensive loss related to the swaps that were not designated in a hedge relationship totaled $2,820,000 (net of income taxes of $1,803,000) and will be amortized to interest expense over the life of the derivative instruments, which is ten quarters. The charge to interest expense for the year ended December 31, 2001 related to the amortization of these derivatives was $1,849,000 pretax (or $0.23 per share, assuming dilution).

        For the Company’s interest rate swap agreements with a notional of $170,000,000 that did not qualify as hedging instruments, the non-cash mark-to-market valuation change and related cash settlements resulted in a pretax charge of $2,948,000 (or $0.36 per share net loss, assuming dilution) in the first quarter of 2001. This amount is recorded in other expense in the Consolidated Statement of Operations. The Company amended all of the interest rate swap agreements that did not qualify as hedging instruments at the end of the first quarter 2001. The amended interest rate swaps were then designated in cash flow hedge relationships. Beginning in the second quarter of 2001, the amended interest rate swap agreements effective portion of the changes in fair value are recorded in other comprehensive loss.

        During the year ended December 31, 2001, the Company recognized a pretax net loss of $148,000 (or $0.02 per share net loss, assuming dilution) related to the ineffective portion of its hedging instruments and this amount is recorded in other expense in the Consolidated Statement of Operations.

        At December 31, 2001, the Company’s derivatives have maturities ranging from June 30, 2003 through June 30, 2004. The Company’s current cash flow hedge agreements call for quarterly cash settlements that will be charged to interest expense. At December 31, 2001, the Company expects to reclassify $7,663,000 pre-tax losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months that will correspond with the payment of variable interest associated with the floating rate debt. The Company includes the liability for these derivative instruments in Other Long-Term Liabilities on the Company’s Condensed Balance Sheet. The liability for these derivatives was $13,810,000 at December 31, 2001. The fair value of the derivatives at December 31, 2000 was a liability of $6,270,000 that was not recorded as permitted by accounting principles generally accepted in the United States prior to the adoption SFAS No. 133.

        When using interest rate swap agreements, the intermediaries to such agreements expose the Company to the risk of nonperformance, though such risk to not considered likely under the circumstances. The Company does not hold or issue financial instruments for trading purposes.

        The estimated fair values of long-term debt and other financial instruments outstanding at December 31 are as follows (In thousands):

	2001			2000
	Notional amount	Carrying amount	Fair value	Notional amount	Carrying amount	Fair value
Cash		$ 2,307	$ 2,307
Long-term debt, including current portion		388,773	376,703		$378,591	$361,727
Interest rate swap liability:
Variable to fixed	220,000	13,810	13,810	220,000		6,270

        The estimated fair values of financial instruments are principally based on quoted market prices and by discounting future cash flows at currently available interest rates for borrowing arrangements with similar terms.
OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

NOTE G—STOCKHOLDERS’ EQUITY

        In conjunction with the Company’s 2001 annual meeting, the Company’s shareholders approved the re-incorporation of the Company as an Ohio corporation and certain changes to the Company’s capital structure. The changes include an increase in the number of authorized shares from 10,000,000 to 30,000,000 and the replacement of existing unissued preferred stock with 5,000,000 shares of “blank check” preferred stock. The term “blank check” preferred stock refers to stock for which designations, preferences, conversion rights, participation and other rights, including voter rights (subject to some limitations established by law), qualifications, limitations, and restrictions may be determined by the board of directors. The articles of incorporation establish restrictions on the blank check preferred stock relating to the conversion price and the number of shares of common shares into which the preferred shares may be converted in order to limit the dilution to holders of common shares. No “blank check” preferred stock was issued or outstanding at December 31, 2001.

        At December 31, 2000 5,000,000 preferred stock shares were authorized and issuable in series. No preferred stock was issued or outstanding at December 31, 2000.

NOTE H—COMPANY STOCK PLANS

        The Company’s Long-Term Incentive Plan (“Plan”), adopted in 1995 and replaced in 1999, permits grants of stock options and other performance awards. Included in Additional Capital at December 31, 2001 and 2000 is $288,000 and $343,000, respectively, for obligations under the Plan, representing 10,760 and 13,894 “share units”, respectively. “Share units” are calculated by taking the deferred payments and dividing by the stock market price on deferral date. Compensation expense under the Plan was $7,000 in 2001, $12,000 in 2000 and $25,000 in 1999. Also as provided by the Plan, stock options have been granted to key employees. These options vest ratably over a four-year period and expire 10 years from the date of grant. The Company uses the intrinsic value method to account for employee stock options. No compensation expense was recognized because the exercise price of the stock options equaled the market price of the underlying common stock on the date of grant. There have been no stock appreciation rights, restricted stock or performance awards granted under the Plan.

        In connection with an employment agreement (“Agreement”) the Company provided its Chairman and Chief Executive Officer (“CEO”) with a restricted common stock award, in lieu of annual cash compensation. In 1998, upon the CEO’s completion of a $1,000,000 personal investment in the Company’s common stock, the Company issued to the CEO 25,744 shares of common stock equal to the number of shares of common stock he acquired. Of the total shares issued, 20,592 are vested and non-forfeitable. The remaining shares are restricted at December 31, 2001 and become vested and non-forfeitable, ratably, on January 1, 2003, as defined by the Agreement.

        The CEO is entitled to all voting rights and any dividends on the restricted shares. Total compensation expense of $965,000 computed based on the closing market price on the date the stock was issued, is being recognized over the vesting period. Compensation expense related to this award was $97,000, $193,000 and $193,000 in 2001, 2000, and 1999, respectively. Also under the Agreement, the Company granted the CEO an option to acquire 380,174 common shares at an exercise price of $38.00 per share. The option became exercisable in whole or in part on January 1, 2001 and expires June 30, 2005.

        In 1998, the Company established a Director Fee Deferral Plan (the “Directors Plan”), which allows non-employee directors of the Company the option of deferring all or part of their fees in the form of “share units” or “deferred cash”. Any fees deferred as “share units” will be matched at 25% by the Company, but only in the form of additional “share units”. Included in Additional Capital at December 31, 2001 and 2000 is $716,000 and $493,000 respectively, of obligations under the Directors Plan, representing 30,588 and 19,380 “share units”, respectively. Expense under the Directors Plan was $223,000, $204,000 and $179,000 in 2001, 2000 and 1999, respectively.

        A summary of the Company’s stock option activity and related information follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, January 1, 1999	518,874	$35.73
Granted—Others	67,725	20.17	$6.67
Forfeited	(12,300)	29.53

Options outstanding, December 31, 1999	574,299	34.04
Granted—Others	92,750	24.71	6.66
Forfeited	(2,200)	29.57

Options outstanding, December 31, 2000	664,849	32.74
Granted—Others	87,750	14.28	4.95
Exercised	(856)	21.75
Forfeited	(97,519)	27.58

Options outstanding, December 31, 2001	654,224	$31.05

Options exercisable, December 31, 2001	475,662	$35.39

        Exercise prices for options outstanding as of December 31, 2001 ranged from $14.28 to $42.13. The weighted-average remaining contractual life of these options is 5.6 years.

        There were 1,003,174 common shares authorized for awards and distribution under all of the Company stock plans. At the end of 2001, 149,824 shares are reserved and remain available for use for the above plans.

        As permitted, the Company has chosen to continue accounting for stock options at their intrinsic value. Under the alternative fair value method the estimated fair value of the options is amortized to expense over the options’ vesting period. Had the fair value method of accounting been applied to the Company’s stock option plan, the impact would be as follows (in thousands):

	2001	2000	1999
Net (loss) income, as reported	$(18,815)	$15,028	$13,646
Estimated fair value of stock options granted, net of taxes	(862)	(777)	(680)

Net (loss) income, as adjusted	$(19,677)	$14,251	$12,966

Net (loss) income per share-assuming dilution	$ (3.76)	$ 3.00	$ 2.80

Net (loss) income per share, as adjusted-assuming dilution	$ (3.94)	$ 2.85	$ 2.66

        The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 3.8%-6.4%; dividend yields ranging from 2.0%-4.2%; volatility factors of the expected market price of the Company’s common shares of 51%, 32% and 44% in 2001, 2000 and 1999, respectively; and a weighted-average expected life of five years for the options. Since changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE I—POSTRETIREMENT BENEFITS

        The Company has a number of noncontributory defined benefit pension plans covering certain employees. The plans provide benefits based on the participant’s years of service and compensation, or stated amounts for each year of service. The Company’s funding policy is to contribute amounts to the plans sufficient to meet the minimum funding required by applicable regulations. In addition to pension benefits, the Company provides health care and life insurance for certain retired employees. The Company’s policy is to fund these postretirement benefit costs principally on a cash basis as claims are incurred. The Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) requires companies that previously mined coal to pay the cost of certain health care benefit obligations for retired coal miners and their dependents.
OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

        A summary of the Company’s pension and other benefits is as follows (in thousands):

	Pension Benefits [1]		Other Benefits [2]
			Postretirement Health Care		Coal Act
	2001	2000	2001	2000	2001	2000
Change in benefit obligations
Benefit obligation at beginning of year	$ 71,353	$ 61,143	$ 42,435	$ 19,656	$ 7,225	$10,277
Service cost	2,251	2,036	1,012	788
Interest cost	5,847	5,177	3,271	2,438	547	789
Amendments	57	321		(591)
Actuarial loss (gain)	868	308	(422)	(284)	35	(3,018)
Assumption changes	6,128		4,620	4,189
Benefits paid	(5,975)	(5,665)	(2,425)	(1,786)	(772)	(823)
Acquisitions [3]	(155)	8,033		18,025
Special termination benefits [4]	3,295		437

Benefit obligations at end of year	83,669	71,353	48,928	42,435	7,035	7,225
Change in plan assets
Fair value of plan assets at beginning of year	104,625	112,864	193	161
Actual return on plan assets	(5,722)	(6,947)	(19)	7
Employer contributions	1,506	404	2,450	1,811
Benefits paid	(5,975)	(5,665)	(2,425)	(1,786)
Acquisitions [3]	(137)	3,969

Fair value of plan assets at end of year	94,297	104,625	199	193

Funded status	10,628	33,271	(48,729)	(42,242)	(7,035)	(7,225)
Unrecognized net actuarial loss (gain)	19,059	(3,044)	4,250	(935)
Unrecognized prior service cost (credit)	2,913	3,336	(1,267)	(1,508)
Unrecognized initial net asset	(572)	(1,131)

Net asset (liability) recognized	$ 32,028	$ 32,432	$(45,746)	$(44,685)	$(7,035)	$(7,225)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$ 34,313	$ 39,013
Intangible asset	2,138	751

Prepaid pension costs	36,451	39,764
Accumulated other comprehensive income	2,414
Accrued long-term benefit liability	$ (6,837)	$ (7,332)	$(45,746)	$(44,685)	$(7,035)	$(7,225)

Net asset (liability) recognized	$ 32,028	$ 32,432	$(45,746)	$(44,685)	$(7,035)	$(7,225)

	Pension Benefits [1]
	2001	2000
Weighted-average assumption as of December 31
Discount rate	7.25%	8.00%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	4.00%	4.00%
OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

	Other Benefits [2]
	Postretirement Health Care		Coal Act
	2001	2000	2001	2000
Weighted-average assumption as of December 31
Discount rate	7.25%	8.00%	7.25%	8.00%
Expected return on plan assets	6.00%	6.00%

        For measurement purposes on the Company’s postretirement health care a 9.00% annual rate of increase in the per capita cost of covered pre-65 health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 6.0% for 2006 and remain at that level thereafter. The post-65 benefits on the Company’s postretirement health care are assumed at a 6.0% annual rate of increase in per capita cost for 2002 and thereafter. The Coal Act’s weighted-average annual assumed rate of increase in the health care premium cost trend rate is 5.0% for 2001 and 2000.

	Pension Benefits [1]
	2001	2000	1999
Components of net periodic benefit cost (credit)
Service cost	$ 2,251	$ 2,036	$ 1,775
Interest cost	5,847	5,177	4,424
Expected return on plan assets	(9,400)	(10,209)	(9,558)
Amortization of prior service cost	331	338	341
Amortization of initial net asset	(558)	(559)	(563)
Recognized net actuarial loss (gain)	–0–	(635)	(305)
Special termination benefits [4]	3,439

Net periodic benefit cost (credit)	$ 1,910	$ (3,852)	$(3,886)

	Other Benefits [2]
	Postretirement Health Care			Coal Act
	2001	2000	1999	2001	2000	1999
Components of net periodic benefit cost (credit)
Service cost	$1,012	$ 788	$ 623
Interest cost	3,271	2,438	1,389	$547	$ 789	$ 931
Expected return on plan assets	(12)	(9)	(8)
Amortization of prior service cost	(241)	(241)	(192)
Recognized net actuarial (gain) loss	(956)	(361)	(246)	35	(3,018)	(1,889)
Special termination benefits [4]	437

Net periodic benefit cost (credit)	$3,511	$2,615	$1,566	$582	$(2,229)	$ (958)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

Other Benefits [2]
	Postretirement Health Care		Coal Act
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on total of service and interest cost components	$ 607	$ (486)	$ 53	$ (45)
Effect on postretirement benefit obligation	6,459	(5,239)	683	(574)

[1]	Reflects the combined Pension Plans of the Company.

[2]	Reflects the Postretirement Health Care and Life Insurance Plans of the Company and benefits required under the 1992 Coal Act.

[3]	Reflects the pension and postretirement benefits obligation and assets acquired with the 2000 Michigan Limestone acquisition.

[4]	Reflects the incremental increase in pension and postretirement benefits obligation resulting from the Company’s voluntary early retirement program.

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $26,260,000, $24,439,000 and $18,077,000, respectively, as of December 31, 2001 and $13,963,000, $12,024,000 and $6,647,000, respectively, as of December 31, 2000.

        The discount rate on the Company’s pension and other benefit plans was decreased to 7.25% at December 31, 2001 from 8.00% in 2000. The change resulted in an increase in the projected benefit obligation of $6,128,000 for the pension plan and $4,620,000 for the postretirement benefit plan.

        Pension plan assets include 336,000 and 327,000 shares of the Company’s common stock at December 31, 2001 and 2000, respectively. The ending market values for these shares were $5,213,000 in 2001 and $6,348,000 in 2000. Dividends received during 2001 and 2000 for these shares totaled $199,000 and $246,000, respectively.

        The Company maintains defined contribution plans for certain employees and contributes to these plans based on a percentage of employee contributions. The expense for these plans was $1,707,000, $1,879,000 and $1,419,000 for 2001, 2000 and 1999, respectively. The Company also pays into certain defined benefit multi-employer plans under various union agreements that provide pension and other benefits for various classes of employees. Payments are based upon negotiated contract rates and related expenses totaled $1,200,000, $1,227,000 and $1,099,000 for 2001, 2000 and 1999, respectively.

NOTE J—COMMITMENTS AND CONTINGENCIES

        The Company leases various buildings, computers and equipment in addition to a vessel charter in its Marine Services fleet. In general, these operating leases are renewable or contain purchase options. The purchase price or renewal lease payment is based on the fair market value of the asset at the date of purchase or renewal. Rental expense was $10,207,000, $8,461,000 and $6,024,000 in 2001, 2000 and 1999, respectively.

        Future minimum payments at December 31, 2001, under non-cancelable operating leases, are $8,815,000 in 2002, $6,964,000 in 2003, $5,347,000 in 2004, $4,386,000 in 2005, $3,201,000 in 2006 and $9,071,000 thereafter.
OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

        The Company is subject to various environmental laws and regulations imposed by federal, state and local governments. Also, in the normal course of business, the Company is involved in various pending or threatened legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters. However, costs incurred to comply with environmental regulations and to settle litigation have not been significant in 2001 and prior years. Although it is possible that the Company’s future operating results could be affected by future costs of environmental compliance or litigation, it is management’s belief that such costs will not have a material adverse effect on the Company’s consolidated financial statements.

        The company and certain of its subsidiaries are included in a limited number of claims and routine litigation incidental to operating its current business. Several of the Company’s subsidiaries have been and are currently defendants in a large number of cases relating to the exposure of persons to asbestos and silica. The plaintiffs in these cases generally seek compensatory and punitive damages of unspecified sums based upon common law or statutory product liability claims. Some of these cases have been brought by plaintiffs against the Company (or its subsidiaries) and other product manufacturer co-defendants, some of whom have filed for bankruptcy protection. Considering the Company’s past and present operations relating to the use of asbestos and silica, it is possible that additional claims may be made against the Company and its subsidiaries based upon similar or different legal theories seeking similar or different types of damages and relief.

        Litigation is inherently unpredictable and subject to many uncertainties. Adverse court rulings, determinations of liability or retroactive or prospective changes in the law could affect claims made against the Company and encourage or increase the number and nature of future claims and proceedings. Although any liability that the Company may have in connection with product liability cases is not currently quantifiable or estimable, based upon, among other things, the outcome of the litigation to date, management believes that such litigation is not expected to have a material adverse effect on the Company’s operations, liquidity or financial condition. The Company believes that these product liability claims are covered by insurance. Due to the uncertainties involved in any litigation, management is unable to predict the outcome of such litigation or the number of possible future claims and proceedings.

NOTE K—INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

        The Company headquartered in Cleveland, Ohio, supplies essential natural resources to industrial and commercial customers. Effective January 1, 2001, the Company realigned its businesses into three reporting segments focused on its key markets served. This new segment reporting structure aligns operations which share business strategies, are related by geography and product mix, and reflect the way management evaluates the operating performance of its businesses. The operations are reported in 2001 as: Great Lakes Minerals, Global Stone, and Performance Minerals. Through the direct sales force of its three operating segments, the Company serves customers in a wide range of industries, including building materials, energy, environmental and industrial/specialty. The composition of the segments and measure of segment profitability is consistent with that used by the Company’s management. The Company’s primary measurement focus is operating income and EBITDA. Interest expense, other (expense) income—net and the 2001 restructuring charge are grouped with Corporate and Other and not presented by segment, since they are excluded from the measure of segment profitability used by the Company’s management. The accounting policies of the segments are generally the same as those described in Note A, Accounting Policies.

Great Lakes Minerals

        The Great Lakes Minerals business segment is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company’s Michigan Limestone and Marine Services operations. Great Lakes Minerals’ operations primarily serve the building materials and construction, energy and metallurgy industries. This business segment operates three Michigan limestone quarries, docks and a fleet of 12 self-unloading vessels on the Great Lakes. The segment’s operations supply limestone aggregate and chemical limestone, limestone for construction and other purposes, iron ore for integrated steel manufacturers and coal for electric utility companies.

Global Stone

        The Global Stone business segment mines and processes lime, limestone fillers, chemical limestone, construction aggregate and lawn and garden products. Overall, this business segment has seven operations and operates twelve limestone quarries, primarily in the Southeast and Mid-Atlantic regions of the United States. Lime is used for water and waste treatment, steel making, flue gas desulfurization, glass production, animal feed, fertilizers, and fillers for plastic, latex, and sealants. Chemical limestone is used for many diverse industrial and agricultural processes, including fiberglass, roofing shingles and animal feed. Limestone is sized and graded for lawn and garden applications as well as for aggregates in construction.

Performance Minerals

        The Performance Minerals business segment mines and processes specialized industrial minerals, primarily high-purity silica sands and muscovite mica, and combines the Industrial Sands and Specialty Minerals operations. This business segment includes six operations in the southwestern United States, two operations in Ohio and one in North Carolina. It produces fracturing sands used in oil well drilling; filtration sands; recreational sands for golf courses, playgrounds, athletic fields, and landscaping; industrial sands used as abrasives and for fillers in building materials; silica flour for fiberglass and ceramic production; foundry sands for hot-metal die casting; and wet ground, dry ground and surface modified mica which are value-added ingredients in joint compounds, paint, and rubber and plastic compounds.

        Geographic information for revenues and long-lived assets are as follows: (In thousands)

	Revenues (a)	Long- Lived Assets
2001
United States	$394,228	$493,136
Canada and other foreign	9,983

Consolidated	$404,211	$493,136

2000
United States	$384,041	$507,186
Canada and other foreign	9,140

Consolidated	$393,181	$507,186

1999
United States	$314,642	$399,728
Canada and other foreign	14,305

Consolidated	$328,947	$399,728

(a)	Revenues are attributed to countries based on the location of customers.

        Accounts receivable of $8,651,000, $8,058,000, $7,734,000 and $7,648,000 are due from companies in the construction, limestone, metallurgy and utilities industries, respectively, at December 31, 2001. Credit is extended based on an evaluation of a customer’s financial condition, and generally collateral is not required. Credit losses within these industries have not been historically significant. The Company did make 2001 and 2000 provisions for doubtful accounts to reserve primarily for the bankruptcy of customers in the metallurgy industry. There were no customers that exceeded 10% of consolidated net sales and operating revenues in 2001, 2000 or 1999.

        The Company also recorded a $4,303,000 pretax charge (or $0.53 per share net loss, assuming dilution) in 2001 to establish a reserve against an unsecured note receivable arising from the 1998 sale of a discontinued, steel-related business. The Company deemed this reserve necessary primarily because of the uncertain financial condition of the buyer and the buyer’s customer base, including Chapter 11 bankruptcy filings of several of the buyer’s major customers. The buyer is currently in default on the note. This non-cash charge was included in other expense in the Consolidated Statement of Operations.

In thousands	Great Lakes Minerals [3]	Global Stone [4]	Performance Minerals [5]	Total Segments	Corporate and Other		Consolidated
2001
Identifiable assets	$259,746	$270,451	$95,540	$625,737	$ 54,412	[1]	$680,149
Depreciation, depletion and amortization expense	13,794	14,500	7,363	35,657	75		35,732
Capital expenditures	5,339	10,458	11,060	26,857	18		26,875
Net sales and operating revenues	$149,593	$155,229	$99,389	$404,211			$404,211
Intersegment revenues	2,513			2,513	$ (2,513)

Total net sales and operating revenues	$152,106	$155,229	$99,389	$406,724	$ (2,513)		$404,211
Operating income (loss)	$ 15,421	$ 11,232	$13,245	$ 39,898	$(24,690	) [2]	$ 15,208
(Loss) gain on disposition of assets	(30)	6	61	37	27		64
Interest expense					(40,084)		(40,084)
Other expense—net					(6,768)		(6,768)

Income (loss) before income taxes	$ 15,391	$ 11,238	$13,306	$ 39,935	$(71,515)		$(31,580)

2000
Identifiable assets	$267,190	$274,728	$99,736	$641,654	$ 58,392	[1]	$700,046
Depreciation, depletion and amortization expense	11,948	13,680	6,589	32,217	100		32,317
Capital expenditures	8,786	17,286	9,970	36,042	6		36,048
Net sales and operating revenues	$159,172	$143,956	$90,053	$393,181			$393,181
Intersegment revenues	671			671	$ (671)

Total net sales and operating revenues	$159,843	$143,956	$90,053	$393,852	$ (671)		$393,181
Operating income (loss)	$ 28,517	$ 15,484	$12,007	$ 56,008	$ (4,989	) [2]	$ 51,019
Gain on disposition of assets	25	25	106	156	1,751		1,907
Interest expense					(34,027)		(34,027)
Other expense—net					1,974		1,974

Income (loss) before income taxes	$ 28,542	$ 15,509	$12,113	$ 56,164	$(35,291)		$ 20,873

1999
Identifiable assets	$171,881	$253,535	$92,004	$517,420	$ 52,646	[1]	$570,066
Depreciation, depletion and amortization expense	8,738	13,323	4,921	26,982	168		27,150
Capital expenditures	4,789	16,411	4,501	25,701	238		25,939
Net sales and operating revenues	$119,863	$153,538	$55,546	$328,947			$328,947
Operating income (loss)	$ 25,095	$ 17,322	$ 9,623	$ 52,040	$ (5,496	) [2]	$ 46,544
(Loss) gain on disposition of assets		(98)	21	(77)	3,120		3,043
Interest expense					(29,947)		(29,947)
Other expense—net					(1,269)		(1,269)

Income (loss) before income taxes	$ 25,095	$ 17,224	$ 9,644	$ 51,963	$(33,592)		$ 18,371

[1]	Consists primarily of prepaid pension costs and other assets each year.
[2]	Includes the 2001 Provision for restructuring and early retirement program and corporate general and administrative expenses.
[3]	Includes the results of operations of Michigan Limestone from the acquisition date of April 2000.
[4]	Includes the results of operations of Global Stone Portage from the acquisition dates of September 2000; Global Stone Winchester from the acquisition date of March 1999.
[5]	Includes the results of operations of Specialty Minerals from its acquisition date of December 1999.
OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

NOTE L—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        Unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 are summarized as follows (In thousands):

	Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
2001
Net sales and operating revenues	$ 98,824	$120,107	$119,544	$ 65,736
Gross profit	15,174	21,583	24,658	11,352
Net (loss) income	(10,963)	227	3,384	(11,463)
Per common share:
Net (loss) income—basic	(2.19)	0.05	0.68	(2.30)
Net (loss) income—assuming dilution	(2.19)	0.05	0.67	(2.30)
2000
Net sales and operating revenues	$102,415	$119,158	$113,428	$ 58,180
Gross profit	20,409	28,918	26,342	11,055
Net income (loss)	3,728	7,618	6,492	(2,810)
Per common share:
Net income (loss)—basic	0.75	1.53	1.30	(0.57)
Net income (loss)—assuming dilution	0.74	1.52	1.30	(0.57)

        The sum of per share amounts for the four quarters of 2001 and 2000 do not equal the annual per share amounts as a result of the effect of stock options granted by the Company and the absence of dilution in the quarters with net loss.

        See Note B for the timing of acquisitions and dispositions that impact quarter-to-quarter comparisons.

        Net income for the fourth quarter of 2001 includes a charge of $7,285,000 ($1.45 per share, assuming dilution) related to a restructuring and voluntary early retirement program and a charge of $490,000 ($0.10 per share, assuming dilution) to completely reserve for an unsecured note receivable related to the prior sale of discontinued steel-related business. See Note C for additional disclosures about the restructuring and early retirement program.

        Net income for the first quarter of 2001 includes: a charge of $2,515,000 ($0.50 per share, assuming dilution) related to a voluntary early retirement program and consolidation of Performance Minerals operations; a charge of $2,135,000 ($0.43 per share, assuming dilution) to partially reserve for an unsecured note receivable related to the prior sale of discontinued steel-related business, as discussed above; and a charge of $1,798,000 ($0.36 per share, assuming dilution) related to the mark-to-market effect of interest rate swaps. See Note C for additional disclosures about the restructuring and early retirement program. See Note F for additional disclosures about the mark-to-market on interest rate swaps.

        Net income for the fourth quarter of 2000 includes: a gain of $1,858,000 ($0.37 per share, assuming dilution) as a result of a decline in the number and change in the mix of beneficiaries assigned to the Company under the Coal Act, and a reduction in the Coal Act health care premium assumption; a gain on sale of assets of $1,131,000 ($0.23 per share, assuming dilution); and a $1,030,000 ($0.21 per share, assuming dilution) provision for doubtful accounts primarily to reserve for customer bankruptcy filings.
SEC Exhibit No.	Description	Location**
2	(a) Agreement and Plan of Merger, dated March 3, 1999, by and among Oglebay Norton Company, Oglebay Norton Holding Company, ONCO Investment Company and Oglebay Norton Merger Company	Incorporated by reference in Exhibit 2 of the Registrant’s Form 8-K filed March 19, 1999

	(b) Agreement and Plan of Merger, dated January 8, 2001, between Oglebay Norton Company and ON Minerals Company, Inc.	Incorporated by reference in Exhibit A from Registrant’s Proxy Statement/Prospectus in Registrant’s Form S-4 filed January 11, 2001

3	(i) Amended and Restated Articles of Incorporation	Incorporated by reference in Exhibit B from Registrant’s Proxy Statement/Prospectus in Registrant’s Form S-4 filed January 11, 2001

	(ii) Regulations	Incorporated by reference in Exhibit C from Registrant’s Proxy Statement/Prospectus in Registrant’s Form S-4 filed January 11, 2001

4	The Company is a party to instruments, copies of
which will be furnished to the Securities and
Exchange Commission upon request, defining the
rights of holders of its long-term debt identified in
Note E to the Consolidated Financial Statements.

10	(a) Form of Change of Control Agreement entered into by the Registrant with 5 Executive Officers as follows:*	Incorporated by reference in Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

• J.A. Boland

• R.J. Compiseno

• M.D. Lundin

• K.P. Pavlich

• R.F. Walk

	(b) Agreement with John D. Weil	Incorporated by reference in Exhibit 10(f) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993

	(b)(1)First Amendment to Agreement with John D. Weil	Incorporated by reference in Exhibit 10(b)(1) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

	(c) Oglebay Norton Company Long-Term Incentive Plan*	Incorporated by reference in Exhibit 10(h) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995

	(d) Form of Oglebay Norton Company 1999 Long-Term Incentive Plan*	Incorporated by reference in Exhibit 10(d) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

SEC Exhibit No.	Description	Location**
	(e) Amended and Restated Director Stock Plan*	Incorporated by reference in Exhibit 10(i)(1) in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

	(e)(1) First Amendment to Amended and Restated Director Stock Plan*	Incorporated by reference in Exhibit 10(e)(1) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

	(f) Supplemental Savings and Stock Ownership Plan*	Incorporated by reference in Exhibit 10(j) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(f)(1) First Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated by reference in Exhibit 10(j)(1) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(f)(2) Second Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated by reference in Exhibit 10(j)(2) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(f)(3) Form of Third Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated by reference in Exhibit 10(h)(3) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

	(g) Irrevocable Trust Agreement I*	Incorporated by reference in Exhibit 10(k) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(h) Irrevocable Trust Agreement II*	Incorporated by reference in Exhibit 10(l) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(i) Executive Life Insurance Program I (Form of letter Agreement)*	Incorporated by reference in Exhibit 10(m) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(j) Executive Life Insurance Program II (Program description)*	Incorporated by reference in Exhibit 10(n) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(k) Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement)*	Incorporated by reference in Exhibit 10(o) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(k)(1) First Amendment to Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement), dated as of December 15, 1994*	Incorporated by reference in Exhibit 10(o)(1)) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(k)(2) Form of Second Amendment to Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement), dated as of December 17, 1997*	Incorporated by reference in Exhibit 10(m)(2) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

SEC Exhibit No.	Description	Location**
	(l) Amended and Restated Credit Agreement dated as of April 3, 2000 by and among Registrant and Keybank National Association, as administrative agent and other banks	Incorporated by reference as Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

	(l)(1) Amendment No. 1 to Credit Agreement and Waiver dated as of June 30, 2001 by and among Registrant and KeyBank National Association, as administrative agent and other banks	Incorporated by reference as Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

	(l)(2) Amendment No. 2 to Credit Agreement and Waiver dated as of November 9, 2001 by and among Registrant and KeyBank National Association, as administrative agent and other banks	Incorporated by reference as Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

	(l)(3) Amendment No. 3 to Credit Agreement and Waiver dated as of December 24, 2001 by and among Registrant and KeyBank National Association, as administrative agent and other banks	Incorporated by reference as Exhibit 99.1 from Registrant’s Form 8-K filed January 4, 2002

	(m) Loan Agreement dated as of April 3, 2000 by and among Registrant and Keybank National Association, as administrative agent and other banks	Incorporated by reference as Exhibit 10.2 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

	(m)(1) Amendment No. 1 to Loan Agreement and Waiver dated as of June 30, 2001 by and among Registrant and KeyBank National Association, as administrative agent and other banks	Incorporated by reference as Exhibit 10.2 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

	(m)(2) Amendment No. 2 to Loan Agreement and Waiver dated as of November 9, 2001 by and among Registrant and KeyBank National Association, as administrative agent and other banks	Incorporated by reference as Exhibit 10.2 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

	(m)(3) Amendment No. 3 to Loan Agreement and Waiver dated as of December 24, 2001 by and among Registrant and KeyBank National Association, as administrative agent and other banks	Incorporated by reference as Exhibit 99.2 from Registrant’s Form 8-K filed January 4, 2002

	(n) Annual Incentive Plan (Performance Management Plan) (plan description)*	Incorporated by reference in Exhibit 10(q) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(o) Employment Agreement between Company and John N. Lauer, dated December 17, 1997*	Incorporated by reference in Exhibit 10(r) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

	(o)(1) Amendment, dated June 30, 2000, to Employment Agreement dated December 17, 1997 between Registrant and John N. Lauer	Incorporated by reference in Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

SEC Exhibit No.	Description	Location**
	(p) Supplemental Letter between Company and John N. Lauer, dated December 17, 1997*	Incorporated by reference in Exhibit 10(s) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

	(q) Oglebay Norton Company Performance Option Agreement between the Company and John N. Lauer, dated as of December 17, 1997*	Incorporated by reference in Exhibit 10(t) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

	(r) Oglebay Norton Company Special Supplemental Retirement Plan, dated as of December 17, 1997*	Incorporated by reference in Exhibit 10(u) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

	(r)(1) Amendment, dated June 30, 2000, to Special Supplemental Retirement Plan dated as of December 17, 1997	Incorporated by reference in Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

	(s) Form of Oglesbay Norton Company Director Fee Deferral Plan, dated as of February 1, 1998*	Incorporated by reference in Exhibit 10(v) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

	(t) Form of Oglebay Norton Company Pour-Over Trust, dated as of December 17, 1997*	Incorporated by reference in Exhibit 10(w) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

	(w) Indenture, dated as of February 1, 1999 among Predecessor Registrant, the Guarantors and Norwest Bank Minnesota, National Association	Incorporated by reference in Exhibit 10(w)(1) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

	(w)(1) Registration Rights Agreement dated as of February 1, 1999, among Predecessor Registrant and The guarantors and CIBC/Oppenheimer Corp.	Incorporated by reference in Exhibit 10(w)(2) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

	(w)(2) Supplemental Indenture (Assignment and Assumption Agreement), dated March 5, 1999 among Registrant, Predecessor Registrant and Norwest Bank Minnesota, National Association	Incorporated by reference in Exhibit 10(w)(3) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

	(w)(3) Supplemental Indenture dated March 5, 1999	Incorporated by reference as Exhibit 4.10 from Form S-4 filed on April 14, 1999

	(w)(4) Supplemental Indenture dated April 12, 1999	Incorporated by reference as Exhibit 4.10 from Form S-4 filed on April 14, 1999

	(w)(5) Supplemental Indenture dated April 3, 2000 among Registrant and Norwest Bank Minnesota, National Association	Incorporated by reference as Exhibit 4.1 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

	(w)(6) Supplemental Indenture dated April 26, 2000 among Registrant and Norwest Bank Minnesota, National Association	Incorporated by reference as Exhibit 4.2 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

	(x) Oglebay Norton Company Capital Accumulation Plan dated January 1, 2000	Incorporated by reference as Exhibit 10(x) from Registrant’s Annual Report on Form 10-k for the year ended December 31, 2001

SEC Exhibit No.	Description	Location**
	(x)(1) First Amendment to Oglebay Norton Capital Accumulation Plan dated January 30, 2001	Incorporated by reference as Exhibit 10(x)(1) from Registrant’s Annual Report on Form 10-k for the year ended December 31, 2001

	(y) Separation Agreement and Release between Company and Jeffrey S. Gray, dated December 21, 2001	Filed herewith as Exhibit 10(y)

	(z) Separation and Retirement Agreement and Release between Company and Stuart H. Theis, dated July 12, 2001	Filed herewith as Exhibit 10(z)

	(aa) Separation Agreement and Release between Company and Danny R. Shepherd, dated December 21, 2001	Filed herewith as Exhibit 10(aa)

	(bb) Form of Indemnity Agreement entered into by Registrant with Directors*	Filed herewith as Exhibit 10(bb)

21	Subsidiaries of Company	Filed herewith as Exhibit 21

23	Consent of Independent Auditors	Filed herewith as Exhibit 23

*	Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company may be participants.

**	As appropriate, indicates filing made on behalf of Registrant’s predecessor, ON Marine Services Company, a Delaware corporation, before March 8, 1999 known as Oglebay Norton Company.