Form 10-Q
period 2002-03-31
OGLEBAY NORTON CO /OHIO/
filed 2002-05-13
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE  SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002

Commission File number 000-25651

OGLEBAY NORTON COMPANY
(Exact name of registrant as specified in its charter)

Ohio	34-1888342
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

1100 Superior Avenue Cleveland, Ohio	44114-2598
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 216 861-3300

None
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Common shares outstanding at April 30, 2002: 4,975,040

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
		Page Number
Item 1
	Condensed Consolidated Statement of Operations (Unaudited)—Three Months Ended March 31, 2002 and 2001	3
	Condensed Consolidated Balance Sheet (Unaudited)—March 31, 2002 and December 31, 2001	4
	Condensed Consolidated Statement of Cash Flows (Unaudited)—Three Months Ended March 31, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6-12
Item 2
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19
Item 3
	Quantitative and Qualitative Disclosures About Market Risk	20
PART II. OTHER INFORMATION
Item 1
	Legal Proceedings	N/A
Item 2
	Changes in Securities and Use of Proceeds	N/A
Item 3
	Defaults upon Senior Securities	N/A
Item 4
	Submission of Matters to a Vote of Security Holders	21
Item 5
	Other Information	N/A
Item 6
	Exhibits and Reports on Form 8-K	22
SIGNATURE		23

Part I.    Item 1.    FINANCIAL INFORMATION

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31
	2002	2001
NET SALES AND OPERATING REVENUES	$61,875	$65,736
COSTS AND EXPENSES
Cost of goods sold and operating expenses	46,559	49,980
Depreciation, depletion and amortization	4,717	4,772
Goodwill amortization	-0-	706
General, administrative and selling expenses	9,058	8,287
Provision for restructuring and early retirement program	-0-	4,123

	60,334	67,868

OPERATING INCOME (LOSS)	1,541	(2,132)
Gain on disposition of assets	134	134
Interest expense	(10,072)	(9,952)
Other expense—net	(154)	(6,052)

LOSS BEFORE INCOME TAXES	(8,551)	(18,002)
Income tax benefit	(3,078)	(6,539)

NET LOSS	$(5,473)	$(11,463)

NET LOSS PER SHARE—BASIC AND ASSUMING DILUTION	$(1.09)	$(2.30)

DIVIDENDS PER SHARE OF COMMON STOCK	$0.00	$0.20

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

	March 31 2002	December 31 2001
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-0-	$2,307
Accounts receivable, less reserve for doubtful accounts (2002-$3,753; 2001-$3,600)	37,898	46,477
Inventories	46,047	48,596
Deferred income taxes	5,243	5,236
Prepaid insurance and other expense	18,166	6,565

TOTAL CURRENT ASSETS	107,354	109,181
PROPERTY AND EQUIPMENT	721,185	716,301
Less allowances for depreciation, depletion and amortization	270,871	266,702

	450,314	449,599
GOODWILL (net of accumulated amortization of $11,093 in 2002 and 2001)	73,044	73,044
PREPAID PENSION COSTS	36,584	36,451
OTHER ASSETS	12,628	11,874

TOTAL ASSETS	$679,924	$680,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2,683	$2,353
Accounts payable	19,240	20,828
Payrolls and other accrued compensation	5,861	7,312
Accrued expenses	10,370	15,302
Accrued interest expense	7,501	10,353
Income taxes payable	5,600	6,055

TOTAL CURRENT LIABILITIES	51,255	62,203
LONG-TERM DEBT, less current portion	405,320	386,420
POSTRETIREMENT BENEFITS OBLIGATIONS	46,452	45,746
OTHER LONG-TERM LIABILITIES	31,116	34,587
DEFERRED INCOME TAXES	27,569	29,195

STOCKHOLDERS’ EQUITY
Common stock, par value $1 per share, authorized 30,000 shares; issued 7,253 shares	7,253	7,253
Additional capital	9,513	9,460
Retained earnings	140,402	145,875
Accumulated other comprehensive loss	(7,687)	(9,321)

	149,481	153,267
Treasury stock, at cost—2,285 shares at respective dates	(31,269)	(31,269)

	118,212	121,998

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$679,924	$680,149

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31
	2002	2001
OPERATING ACTIVITIES
Net Loss	$(5,473)	$(11,463)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, depletion and amortization	4,717	4,772
Goodwill amortization	-0-	706
Deferred income taxes	(3,085)	(1,880)
Gain on disposition of assets	(134)	(134)
Provision for restructuring and early retirement program	(693)	4,123
Provision on note receivable	-0-	3,500
(Increase) decrease in prepaid pension costs	(133)	2,374
Deferred maintenance costs	(12,878)	(15,623)
Decrease in accounts receivable	8,586	13,387
Decrease in inventories	2,549	2,465
Decrease in accounts payable	(1,518)	(2,945)
Decrease in payrolls and other accrued compensation	(1,451)	(5,164)
Decrease in accrued expenses	(4,075)	(1,986)
Decrease in accrued interest	(2,852)	(2,777)
Increase (decrease) in income taxes payable	997	(1,163)
Other operating activities	(215)	(2,900)

NET CASH USED FOR OPERATING ACTIVITIES	(15,658)	(14,708)
INVESTING ACTIVITIES
Capital expenditures	(5,851)	(9,878)
Proceeds from the disposition of assets	-0-	195

NET CASH USED FOR INVESTING ACTIVITIES	(5,851)	(9,683)
FINANCING ACTIVITIES
Repayments on long-term debt	(20,925)	(35,450)
Additional long-term debt	40,155	60,755
Financing costs	(28)	(14)
Payments of dividends	-0-	(994)

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,202	24,297
Effect of exchange rate changes on cash and cash equivalents	-0-	94

Decrease in cash and cash equivalents	(2,307)	-0-
CASH AND CASH EQUIVALENTS, JANUARY 1	2,307	-0-

CASH AND CASH EQUIVALENTS, MARCH 31	$-0-	$-0-

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes to the condensed consolidated financial statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Management of the Company, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such periods have been made. Additionally, certain amounts in the prior year have been reclassified to conform with the 2002 condensed consolidated financial statement presentation.

The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

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

3.  Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires companies to recognize all derivative instruments on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company’s Senior Credit Facility requires interest rate protection on fifty-percent of the Company’s senior secured debt. Accordingly, the Company has entered into interest rate swap agreements with a notional amounts aggregating $220,000,000 that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. Upon adoption of SFAS No. 133, the Company recorded the effective portion of the hedging instruments to other comprehensive loss, a component of stockholders’ equity, totaling $3,825,000 (net of income taxes of $2,445,000).

On January 1, 2001, interest rate swaps with a notional amount of $50,000,000 were designated in cash flow hedge relationships in accordance with SFAS No. 133. The remaining interest rate swaps with a notional amount of $170,000,000 did not qualify as hedging instruments. The amount of the transition adjustment recorded in other comprehensive loss related to the swaps that were not designated in a hedge relationship totaled $2,820,000 (net of income taxes of $1,803,000) and will be amortized to interest expense over the life of the derivative instruments, which is ten quarters. The charge to interest expense for both the three months ended March 31, 2002 and 2001 that related to the amortization of these derivatives was $462,000 pretax (or $0.06 per share, assuming dilution).

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Company’s interest rate swap agreements with a notional amount of $170,000,000 that did not qualify as hedging instruments, the non-cash mark-to-market valuation change and related cash settlements resulted in a pretax charge of $2,948,000 (or $0.36 per share net loss, assuming dilution) in the first quarter of 2001. This amount is recorded in Other Expense in the Condensed Consolidated Statement of Operations. The Company amended all of the interest rate swap agreements that did not qualify as hedging instruments at the end of the first quarter 2001. The amended interest rate swaps were then designated in cash flow hedge relationships. Beginning in the second quarter of 2001, the amended interest rate swap agreements effective portion of the changes in fair value are recorded in other comprehensive loss.

At March 31, 2002, the Company’s derivatives have maturities ranging from April 3, 2003 through June 30, 2004. The Company includes the liability for these derivative instruments in Other Long-Term Liabilities on the Company’s Condensed Balance Sheet. The liability for these derivatives was $10,700,000 at March 31, 2002.

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

4.  The following summarizes the provision for restructuring and voluntary early retirement recorded in 2001 and the remaining reserve balance at year-end (In thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total
2001 charge	$7,261	$6,434	$2,373	$16,068
Amounts utilized in 2001	(4,288)	(6,434)		(10,722)
Cash paid in 2001	(410)		(93)	(503)

Remaining reserve at December 31, 2001	$2,563	$-0-	$2,280	$4,843

Cash paid in first quarter 2002	(544)		(149)	(693)

Remaining reserve at March 31, 2002	$2,019	$-0-	$2,131	$4,150

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded a $11,945,000 pretax charge (or $1.46 per share net loss, assuming dilution) in the fourth quarter of 2001 related to the closure of two subsidiary headquarter offices, the closure of three non-strategic mineral processing operations in the Performance Minerals segment, the write down of certain non-strategic mineral reserve assets and an implementation of an additional voluntary early retirement program.

The closure of the two subsidiary headquarter offices re-organizes operational management to a flatter structure, enabling more integration across business units as well as reducing head count and related expenses. A total of 18 salaried employees were terminated in these offices. As of March 31, 2002 only two employees were still employed.

The closure of three non-strategic mineral processing operations in the Performance Minerals segment resulted in asset impairment charges, exit costs and benefits accrued for the 33 employees who were terminated in these operation closures and none of them are still employed at March 31, 2002.

A total of 3 salaried employees accepted the fourth quarter voluntary early retirement program, less than 1% of the total salaried personnel in the Company.

The Company recorded a $3,500,000 pretax charge (or $0.42 per share net loss, assuming dilution) in the first quarter of 2001 to establish a reserve against an unsecured note receivable arising from the 1998 sale of a discontinued, steel-related business. This non-cash charge was included in Other Expense in the Condensed Consolidated Statement of Operations and the reserve is netted with Other Assets in the Condensed Consolidated Balance Sheet.

Statements of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” were approved by the Financial Accounting Standards Board in June 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach, reviewed at least annually for impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for the Company beginning in 2002, and is required to be applied as of January 1, 2002. Impairment losses that arise due to the initial application of SFAS No.142 will be reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed in the first half of 2002, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the financial statements for the year ending December 31, 2002, will measure the amount of goodwill impairment loss, if any. We have not completed our analysis of the effect of adopting SFAS No. 142. The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement by the Company on January 1, 2002. The Company applied the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The following table adjusts the reported loss from continuing operations for the quarter ended March 31, 2001 and the related basic and diluted per share amounts to exclude goodwill amortization (in thousands, except per share amounts):

Net Loss, as reported	$(11,463)
Goodwill amortization, net of taxes	459

Net Loss, as adjusted	$(11,004)

Net Loss per share—assuming dilution	$(2.30)
Goodwill amortization	0.09

Net Loss per share, as adjusted—assuming dilution	$(2.21)

The Company has no other significant intangible assets.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144, which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, this Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized.

The Company adopted SFAS No. 144 effective January 1, 2002. The adoption has not had a material impact on its consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt SFAS 143 effective January 1, 2003 and has not yet determined the impact of adoption on its consolidated balance sheet or statement of operations.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    The following table sets forth the reconciliation of the Company’s net loss to its comprehensive loss (in thousands):

	Three Months Ended March 31
	2002	2001
Net loss	$(5,473)	$(11,463)
Other comprehensive income (loss):
Derivative instruments:
Cumulative effect of change in accounting for derivatives—net of tax	-0-	(3,825)
Gain (loss) on derivative instruments—net of tax	269	(1,045)
Reclassification adjustments to earnings—net of tax	1,365	344

Total derivative instruments	1,634	(4,526)
Foreign currency translation adjustments	-0-	94

Comprehensive loss	$(3,839)	$(15,895)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    The calculation of net loss per share follows (in thousands, except per share amounts):

	Three Months Ended March 31
	2002	2001
Net loss per share-basic:
Net loss	$(5,473)	$(11,463)

Average number of shares outstanding	5,008	4,991

Net loss per share-basic	$(1.09)	$(2.30)

	Three Months Ended March 31
	2002	2001
Net loss per share-assuming dilution:
Net loss	$(5,473)	$(11,463)

Average number of shares outstanding	5,008	4,991
Dilutive effect of stock plans	-0-	-0-

Adjusted average number of shares outstanding	5,008	4,991

Net loss per share-assuming dilution	$(1.09)	$(2,30)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    The Company, headquartered in Cleveland, Ohio, supplies essential natural resources to industrial and commercial customers. The Company has aligned its businesses into three reporting segments focused on its key markets served. This segment reporting structure aligns operations which share business strategies, are related by geography and product mix, and reflect the way management evaluates the operating performance of its businesses. The operations are reported as: Great Lakes Minerals, which is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company’s Michigan Limestone and Marine Services operations; Global Stone, whose lime, limestone fillers, chemical limestone, construction aggregate and lawn and garden product businesses operate primarily in the Southeast and Mid-Atlantic regions; and Performance Minerals, which mines and processes specialized industrial minerals, primarily high-purity silica sands and muscovite mica, and combines the Industrial Sands and Specialty Minerals operations.

Through a direct sales force the Company serves customers in a wide range of industries, including building materials, energy, environmental and industrial / specialty. The composition of the segments and measure of segment profitability is consistent with that used by the Company’s management.

The following table sets forth the operating segment information as of and for the three months ended March 31, 2002 and 2001 (in thousands):

	Great Lakes Minerals	Global Stone	Performance Minerals	Total Segments	Corporate and Other	Consolidated
2002
Identifiable assets	$257,349	$274,890	$95,154	$627,393	$52,531	$679,924
Depreciation, depletion and amortization expense	46	3,018	1,634	4,698	19	4,717
Capital expenditures	3,121	2,021	689	5,831	20	5,851
Net sales and operating revenues	$2,343	$38,629	$20,903	$61,875		$61,875

Operating (loss) income	$(1,653)	$3,492	$2,649	$4,488	$(2,947)	$1,541
(Loss) gain on disposition of assets	(5)	135	4	134		134
Interest expense					(10,072)	(10,072)
Other expense—net					(154)	(154)

(Loss) income before income taxes	$(1,658)	$3,627	$2,653	$4,622	$(13,173)	$(8,551)

2001
Identifiable assets	$261,832	$278,329	$100,879	$641,040	$54,157	$695,197
Depreciation, depletion and amortization expense	68	3,545	1,845	5,458	20	5,478
Capital expenditures	2,422	4,149	3,307	9,878		9,878
Net sales and operating revenues	$3,805	$38,618	$23,313	$65,736		$65,736

Operating (loss) income	$(1,972)	$2,660	$2,460	$3,148	$(5,280)	$(2,132)
Gain on disposition of assets		1	133	134		134
Interest expense					(9,952)	(9,952)
Other expense—net					(6,052)	(6,052)

(Loss) income before income taxes	$(1,972)	$2,661	$2,593	$3,282	$(21,284)	$(18,002)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain statements concerning certain trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) unfavorable weather conditions particularly in the Great Lakes region and/or the continuation of low water levels; (2) fluctuations in energy, fuel and oil prices; (3) a further decline in steel production; (4) changes in the demand for the Company’s products or services due to changes in technology; (5) a decline in Great Lakes and Mid-Atlantic construction activity; (6) a weakening in the California economy and population growth rates in the Southwestern United States; (7) the outcome of negotiations of labor agreements; (8) the loss or bankruptcy of major customers; (9) changes in environmental laws; and (10) an increase in the number of asbestos and silica product liability litigation filed in the United States and determinations by a court or jury against the Company’s interest. Fluctuations in oil prices have both a positive and negative impact on the Company. High oil prices generally result in more drilling activity, positively impacting the Company’s Performance Minerals business segment, while at the same time increasing the operating costs of the Company’s vehicles, vessels and processing plants. Some of the Company’s customers have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Management does not expect the aggregate effect of these reorganizations to have a material impact on the Company’s financial condition.

Management’s discussion and analysis of its financial condition and results of operation are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On a continual basis the Company evaluates its estimates, including those related to accounts receivable reserves, inventories, intangible assets, impairment and useful life of long-lived assets, pensions and other postretirement benefits and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Due to the seasonal nature of certain aspects of the Company’s business, the operating results and cash flows for the first three months of the year are not necessarily indicative of the results to be expected for the full year.

FINANCIAL CONDITION

The Company’s operating activities used cash of $15,658,000 in the first three months of 2002 compared with $14,708,000 used in the same period in 2001. The increased use of cash is primarily the result of lower cash generation from accounts receivable collections in 2002 because of lower sales in 2002 and a lower year-end accounts receivable balance at year-end 2001 compared with year-end 2000. Additionally, the Company made several employee severance payments related to the fourth quarter 2001 restructuring. These increased uses of cash were partially offset by fewer bonus payments made in 2002 compared with 2001 and lower winter maintenance costs in the Great Lakes Minerals segment. The operating results of the Company’s business segments are discussed in more detail under “RESULTS OF OPERATIONS.”

Capital expenditures totaled $5,851,000 in the first three months of 2002 compared with $9,878,000 for the same period in 2001. Expenditures for replacement of existing equipment totaled approximately $3,648,000. Expansion projects received funding of $1,443,000, with the balance of $760,000 allocated to the quarries. Capital expenditures for the Company for 2002 are expected to approximate $21,000,000.

In the first three months of 2002 the Company’s additional borrowings exceeded debt repayments by $19,230,000 compared with the first three months of 2001 in which additional borrowings exceeded debt repayments by $25,305,000. Additional borrowings exceeded debt payments in both years because of working capital requirements and capital expenditures combined with the Great Lakes Minerals operations being substantially dormant, as customary for the first quarter. The reduction in borrowings in 2002 compared with 2001 is primarily due to the lower amounts of capital expenditures in 2002 and the elimination of the Company’s dividend.

The Company did not declare a dividend in the first quarter of 2002. The Company’s 2001 amendments to its financial covenants on its Senior Credit Facility and Term Loan prohibit the payment of dividends. The Company declared a dividend of $0.20 per share in the first quarter of 2001 and dividends paid totaled $994,000 in the first three months of 2001.

The Company has two significant debt agreements, which, if not refinanced, will expire in April 2003; an $118,000,000 term loan and a $207,000,000 Senior Credit Facility. Both of these bank agreements are with the same bank group. On April 29, 2002 the Company announced it has selected CIBC World Markets as its financial advisor to assist the Company in developing a plan to refinance its bank debt. At March 31, 2002 the Company had $26,318,000 available for use on the Senior Credit Facility. The interest rate on the Senior Credit Facility, which approximated 5.7% on March 31, 2002, is based on LIBOR interest rates, plus an applicable margin. Anticipated cash flows from operations and current financial resources are expected to meet the Company’s needs during 2002. All financing alternatives are under continuous review to determine their ability to provide sufficient funding at the lowest possible cost. Both credit facilities are senior to the Company’s $100,000,000 Senior Subordinated Notes, which mature in 2009 and have a fixed interest rate of 10%.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared To
Three Months Ended March 31, 2001

The Company’s net sales and operating revenues of $61,875,000 in the first quarter of 2002 were 6% lower than net sales and operating revenues of $65,736,000 for the same quarter in 2001. The Company recorded operating income in the first quarter of 2002 of $1,541,000 compared with an operating loss of $2,132,000 for the same period in 2001. The Company reported a net loss of $5,473,000 ($1.09 per share, assuming dilution) for the three months ended March 31, 2002, compared with a net loss of $11,463,000 ($2.30 per share, assuming dilution) for the same period in 2001. The decrease in net sales and operating revenues in the first quarter of 2002 compared to 2001 is attributable to lower demand for frac sands in Performance Minerals and the loss of winter shuttle business related to the bankruptcy of a customer in the Great Lakes Minerals segment. The $3,673,000 increase in operating income in the first quarter of 2002 compared with first quarter 2001 is primarily attributable to the $4,123,000 first quarter 2001 charge related to a voluntary early retirement program and restructuring and the elimination of goodwill amortization, partially offset by higher corporate general and administrative expenses. The $5,990,000 decrease in net loss in the first quarter of 2002 was primarily the result of the 2001 special charges, including the voluntary early retirement program, a charge used to establish a reserve against an unsecured note receivable and charges related to the adoption of Statement of Financial Accounting Standard (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In total the 2001 first quarter special charges resulted in a pretax charge of $10,571,000 (or $1.29 per share net loss, assuming dilution).

Operating results of the Company’s business segments for the three months ended March 31, 2002 and 2001 are discussed below.

Great Lakes Minerals

Net sales and operating revenues for the Company’s Great Lakes Minerals segment decreased $1,462,000 or 38% to $2,343,000 for the first quarter of 2002 from $3,805,000 for the first quarter of 2001. The lower amount of revenues is primarily because the Company had historically, including 2001, provided winter shuttle service of iron ore to a major metallurgical customer, who is currently in bankruptcy and not operating. However, first quarter net sales and operating revenues for the Great Lakes Minerals segment historically are immaterial to the total year, for example in 2001 first quarter revenues represented less than 3% of the total year results because of curtailed winter operations. While the first quarter results are not indicative of the full year results, it is likely that net sales and operating revenues will be lower if the major metallurgical customer does not operate during the year.

Cost of goods sold and operating expenses for the Great Lakes Minerals segment totaled $2,134,000 for the three months ended March 31, 2002, compared with $3,626,000 for the same period in 2001, a decrease of 41%. As with revenues, first quarter cost of goods sold and operating expenses for the Great Lakes Minerals segments are historically not material to the total year because of curtailed winter operations. Cost of goods sold and operating expenses as a percentage of net sales and operating revenues were 91% in the first quarter of 2002 and 94% in the same quarter of 2001. The decrease in cost of goods sold and operating expense dollars, and as a percentage of net sales and operating revenues, resulted from lower costs associated with bringing the vessels into port in January at the end of the sailing season compared with 2001.

The segment had an operating loss of $1,653,000 in the first quarter of 2002 compared with an operating loss of $1,972,000 for the first quarter of 2001. The improvement in operating income is primarily from cost containment measures during the winter work maintenance programs and reduced costs in 2002 associated with bringing the vessels into port.

Despite the Company’s expectation that net sales and operating revenues will be flat to slightly down in 2002, the Company is optimistic that the Great Lakes Minerals segment could see operating income improvement in 2002 due to the following: more normalized weather conditions, water levels are up compared with 2001, fewer lost revenues from customer bankruptcies and the vessel pooling arrangement, which should provide both parties more cost effective utilization of vessels, cargoes and routes.

Global Stone

Net sales for the Company’s Global Stone segment totaled $38,629,000 for the three months ended March 31, 2002, compared with $38,618,000 in the same quarter of 2001. The segment benefited from higher filler volume into the roofing industry and higher volume into the lawn and garden market offset by slightly lower lime and hydrate volume. The Company expects Global Stone revenues for the year to be similar to 2001.

Cost of goods sold for the Global Stone segment totaled $29,415,000 during the three months ended March 31, 2002, compared with $29,766,000 in the three months ended March 31, 2001, a decrease of 1%. Cost of goods sold as a percentage of net sales were 76% in the first quarter of 2002 compared with 77% in the same period of 2001. The decrease in cost of goods sold as a percentage of net sales is primarily the result of lower energy costs throughout the Global Stone business.

The segment contributed $3,492,000 to operating income for the three months ended March 31, 2002, compared with $2,660,000 in the same period of 2001. The $832,000, or 31%, increase in operating income in the first quarter of 2002 is primarily the result of lower general and administrative expenses, benefits from the fourth quarter 2001 restructuring, the elimination of goodwill amortization and lower energy costs. The Company is optimistic that it will be able to continue to show the benefits from the restructuring throughout 2002.

Performance Minerals

Net sales for the Company’s Performance Minerals segment totaled $20,903,000 in the three months ended March 31, 2002, down 10% from $23,313,000 for the same quarter of 2001. The decrease in net sales is primarily attributable to lower volume demand for frac sands which support drilling activity by oil field service firms primarily in central California, lower volume demand in the building materials market in California and the effects of closing three operations as part of the fourth quarter 2001 restructuring.

Cost of goods sold for the Performance Minerals segment totaled $15,109,000 in the first quarter of 2002, or 9% lower than the $16,632,000 in the same quarter of 2001. Cost of goods sold as a percentage of net sales was 72% and 71% for the first quarter of 2002 and 2001, respectively. The increase in the percentage of cost of goods sold to revenues for the quarter is primarily because the segment’s fixed operating costs, primarily rising insurance costs, represent a higher percentage with lower revenues. This increase more than offsets the lower energy costs in first quarter 2002.

Operating income for the Performance Minerals segment was $2,649,000 for the first quarter of 2002 compared with $2,460,000 for the same period of 2001. The operating income increase of $189,000, or 8%, was principally the result of lower general and administrative expenses resulting from the restructuring and the elimination of goodwill amortization, which more than offset the lower demand for frac sands used in oil field drilling in central California and building material sands throughout California. Additionally, 2001 operating income was reduced by a one-time charge related to the consolidation of the Ohio operations. The Company expects lower demand for frac and building material sands to continue for much of 2002 and this will put pressure on operating income. The Company expects the cost savings from the closing of this segment’s administrative office to help offset the reduced demand.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense decreased 14% to $4,717,000 for the three months ended March 31, 2002 compared with $5,478,000 for the same period of 2001. This decrease in depreciation, depletion and amortization is primarily attributable to the cessation of goodwill amortization ($706,000 expensed in 2001). Depreciation, depletion and amortization was 8% of total revenues in both years.

General, administrative and selling expenses

Total general, administrative and selling expenses were $9,058,000 for the first quarter of 2002, compared with $8,287,000 for 2001, an increase of $771,000 or 9%. The percentage of general, administrative and selling expenses to total net sales and operating revenues was 15% in the first quarter of 2002 and 13% in the first quarter of 2001. The Company has benefited from lower general and administrative expenses at the segment level because of the closing of two subsidiary offices as part of the 2001 fourth quarter restructuring. However, these benefits were more than offset by the increasing cost to fund retirements and expenses related to the previously announced creation of the office of Chief Operating Officer and President. Although some of the costs related to this new office were non-recurring in nature, it is likely that the retirement costs and corporate overhead costs will continue to exceed 2001 totals. However, the Company is expecting to continue to see lower general and administrative expenses at the segment level.

Restructuring and Early Retirement Program

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

For further discussion on the restructuring and early retirement program from both the first and fourth quarter of 2001 please refer to Footnote 4 of Consolidated Condensed Financial Statements.

Other

Interest expense increased 1% to $10,072,000 in the first quarter of 2002 compared with $9,952,000 for the same period of 2001. The increase in interest expense is principally the result of the amortization of fees associated with the 2001 bank amendments. Amortized financing fees totaled $737,000 in the first quarter of 2002 compared with $438,000 in the first quarter of 2001. Despite higher levels of bank debt in the quarter of 2002, the Company has benefited from lower interest rates on bank debt as first quarter 2002 interest expense on bank debt was $6,957,000 compared with $8,823,000 in the same period of 2001. However, the Company has hedged its exposure to interest rate fluctuations on a majority of its Senior Credit Facility and Term Loan debt, 76% at March 31, 2002, and interest expense on hedges is $2,317,000 in the first quarter of 2002 compared with $563,000 in first quarter 2001. The remainder of interest expense is related to capital leases and note payables.

As a result of adopting SFAS No. 133, the Company recorded a charge of $2,948,000, included in Other Expense, relating to the required mark-to-market of the Company’s interest rate swap agreements in the first quarter of 2001. The Company’s derivative agreements were restructured at the end of the first quarter of 2001 to meet the requirements of effective cash flow hedge agreements, where charges are recognized as interest expense in the income statement when the hedged transaction affects earnings. Therefore, charges to Other Expense representing ineffectiveness of the Company’s interest rate swaps have not been material since the restructuring.

The Company recorded a non-cash charge of $3,500,000 in the first quarter of 2001, included in Other Expense, to establish a reserve against an unsecured note receivable arising from the 1998 sale of a discontinued, steel-related business. The Company deemed this reserve necessary primarily because of the uncertain financial condition of the buyer and the buyer’s customer base, including Chapter 11 bankruptcy filings of several of the buyer’s major customers. The Company fully reserved for this unsecured note receivable in the fourth quarter of 2001, which was an additional $803,000 charge. The buyer is currently in default on the note.

NEW FINANCIAL ACCOUNTING STANDARDS

Statements of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” were approved by the Financial Accounting Standards Board in June 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach, reviewed at least annually for impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for the Company beginning in 2002, and is required to be applied as of January 1, 2002. Impairment losses that arise due to the initial application of SFAS No.142 will be reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed in the first half of 2002, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the financial statements for the year ending December 31, 2002, will measure the amount of goodwill impairment loss, if any. The Company has not completed our analysis of the effect of adopting SFAS No. 142. The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement by the Company on January 1, 2002. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Amortization of intangibles was $706,000 in the first quarter of 2001.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144, which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, this Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized.

The Company adopted SFAS No. 144 effective January 1, 2002. The adoption has not had a material impact on its consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS No. 143) “Accounting for Asset Retirement Obligations.” SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt SFAS 143 effective January 1, 2003 and has not yet determined the impact of adoption on its consolidated balance sheet or statement of operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates was disclosed in the Form 10-K filed by the Company on March 11, 2002

The following table provides information about the Company’s derivative and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and debt obligations. For debt obligations, the table presents cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average LIBOR interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward LIBOR rates in the yield curve, plus a 3.50% margin in 2002 and a 3.75% margin at year-end 2001 for variable rate long-term debt. The Company does not hold or issue financial instruments for trading purposes.

	March 31, 2002
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$2,076	$2,018	$2,016	$2,010	$2,071	$108,886	$118,249	$91,697
Average interest rate	9.54%	9.54%	9.59%	9.69%	9.74%	9.74%
Variable rate	333	288,084	334	334	334	334	289,753	289,753
Average interest rate	6.17%	8.19%	3.80%	4.86%	5.36%	5.25%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed		170,000	50,000				220,000	10,700
Average LIBOR pay rate	6.87%	6.79%	6.97%
Average LIBOR receive rate	2.67%	4.69%	5.75%

	December 31, 2001
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$2,076	$1,961	$2,016	$2,010	$2,071	$108,886	$119,020	$106,950
Average interest rate	9.53%	9.54%	9.59%	9.69%	9.74%	9.74%
Variable rate	333	268,084	334	334	334	334	269,753	269,753
Average interest rate	6.10%	8.39%	3.75%	4.58%	4.84%	5.25%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed		170,000	50,000				220,000	13,810
Average LIBOR pay rate	6.87%	6.79%	6.97%
Average LIBOR receive rate	2.35%	4.64%	5.47%

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Not Applicable

Item 2.     Changes in Securities and Use of Proceeds

Not Applicable

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

At the 2002 Annual Meeting of Shareholders of the Company held on April 24, 2002, the shareholders elected nine directors, each to serve one-year terms expiring at the Company’s 2003 Annual Meeting of Shareholders, subject to their earlier retirement or resignation, and adopted the 2002 Stock Option Plan.

Voting for the election of directors and the 2002 Stock Option Plan and was as follows:

1. Election of Directors	For	Against	Abstain	Broker Non-Vote
M.E. Bank	3,932,665	0	716,553	0
W.G. Bares	4,310,309	0	338,909	0
J.T. Bartlett	4,307,849	0	341,369	0
A.C. Bersticker	3,945,145	0	704,073	0
J.N. Lauer	4,291,626	0	357,592	0
M.W. Ludlow	4,309,312	0	339,906	0
M.D. Lundin	4,308,913	0	340,305	0
W.G. Pryor	4,299,529	0	349,689	0
J.D. Weil	4,309,809	0	339,409	0

2. 2002 Stock Option Plan
2002 Stock Option Plan	2,654,708	984,576	28,597	981,337

Proxies were solicited on behalf of the Company by Georgeson and Company, Inc. as set forth in the Company’s definitive proxy statement dated March 11, 2002.

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

10.1	Second Amendment to Employment Agreement with John N. Lauer, dated April 26, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 13, 2002

OGLEBAY NORTON COMPANY

By:	/s/ JULIE A. BOLAND
Julie A. Boland Vice President and Chief Financial Officer, on behalf of the Registrant and as Principal Financial and Accounting Officer