Form 10-Q
period 2002-06-30
OGLEBAY NORTON CO /OHIO/
filed 2002-08-14
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002

Commission File number 000-25651

OGLEBAY NORTON COMPANY
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1888342 (I.R.S. employer identification no.)

1100 Superior Avenue Cleveland, Ohio (Address of principal executive offices)	44114-2598 (Zip Code)

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

Common shares outstanding at August 14, 2002: 4,978,051

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
INDEX

SIGNATURE	28

Part I. Item 1. FINANCIAL INFORMATION
OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

NET SALES AND OPERATING REVENUES	$112,592	$119,544	$174,947	$185,280

COSTS AND EXPENSES
Cost of goods sold and operating expenses	78,823	85,930	126,129	136,082
Depreciation, depletion and amortization	9,655	10,278	14,372	15,755
General, administrative and selling expenses	8,651	8,382	17,442	16,498
Provision for restructuring and early retirement programs	-0-	-0-	-0-	4,123

	97,129	104,590	157,943	172,458

OPERATING INCOME	15,463	14,954	17,004	12,822

(Loss) gain on disposition of assets	(61)	(20)	72	114
Interest expense	(10,419)	(10,341)	(20,491)	(20,293)
Other (expense) income – net	(273)	163	(426)	(5,889)

INCOME (LOSS) BEFORE INCOME TAXES	4,710	4,756	(3,841)	(13,246)
Income taxes (benefit)	1,178	1,372	(1,900)	(5,167)

NET INCOME (LOSS)	$3,532	$3,384	$(1,941)	$(8,079)

NET INCOME (LOSS) PER SHARE – BASIC	$0.70	$0.68	$(0.39)	$(1.62)

NET INCOME (LOSS) PER SHARE – ASSUMING DILUTION	$0.70	$0.67	$(0.39)	$(1.62)

DIVIDENDS PER SHARE OF COMMON STOCK	$-0-	$0.20	$-0-	$0.40

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

	(UNAUDITED) June 30 2002	December 31 2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-0-	$2,307
Accounts receivable, net of reserve for doubtful accounts (2002-$3,812; 2001- $3,600)	65,301	46,477
Inventories
Raw materials and finished products	34,185	34,578
Operating Supplies	13,970	14,018

	48,155	48,596

Deferred income taxes	4,948	5,236
Prepaid expenses	18,503	6,565

TOTAL CURRENT ASSETS	136,907	109,181

PROPERTY AND EQUIPMENT	725,536	716,301
Less allowances for depreciation, depletion and amortization	279,648	266,702

	445,888	449,599

GOODWILL (net of accumulated amortization of $11,093 in 2002 and 2001)	73,044	73,044

PREPAID PENSION COSTS	36,716	36,451

OTHER ASSETS	12,476	11,874

TOTAL ASSETS	$705,031	$680,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,014	$2,353
Accounts payable	25,036	20,828
Payrolls and other accrued compensation	7,890	7,312
Accrued expenses	13,858	15,302
Accrued interest expense	10,341	10,353
Income taxes payable	6,064	6,055

TOTAL CURRENT LIABILITIES	65,203	62,203

LONG-TERM DEBT, less current portion *	406,798	386,420
POSTRETIREMENT BENEFITS OBLIGATIONS	47,194	45,746
OTHER LONG-TERM LIABILITIES	32,041	34,587
DEFERRED INCOME TAXES	32,963	29,195

STOCKHOLDERS’ EQUITY
Common stock, par value $1 per share, authorized 30,000 shares; issued 7,253 shares	7,253	7,253
Additional capital	9,634	9,460
Retained earnings	143,934	145,875
Accumulated other comprehensive loss	(8,757)	(9,321)

	152,064	153,267
Treasury stock, at cost – 2,277 and 2,279 shares at respective dates	(31,232)	(31,269)

	120,832	121,998

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$705,031	$680,149

* Includes amounts expected to be refinanced.

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six Months Ended June 30

	2002	2001

OPERATING ACTIVITIES
Net loss	$(1,941)	$(8,079)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, depletion and amortization	14,372	15,755
Deferred vessel costs	(6,416)	(6,633)
Deferred winter maintenance costs	(6,169)	(6,626)
Income tax refund	6,342	-0-
Decrease in deferred income taxes	(2,094)	(5,342)
Provision for restructuring and early retirement programs	(1,367)	4,123
Provision for a note receivable	-0-	3,500
(Increase) decrease in prepaid pension costs	(265)	3,536
Gain on disposition of assets	(72)	(114)
Increase in accounts receivable	(18,824)	(4,570)
Decrease in inventories	441	464
Increase in accounts payable	4,208	4,693
Increase (decrease) in payrolls and other accrued compensation	578	(3,185)
Decrease in accrued expenses	(172)	(2,099)
Decrease in accrued interest	(12)	(472)
Increase (decrease) in income taxes payable	9	(4,524)
Other operating activities	305	2,393

NET CASH USED FOR OPERATING ACTIVITIES	(11,077)	(7,180)

INVESTING ACTIVITIES
Capital expenditures	(11,231)	(18,965)
Proceeds from the disposition of assets	45	269

NET CASH USED FOR INVESTING ACTIVITIES	(11,186)	(18,696)

FINANCING ACTIVITIES
Repayments on long-term debt	(67,910)	(87,759)
Additional long-term debt	87,950	114,567
Financing costs	(84)	(32)
Payments of dividends	-0-	(994)

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,956	25,782

Effect of exchange rate changes on cash and cash equivalents	-0-	94

Decrease in cash and cash equivalents	(2,307)	-0-

CASH AND CASH EQUIVALENTS, JANUARY 1	2,307	-0-

CASH AND CASH EQUIVALENTS, JUNE 30	$-0-	$-0-

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes to the Condensed Consolidated Financial Statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Management of the Company, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such periods have been made. Additionally, certain amounts in the prior year have been reclassified to conform with the 2002 Condensed Consolidated Financial Statement presentation.

The Condensed Consolidated Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and notes thereto included in the Company’s March 31, 2002 Form 10-Q.

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

The Company utilizes certain tax preference deductions afforded by law to mining companies. Although the amount of these deductions is materially consistent from year to year, these permanent book/tax differences can cause significant fluctuations in the Company’s effective tax rate based upon the level of pre-tax book income or loss.

3.	The Company's Senior Credit Facilities, consisting of an $118,000,000 term loan and a $207,000,000 revolving facility, are due in April 2003. The Company is in the process of refinancing its Senior Credit Facilities. When the refinancing is complete, details will be publicly announced.

4.	Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires companies to recognize all derivative instruments on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company’s Senior Credit Facility requires interest rate protection on fifty-percent of the Company’s senior secured debt. Accordingly, the Company has entered into interest rate swap agreements with notional amounts aggregating to $220,000,000 that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. Upon adoption of SFAS No. 133, the Company recorded the effective portion of the hedging instruments to other comprehensive loss, a component of stockholders’ equity, totaling $3,825,000 (net of income taxes of $2,445,000).

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On January 1, 2001, interest rate swaps with a notional amount of $50,000,000 were designated in cash flow hedge relationships in accordance with SFAS No. 133. The remaining interest rate swaps with a notional amount of $170,000,000 did not qualify as hedging instruments. The amount of the transition adjustment recorded in other comprehensive loss related to the swaps that were not designated in a hedge relationship totaled $2,820,000 (net of income taxes of $1,803,000) and is being amortized to interest expense over the life of the derivative instruments, which is ten quarters. The charge to interest expense for the three and six month periods ended June 30, 2002 and 2001 that related to the amortization of these derivatives was $462,000 pretax (or $0.09 per share, assuming dilution) and $925,000 pretax (or $0.18 per share, assuming dilution), respectively.

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

At June 30, 2002, the Company’s derivatives have maturities ranging from April 3, 2003 through June 30, 2004. The Company includes the liability for these derivative instruments in Other Long-Term Liabilities on the Company’s Condensed Consolidated Balance Sheet. The liability for these derivatives was $12,037,000 at June 30, 2002.

When using interest rate swap agreements, the intermediaries to such agreements expose the Company to the risk of nonperformance, though such risk is not considered likely under the circumstances. The Company does not hold or issue financial instruments for trading purposes.

5.	The following summarizes the provision for restructuring and voluntary early retirement recorded in 2001 and the remaining reserve balance at June 30, 2002 (in thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total

2001 charge	$7,261	$6,434	$2,373	$16,068
Amounts utilized in 2001	(4,288)	(6,434)		(10,722)
Cash paid in 2001	(410)		(93)	(503)

Remaining reserve at December 31, 2001	2,563	-0-	2,280	4,843
Cash paid in first half 2002	(900)		(467)	(1,367)

Remaining reserve at June 30, 2002	$1,663	$-0-	$1,813	$3,476

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recorded a $4,123,000 pretax charge (or $0.51 per share net loss, assuming dilution) in the first quarter of 2001 related to a voluntary early retirement program and the consolidation of its Performance Minerals’ Ohio-based operations. A total of 23 salaried employees and one hourly employee accepted the first quarter voluntary early retirement program. This represented 6% of the total salaried personnel in the Company. The consolidation of the Ohio-based Performance Minerals’ operations resulted in the termination of 19 employees. The total charge included a non-cash incremental charge of $3,726,000 related to pension and postretirement benefits of employees accepting the early retirement program.

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

The closure of the two subsidiary headquarter offices re-organizes operational management to a flatter structure, enabling more integration across business units as well as reducing head count and related expenses. A total of 18 salaried employees were terminated in these offices, none of whom are still employed by the Company.

The closure of three non-strategic mineral processing operations in the Performance Minerals segment resulted in asset impairment charges, exit costs and benefits accrued for the 33 employees who were terminated in these operation closures, none of whom are still employed by the Company.

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

Statement of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, were approved by the Financial Accounting Standards Board in June 2001. SFAS No. 141, which was adopted by the Company in the second half of 2001, eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach, reviewed at least annually for impairment. A two-step impairment test is used to first identify potential goodwill impairment and then to measure the amount of goodwill impairment, if any. The Company adopted the provisions of SFAS No. 142 in the first half of 2002 and completed transitional goodwill impairment tests, finding that goodwill was not impaired at January 1, 2002.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In accordance with SFAS No. 142, goodwill amortization was discontinued at January 1, 2002. The following table adjusts the reported loss from continuing operations for the three and six month periods ended June 30, 2002 and 2001 and the related diluted per share amounts to exclude goodwill amortization (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

Net income (loss), as reported	$3,532	$3,384	$(1,941)	$(8,079)
Goodwill amortization, net of taxes	-0-	475	-0-	933

Net income (loss), as adjusted	$3,532	$3,859	$(1,941)	$(7,146)

Net income (loss) per share, as reported- assuming dilution	$0.70	$0.67	$(0.39)	$(1.62)
Goodwill amortization, net of taxes	-0-	0.10	-0-	0.19

Net income (loss) per share, as adjusted- assuming dilution	$0.70	$0.77	$(0.39)	$(1.43)

The Company has no other significant intangible assets.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or recognizes a gain or loss upon settlement. The Company is required to adopt SFAS No. 143 at January 1, 2003 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 eliminates the requirement to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt shall be reported in operations, unless the extinguishment qualifies as an extraordinary item under Accounting Practice Bulletin Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also requires that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. The Company is required to adopt SFAS No. 145 at January 1, 2003 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Issue No. 94-3).”The fundamental difference between SFAS No. 146 and Issue No. 94-3 relates to the requirements for recognition of a liability for exit or disposal costs. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company is required to adopt SFAS No. 146 at January 1, 2003 and has not yet determined the impact of adoption on its consolidated financial position or results of operation.

6.	The following table sets forth the reconciliation of the Company’s net income (loss) to its comprehensive income (loss)—in thousands:

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

Net income (loss)	$3,532	$3,384	$(1,941)	$(8,079)

Other comprehensive (loss) income:

Derivative instruments:
Cumulative effect of change in accounting for derivatives, net of tax	-0-	-0-	-0-	(3,825)
Loss on derivatives, net of tax	(2,624)	(26)	(2,355)	(1,071)
Reclassification adjustments to earnings, net of tax	1,554	830	2,919	1,174

Total derivative instruments	(1,070)	804	564	(3,722)

Foreign currency translation adjustments	-0-	-0-	-0-	94

Comprehensive income (loss)	$2,462	$4,188	$(1,377)	$(11,707)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	The calculation of net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

Net income (loss) per share-basic:
Net income (loss)	$3,532	$3,384	$(1,941)	$(8,079)

Average number of shares outstanding	5,023	4,996	5,018	4,993

Net income (loss) per share-basic	$0.70	$0.68	$(0.39)	$(1.62)

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

Net income (loss) per share-assuming dilution:
Net income (loss)	$3,532	$3,384	$(1,941)	$(8,079)

Average number of shares outstanding	5,023	4,996	5,018	4,993
Dilutive effect of stock plans	-0-	38	-0-	-0-

Adjusted average number of shares Outstanding	5,023	5,034	5,018	4,993

Net income (loss) per share-assuming dilution	$0.70	$0.67	$(0.39)	$(1.62)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	The Company, headquartered in Cleveland, Ohio, supplies essential natural resources to industrial and commercial customers. The Company has aligned its businesses into three reporting segments focused on its key markets served. This segment reporting structure aligns operations which share business strategies, are related by geography and product mix, and reflect the way management evaluates the operating performance of its businesses. The operations are reported as: Great Lakes Minerals, which is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company’s Michigan Limestone and Marine Services operations; Global Stone, whose lime, limestone fillers, chemical limestone, construction aggregate and lawn and garden product businesses operate primarily in the Southeast and Mid-Atlantic regions; and Performance Minerals, which mines and processes specialized industrial minerals, primarily high-purity silica sands and muscovite mica, and combines the Industrial Sands and Specialty Minerals operations.

Through a direct sales force the Company serves customers in a wide range of industries, including building materials, energy, environmental and industrial / specialty. The composition of the segments and measure of segment profitability is consistent with that used by the Company’s management.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the operating segment information as of and for the three months ended June 30, 2002 and 2001 (in thousands):

	Great Lakes Minerals	Global Stone	Performance Minerals	Total Segments	Corporate and Other	Consolidated

2002
Identifiable assets	$284,053	$273,480	$95,641	$653,174	$51,857	$705,031
Depreciation, depletion and amortization expense	4,801	3,181	1,655	9,637	18	9,655
Capital expenditures	2,437	2,320	598	5,355	25	5,380
Net sales and operating revenues	$46,926	$43,730	$23,548	$114,204	$(1,612)	$112,592

Operating income (loss)	$8,113	$5,614	$4,582	$18,309	$(2,846)	$15,463
(Loss) gain on disposition of assets			(61)	(61)		(61)
Interest expense					(10,419)	(10,419)
Other expense, net					(273)	(273)

Income (loss) before income taxes	$8,113	$5,614	$4,521	$18,248	$(13,538)	$4,710

2001
Identifiable assets	$281,045	$277,771	$104,878	$663,694	$50,377	$714,071
Depreciation, depletion and amortization expense	4,812	3,620	1,827	10,259	19	10,278
Capital expenditures	2,135	2,960	3,992	9,087		9,087

Net sales and operating revenues	$50,895	$41,797	$27,703	$120,395	$(851)	$119,544
Operating income (loss)	$7,141	$5,124	$4,921	$17,186	$(2,232)	$14,954
(Loss) gain on disposition of assets	(9)	1	(31)	(39)	19	(20)
Interest expense					(10,341)	(10,341)
Other expense, net					163	163

Income (loss) before income taxes	$7,132	$5,125	$4,890	$17,147	$(12,391)	$4,756

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the operating segment information as of and for the six months ended June 30, 2002 and 2001 (in thousands):

	Great Lakes Minerals	Global Stone	Performance Minerals	Total Segments	Corporate and Other	Consolidated

2002
Identifiable assets	$284,053	$273,480	$95,641	$653,174	$51,857	$705,031
Depreciation, depletion and amortization expense	4,848	6,199	3,289	14,336	36	14,372
Capital expenditures	5,558	4,341	1,287	11,186	45	11,231
Net sales and operating revenues	$49,269	$82,839	$44,451	$176,559	$(1,612)	$174,947

Operating income (loss)	$6,460	$9,106	$7,231	$22,797	$(5,793)	$17,004
(Loss) gain on disposition of assets	(4)	137	(61)	72		72
Interest expense					(20,491)	(20,491)
Other expense, net					(426)	(426)

Income (loss) before income taxes	$6,456	$9,243	$7,170	$22,869	$(26,710)	$(3,841)

2001
Identifiable assets	$281,045	$277,771	$104,878	$663,694	$50,377	$714,071
Depreciation, depletion and amortization expense	4,880	7,165	3,672	15,717	38	15,755
Capital expenditures	4,557	7,109	7,299	18,965		18,965

Net sales and operating revenues	$54,700	$80,415	$51,016	$186,131	$(851)	$185,280
Operating income (loss)	$5,170	$7,783	$7,381	$20,334	$(7,512)	$12,822
(Loss) gain on disposition of assets	(9)	2	101	94	20	114
Interest expense					(20,293)	(20,293)
Other expense, net					(5,889)	(5,889)

Income (loss) before income taxes	$5,161	$7,785	$7,482	$20,428	$(33,674)	$(13,246)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Management’s Discussion and Analysis of Financial Condition and Results of Operations contain statements concerning certain trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) the Company’s ability to complete the refinancing of its senior debt due April 3, 2003; (2) weather conditions, particularly in the Great Lakes region, and/or water levels; (3) fluctuations in energy, fuel and oil prices; (4) fluctuations in integrated steel production in the Great Lakes region; (5) fluctuations in Great Lakes and Mid-Atlantic construction activity; (6) a change in economic conditions or population growth rates in southern California; (7) the outcome of negotiations of labor agreements; (8) the loss, insolvency or bankruptcy of major customers or insurers; (9) changes in environmental laws and (10) an increase in asbestos and silica product liability litigation filed in the United States and determinations by a court or jury against the Company’s interest. Fluctuations in oil prices have both a positive and negative impact on the Company. High oil prices generally result in more drilling activity, positively impacting the Company’s Performance Minerals business segment, while at the same time increasing the operating costs of the Company’s vehicles, vessels and processing plants. Some of the Company’s customers have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Management does not expect the aggregate effect of these reorganizations to have a material impact on the Company’s financial condition.

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

            Due to the seasonal nature of certain aspects of the Company’s business, the operating results and cash flows for the first six months of the year are not necessarily indicative of the results to be expected for the full year.

            The Company utilizes certain tax preference deductions afforded by law to mining companies. Although the amount of these deductions is materially consistent from year to year, these permanent book/tax differences can cause significant fluctuations in the Company’s effective tax rate based upon the level of pre-tax book income or loss.

FINANCIAL CONDITION

            The Company’s operating activities used cash of $11,077,000 in the first six months of 2002 compared with $7,180,000 used in the same period in 2001. The increased use of cash is primarily the result of lower cash generation from accounts receivable collections in 2002 because of lower sales in 2002, later timing of these sales with the delayed start of the sailing season on the Great Lakes and a lower year-end accounts receivable balance at year-end 2001 compared with year-end 2000. The Company also made employee severance payments and other exit costs related to the fourth quarter 2001 restructuring. These increased uses of cash were partially offset by smaller bonus payments made in 2002 compared with 2001 and lower winter maintenance costs in the Great Lakes Minerals segment. Additionally, the Company received a refund of $6,342,000 in the second quarter from the Internal Revenue Service. This refund was the result of a recent change in tax law by Congress which allows corporations to carry back certain tax losses five years. The operating results of the Company’s business segments are discussed in more detail under “RESULTS OF OPERATIONS.”

            Capital expenditures are $11,231,000 in the first six months of 2002 compared with $18,965,000 for the same period in 2001. Expenditures for replacement of existing equipment total approximately $7,331,000. Expansion projects received funding of $1,572,000, with the balance of $2,328,000 allocated to the quarries. Capital expenditures during the first six months of 2002 decreased $7,734,000, or 41%, as compared to the same time period in 2001. Capital expenditures for the Company for 2002 are expected to approximate $20,000,000 as compared to actual capital expenditures of $26,875,000 in 2001.

            In the first six months of 2002 the Company’s additional borrowings exceeded debt repayments by $20,040,000 compared with the first six months of 2001 in which additional borrowings exceeded debt repayments by $26,808,000. Additional borrowings exceeded debt payments in both years because of the seasonal nature of many of the Company’s businesses. In particular, winter work for the Great Lakes Minerals segment and replacement capital expenditures generally occur during the first half of the fiscal year. Moreover, working capital investment increases in the second quarter as business activity increases. The decrease in borrowings in 2002 as compared with 2001 is primarily the result of lower capital expenditures and receipt of a tax refund.

            The Company's Senior Credit Facilities, consisting of an $118,000,000 term loan and a $207,000,000 revolving facility, are due in April 2003. The Company is in the process of refinancing its Senior Credit Facilities. When the refinancing is complete, details will be publicly announced. At June 30, 2002, the Company had $24,813,000 available for use on the Senior Credit Facilities. The interest rate on the revolving facility, which approximated 5.8% on June 30, 2002, is based on LIBOR interest rates, plus an applicable margin. Anticipated cash flows from operations and current financial resources are expected to meet the Company's needs throughout the remainder of 2002. The Senior Credit Facilities are senior to the Company's $100,000,000 Senior Subordinated Notes, which mature in 2009 and have a fixed interest rate of 10%.

            The Company did not declare a dividend in the first six months of 2002. The Company’s 2001 amendments to its financial covenants on its Senior Credit Facility and Term Loan prohibit the payment of dividends. The Company declared dividends of $0.40 per share and paid dividends totaling $994,000 in the first six months of 2001. Dividends paid in the first half of 2001 represent the first quarter 2001 declared dividend of $0.20 per share. Due to timing of dividend payment dates, the second quarter 2001 declared dividend of $0.20 per share, or $944,000, was made during the third quarter of 2001.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2001

            The Company’s net sales and operating revenues of $174,947,000 in the first half of 2002 are 6% lower than net sales and operating revenues of $185,280,000 for the same period in 2001. The Company reports operating income in the first half of 2002 of $17,004,000 compared with $12,822,000 for the same period in 2001. The Company reports a net loss of $1,941,000 ($0.39 per share, assuming dilution) for the six months ended June 30, 2002, compared with a net loss of $8,079,000 ($1.62 per share, assuming dilution) for the same period in 2001. The decrease in net sales and operating revenues in the first half of 2002 compared to 2001 is attributable to lower demand for fracturing sands and the closure of three operating locations during the fourth quarter of 2001 in the Performance Minerals segment; lower demand for fillers in the carpet and flooring markets and lower lime sales in the Oklahoma and Tennessee regional markets in the Global Stone segment; and the loss of winter shuttle business related to the bankruptcy of a customer and fewer sailing days in the Great Lakes Minerals segment. These decreases to net sales and operating revenues are partially offset by increased demand for lawn and garden products and roofing fillers. The $4,182,000 increase in operating income in the first half of 2002 compared with the first half of 2001 is primarily attributable to the $4,123,000 first quarter 2001 charge related to a voluntary early retirement program and restructuring, benefits from the pooling agreement with American Steamship Company and the elimination of goodwill amortization, partially offset by higher corporate general and administrative expenses. The $6,138,000 decrease in net loss in the first half of 2002 was primarily the result of the 2001 special charges, including the voluntary early retirement program, a charge used to establish a reserve against an unsecured note receivable and charges related to the adoption of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In total, the 2001 first quarter special charges resulted in a pretax charge of $10,571,000 (or $1.29 per share net loss, assuming dilution).

            Operating results of the Company’s business segments for the six months ended June 30, 2002 and 2001 are discussed below.

Great Lakes Minerals

Net sales and operating revenues for the Company’s Great Lakes Minerals segment decreased $5,431,000, or 10%, to $49,269,000 for the first half of 2002 from $54,700,000 for the first half of 2001. The lower amount of revenues is due primarily to the timing of the start of the shipping season on the Great Lakes resulting in fewer sailing days in 2002 as compared to 2001. Additionally, the Company had historically, including during 2001, provided winter shuttle service of iron ore to a major metallurgical customer, who is currently in bankruptcy and not operating.

            Cost of goods sold and operating expenses for the Great Lakes Minerals segment are $34,008,000 for the six months ended June 30, 2002, compared with $40,266,000 for the same period in 2001, a decrease of 16%. Cost of goods sold and operating expenses as a percentage of net sales and operating revenues are 69% in the first half of 2002 and 74% in the same period of 2001. The decrease in cost of goods sold and operating expenses as a percentage of net sales and operating revenues results from efficiencies derived from the pooling agreement with American Steamship Company, a reduction in the vessel work force by 25 employees, cost-containment measures during the winter work maintenance programs, higher water levels as compared to 2001 and lower costs associated with bringing the vessels into port in January at the end of the sailing season.

RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2001

Great Lakes Minerals (continued)

            The segment has operating income of $6,460,000 in the first half of 2002 compared with operating income of $5,170,000 for the first half of 2001. The improvement in operating income is primarily from efficiencies derived from the pooling agreement with American Steamship Company, a reduction in the vessel work force by 25 employees, cost-containment measures during the winter work maintenance programs, higher water levels as compared to 2001, and lower costs associated with bringing the vessels into port in January at the end of the sailing season.

            Despite the Company’s expectation that net sales and operating revenues will be slightly down in 2002, the Company is optimistic that the Great Lakes Minerals segment will see operating income improvement in 2002 due to the following: the vessel pooling arrangement, which should provide both parties more cost effective utilization of vessels, cargoes and routes, more normalized weather conditions, water levels are higher compared with 2001, and fewer lost revenues from customer bankruptcies.

Global Stone

            Net sales for the Company’s Global Stone segment are $82,839,000 for the six months ended June 30, 2002, compared with $80,415,000 in the same period of 2001, a 3% increase. The segment is benefiting from higher volume into the lawn and garden market, the addition of an aggregates line at the segment’s James River facility and capacity increases at the segment’s Portage facility to service increased volume into the roofing industry. These increases to net sales are partially offset by slightly lower volume into the carpet and flooring industries. The Company expects Global Stone revenues for the year to be similar to 2001.

            Cost of goods sold for the Global Stone segment increased 3% to $62,396,000 in the six months ended June 30, 2002 from $60,626,000 in the six months ended June 30, 2001. The increase in cost of goods sold is consistent with the increase in net sales. Cost of goods sold as a percentage of net sales is 75% in the first six months of 2002 and 2001.

            The segment contributes $9,106,000 to operating income in the six months ended June 30, 2002, compared with $7,783,000 in the same period of 2001. The $1,323,000, or 17%, increase in operating income in the first half of 2002 is primarily the result of lower general and administrative expenses, resulting from the fourth quarter 2001 restructuring, and the elimination of goodwill amortization. The Company is optimistic that it will be able to continue to show the benefits from the restructuring throughout 2002.

RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2001

Performance Minerals

            Net sales for the Company’s Performance Minerals segment are $44,451,000 in the six months ended June 30, 2002, down 13% from $51,016,000 for the same period of 2001. The decrease in net sales is primarily attributable to lower volume demand for fracturing sands which support drilling activity by oil field service firms primarily in central California and the effects of closing three operations as part of the fourth quarter 2001 restructuring.

            Cost of goods sold for the Performance Minerals segment total $31,347,000 for the first half of 2002, or 13% lower than the $35,999,000 in the same period of 2001. The decrease in cost of goods sold is consistent with the decrease in net sales. Cost of goods sold as a percentage of net sales is 71% for the first half of 2002 and 2001.

            Operating income for the Performance Minerals segment is $7,231,000 for the first half of 2002 compared with $7,381,000 for the same period of 2001. The operating income decrease of $150,000, or 2%, is principally the result of the lower demand for fracturing sands in central California partially offset by lower general and administrative expenses, resulting from the closure of an administrative office as part of the fourth quarter 2001 restructuring, and the elimination of goodwill amortization. Additionally, 2001 operating income was reduced by a one-time charge related to the consolidation of the Ohio operations. The Company expects lower demand for fracturing sands to continue for the remainder of 2002 and this will put pressure on operating income. The Company expects the cost savings from the closing of this segment’s administrative office as part of the fourth quarter 2001 restructuring to help offset the reduced demand.

Depreciation, Depletion and Amortization

            Depreciation, depletion and amortization expense decreased 9% to $14,372,000 for the six months ended June 30, 2002 compared with $15,755,000 for the same period of 2001. This decrease in depreciation, depletion and amortization is primarily attributable to the elimination of goodwill amortization ($1,436,000 expensed in first six months of 2001). Depreciation, depletion and amortization was 8% of total revenues in both years.

General, Administrative and Selling Expenses

            Total general, administrative and selling expenses are $17,442,000 for the first half of 2002, compared with $16,498,000 for the first half of 2001, an increase of $944,000, or 6%. The percentage of general, administrative and selling expenses to total net sales and operating revenues is 10% in the first half of 2002 and 9% in the first half of 2001. The Company is benefiting from lower general and administrative expenses at the segment level because of the closing of two subsidiary offices as part of the 2001 fourth quarter restructuring. However, these benefits are more than offset by increasing costs to fund retirements, primarily as a result of a reduction in pension income, and by expenses related to the previously announced succession plans. Although some of the costs related to succession are non-recurring in nature, it is likely that the retirement costs and corporate overhead costs will continue to exceed 2001 totals. However, the Company is expecting to continue to see lower general and administrative expenses at the segment level.

RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2001

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

            For further discussion on the restructuring and early retirement program from both the first and fourth quarter of 2001, please refer to Footnote 4 of the Condensed Consolidated Financial Statements.

Other

            Interest expense increased 1% to $20,491,000 in the first half of 2002 compared with $20,293,000 for the same period of 2001. The increase in interest expense is principally the result of the amortization of fees associated with the 2001 bank amendments. Amortized financing fees total $1,480,000 in the first half of 2002 compared with $878,000 in the first half of 2001. Despite higher levels of bank debt in the first half of 2002, the Company is benefiting from lower interest rates on bank debt as first half 2002 interest expense on bank debt is $14,056,000 compared with $17,138,000 in the same period of 2001. However, the Company hedges its exposure to interest rate fluctuations on a majority of its Senior Credit Facility and Term Loan debt, 76% and 78% at June 30, 2002 and 2001, respectively. Interest expense on hedges is $4,812,000 in the first half of 2002 compared with $2,051,000 in first half 2001. The remainder of interest expense is related to capital leases and note payables.

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

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2001

            The Company’s net sales and operating revenues of $112,592,000 in the second quarter of 2002 are 6% lower than net sales and operating revenues of $119,544,000 for the same quarter in 2001. The Company recorded operating income in the second quarter of 2002 of $15,463,000 compared with $14,954,000 for the same period in 2001. The Company reported net income of $3,532,000 ($0.70 per share, assuming dilution) for the three months ended June 30, 2002, compared with net income of $3,384,000 ($0.67 per share, assuming dilution) for the same period in 2001. The decrease in net sales and operating revenues in the second quarter of 2002 compared to 2001 is attributable to lower demand for fracturing sands and the closure of three operating locations during the fourth quarter of 2001 in the Performance Minerals segment; lower demand for fillers in the carpet and flooring markets and lower lime sales in the Oklahoma and Tennessee regional markets in the Global Stone segment; and fewer sailing days in the Great Lakes Minerals segment. These decreases to net sales and operating revenues are partially offset by increased demand for lawn and garden products and roofing fillers. The $509,000 increase in operating income in the second quarter of 2002 compared with second quarter 2001 is primarily attributable to the benefits of the pooling agreement with American Steamship Company and the 2001 restructuring activities, as well as the elimination of goodwill amortization, partially offset by higher corporate general and administrative expenses. The 4% improvement in net income in the second quarter of 2002 as compared to 2001 is the result of increased operating income partially offset by an increase in interest expense.

            Operating results of the Company’s business segments for the three months ended June 30, 2002 and 2001 are discussed below.

Great Lakes Minerals

            Net sales and operating revenues for the Company’s Great Lakes Minerals segment decreased $3,969,000, or 8%, to $46,926,000 for the second quarter of 2002 from $50,895,000 for the second quarter of 2001. The lower amount of revenues is due primarily to fewer sailing days during the second quarter of 2002.

            Cost of goods sold and operating expenses for the Great Lakes Minerals segment are $31,874,000 for the three months ended June 30, 2002, compared with $36,639,000 for the same period in 2001, a decrease of 13%. Cost of goods sold and operating expenses as a percentage of net sales and operating revenues were 68% in the second quarter of 2002 and 72% in the same quarter of 2001. The decrease in cost of goods sold and operating expenses as a percentage of net sales and operating revenues results from efficiencies derived from the pooling agreement with American Steamship Company, a reduction in the vessel work force by 25 employees and higher water levels as compared to 2001.

            Operating income for the second quarter of 2002 is $8,113,000 as compared with operating income of $7,141,000 for the second quarter of 2001. The $972,000 improvement in operating income is primarily due to efficiencies derived from the pooling agreement with American Steamship Company, a reduction in the vessel work force by 25 employees, higher water levels as compared to 2001 and planned cost-control measures.

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2001

Global Stone

            Net sales for the Company’s Global Stone segment increased $1,933,000, or 5%, to $43,730,000 for the three months ended June 30, 2002 from $41,797,000 in the same quarter of 2001. The segment is benefiting from higher volume into the lawn and garden market, the addition of an aggregates line at the segment’s James River facility and capacity increases at the segment’s Portage facility to service increased volume into the roofing industry. These increases to net sales are partially offset by slightly lower volume into the carpet and flooring industries.

            Cost of goods sold for the Global Stone segment totaled $32,500,000 during the three months ended June 30, 2002, compared with $30,860,000 in the three months ended June 30, 2001, an increase of 5%. The increase in cost of goods sold is consistent with the increase in net sales. Cost of goods sold as a percentage of net sales was 74% in the second quarter of 2002 and 2001.

            The segment contributes $5,614,000 to operating income for the three months ended June 30, 2002, compared with $5,124,000 in the same period of 2001. The $490,000, or 10%, increase in operating income in the second quarter of 2002 is primarily the result of increased sales and the elimination of goodwill amortization.

Performance Minerals

            Net sales for the Company’s Performance Minerals segment are $23,548,000 for the three months ended June 30, 2002, down 15% from $27,703,000 for the same quarter of 2001. The decrease in net sales is primarily attributable to lower volume demand for fracturing sands which support drilling activity by oil field service firms primarily in central California and the effects of closing three operations as part of the fourth quarter 2001 restructuring.

            Cost of goods sold for the Performance Minerals segment total $15,970,000 for the second quarter of 2002, or 17% lower than the $19,194,000 in the same quarter of 2001. Cost of goods sold as a percentage of net sales is 68% and 69% for the second quarter of 2002 and 2001, respectively. The decrease in the percentage of cost of goods sold to net sales for the quarter is primarily due to the benefits of closing three lower-margin operations as part of the fourth quarter 2001 restructuring.

            Operating income for the Performance Minerals segment is $4,582,000 for the second quarter of 2002 compared with $4,921,000 for the same period of 2001. The operating income decrease of $339,000, or 7%, is primarily due to the decrease in net sales partially offset by lower general and administrative expenses, resulting from the closure of an administrative office as part of the fourth quarter 2001 restructuring, and the elimination of goodwill amortization.

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2001

Depreciation, Depletion and Amortization

            Depreciation, depletion and amortization expense decreased 6% to $9,655,000 for the three months ended June 30, 2002 compared with $10,278,000 for the same period of 2001. This decrease in depreciation, depletion and amortization is primarily attributable to the elimination of goodwill amortization ($730,000 expensed in 2001). Depreciation, depletion and amortization is 9% of total revenues in both years.

General, Administrative and Selling expenses

            Total general, administrative and selling expenses are $8,651,000 for the second quarter of 2002, as compared with $8,382,000 for 2001. The percentage of general, administrative and selling expenses to total net sales and operating revenues is 8% in the second quarter of 2002 and 7% in the second quarter of 2001. The Company is benefiting from lower general and administrative expenses at the segment level because of the closing of two subsidiary offices as part of the 2001 fourth quarter restructuring. However, these benefits were more than offset by the increasing cost to fund retirements, primarily as a result of a reduction in pension income, and by expenses related to the previously announced succession plans. Although some of the costs related to succession are non-recurring in nature, it is likely that the retirement costs and corporate overhead costs will continue to exceed 2001 totals. However, the Company is expecting to continue to see lower general and administrative expenses at the segment level.

Other

            Interest expense increased 1% to $10,419,000 in the second quarter of 2002 compared with $10,341,000 for the same period of 2001. The increase in interest expense is principally the result of the amortization of fees associated with the 2001 bank amendments. Amortized financing fees total $743,000 in the second quarter of 2002 compared with $440,000 in the second quarter of 2001. Despite higher levels of bank debt in the second quarter of 2002, the Company is benefiting from lower interest rates on bank debt as second quarter 2002 interest expense on bank debt is $7,099,000 compared with $8,315,000 in the same period of 2001. However, the Company hedges its exposure to interest rate fluctuations on a majority of its Senior Credit Facility and Term Loan debt, 76% and 78% at June 30, 2002 and 2001, respectively. Interest expense on hedges is $2,495,000 in the second quarter of 2002 compared with $1,488,000 in second quarter 2001. The remainder of interest expense is related to capital leases and note payables.

NEW FINANCIAL ACCOUNTING STANDARDS

            Statement of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, were approved by the Financial Accounting Standards Board in June 2001. SFAS No. 141, which was adopted by the Company in the second half of 2001, eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach, reviewed at least annually for impairment. A two-step impairment test is used to first identify potential goodwill impairment and then to measure the amount of goodwill impairment, if any. The Company adopted the provisions of SFAS No. 142 in the first half of 2002 and completed transitional goodwill impairment tests, finding that goodwill was not impaired at January 1, 2002.

            In accordance with SFAS No. 142, goodwill amortization was discontinued at January 1, 2002. The following table adjusts the reported loss from continuing operations for the three and six month periods ended June 30, 2002 and 2001 and the related diluted per share amounts to exclude goodwill amortization (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

Net income (loss), as reported	$3,532	$3,384	$(1,941)	$(8,079)
Goodwill amortization, net of taxes	-0-	475	-0-	933

Net income (loss), as adjusted	$3,532	$3,859	$(1,941)	$(7,146)

Net income (loss) per share, as reported- assuming dilution	$0.70	$0.67	$(0.39)	$(1.62)
Goodwill amortization, net of taxes	-0-	0.10	-0-	0.19

Net income (loss) per share, as adjusted- assuming dilution	$0.70	$0.77	$(0.39)	$(1.43)

The Company has no other significant intangible assets.

            In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or recognizes a gain or loss upon settlement. The Company is required to adopt SFAS No. 143 at January 1, 2003 and has not yet determined the impact of adoption on its consolidated financial position or results of operat ions.

NEW FINANCIAL ACCOUNTING STANDARDS (CONTINUED)

            In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 eliminates the requirement to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt shall be reported in operations, unless the extinguishment qualifies as an extraordinary item under Accounting Practice Bulletin Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also requires that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. The Company is required to adopt SFAS No. 145 at January 1, 2003 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

            In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Issue No. 94-3).” The fundamental difference between SFAS No. 146 and Issue No. 94-3 relates to the requirements for recognition of a liability for exit or disposal costs. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company is required to adopt SFAS No. 146 at January 1, 2003 and has not yet determined the impact of adoption on its consolidated financial position or results of operation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Information regarding the Company’s financial instruments that are sensitive to changes in interest rates was disclosed in the Form 10-K filed by the Company on March 11, 2002

            The following table provides information about the Company’s derivative and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and debt obligations. For debt obligations, the table presents cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average LIBOR interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward LIBOR rates in the yield curve, plus a 3.75% margin in 2002 and at year-end 2001 for variable rate long-term debt. The Company does not hold or issue financial instruments for trading purposes.

	June 30, 2002

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$554	$2,018	$2,016	$2,010	$2,071	$108,886	$117,555	$92,887
Average interest rate	9.53%	9.54%	9.59%	9.69%	9.74%	9.74%
Variable rate	333	289,588	334	334	334	334	291,257	291,257
Average interest rate	6.25%	6.95%	2.50%	3.75%	4.31%	4.68%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed		170,000	50,000				220,000	12,037
Average LIBOR pay rate	6.87%	6.79%	6.97%
Average LIBOR receive rate	2.50%	3.20%	4.80%

	December 31, 2001

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$2,076	$1,961	$2,016	$2,010	$2,071	$108,886	$119,020	$106,950
Average interest rate	9.53%	9.54%	9.59%	9.69%	9.74%	9.74%
Variable rate	333	268,084	334	334	334	334	269,753	269,753
Average interest rate	6.10%	8.39%	3.75%	4.58%	4.84%	5.25%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed		170,000	50,000				220,000	13,810
Average LIBOR pay rate	6.87%	6.79%	6.97%
Average LIBOR receive rate	2.35%	4.64%	5.47%

PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

            Not Applicable

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

            Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Previously reported on Form 10-Q filed May 13, 2002.

ITEM 5.	OTHER INFORMATION

            Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

10.1	Amendment to Director Stock Plan, dated April 1, 2002.

10.2	Amendment to Director Fee Deferral Plan, dated January 1, 2002.

99.1	Certification with respect to financial statements of Chief Executive Officer, John N. Lauer, dated August 14, 2002.

99.2	Certification with respect to financial statements of Chief Financial Officer, Julie A. Boland, dated August 14, 2002.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY
DATE: August 14, 2002	By:	/s/ Julie A. Boland

Julie A. Boland Vice President and Chief Financial Officer, on behalf of the Registrant and as Principal Financial and Accounting Officer