Form 10-Q
period 2002-09-30
OGLEBAY NORTON CO /OHIO/
filed 2002-11-14
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002 Commission File number 000-25651

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

Yes ☒                                                                  No ☐

Common shares outstanding at November 14, 2002:	4,978,051

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION	Page Number

Item 1
Condensed Consolidated Statement of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2002 and 2001	3

Condensed Consolidated Balance Sheet (Unaudited) - September 30, 2002 and December 31, 2001	4

Condensed Consolidated Statement of Cash Flows (Unaudited) - Nine Months Ended September 30, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements	6-14
Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-27
Item 3
Quantitative and Qualitative Disclosures About Market Risk	28
Item 4
Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1
Legal Proceedings	30
Item 2
Changes in Securities and Use of Proceeds	30
Item 3
Defaults upon Senior Securities	30
Item 4
Submission of Matters to a Vote of Security Holders	30
Item 5
Other Information	30
Item 6
Exhibits and Reports on Form 8-K	30

SIGNATURES AND CERTIFICATIONS	31-33

Part I. Item 1. FINANCIAL INFORMATION
OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
NET SALES AND OPERATING REVENUES	$123,653	$120,107	$298,600	$305,386

COSTS AND EXPENSES
Cost of goods sold and operating expenses	89,745	89,254	215,874	225,335
Depreciation, depletion and amortization	10,562	10,572	24,934	26,327
General, administrative and selling expenses	8,889	9,741	26,331	26,239
Provision for restructuring and early retirement programs	-0-	-0-	-0-	4,123

	109,196	109,567	267,139	282,024

OPERATING INCOME	14,457	10,540	31,461	23,362
(Loss) gain on disposition of assets	(17)	25	55	139
Interest expense	(10,618)	(9,988)	(31,109)	(30,281)
Other expense, net	(313)	(203)	(739)	(6,092)

INCOME (LOSS) BEFORE INCOME TAXES	3,509	374	(332)	(12,872)

INCOME TAXES (BENEFIT)	1,494	147	(406)	(5,020)

NET INCOME (LOSS)	$2,015	$227	$74	$(7,852)

NET INCOME (LOSS) PER SHARE—BASIC AND ASSUMING DILUTION	$0.40	$0.05	$0.01	$(1.57)

DIVIDENDS PER SHARE OF COMMON STOCK	$-0-	$0.20	$-0-	$0.60

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

ASSETS
	(UNAUDITED)
	September 30 2002	December 31 2001
CURRENT ASSETS
Cash and cash equivalents	$-0-	$2,307
Accounts receivable, net of reserve for doubtful accounts (2002 - $3,977; 2001 - $3,600)	64,920	46,477
Inventories
Raw materials and finished products	36,594	34,578
Operating supplies	14,333	14,018

	50,927	48,596

Deferred income taxes	4,948	5,236
Prepaid expenses	13,543	6,565

TOTAL CURRENT ASSETS	134,338	109,181

PROPERTY AND EQUIPMENT	729,171	716,301
Less allowances for depreciation, depletion and amortization	290,001	266,702

	439,170	449,599

GOODWILL, net of accumulated amortization ($11,093 in 2002 and 2001)	73,044	73,044

PREPAID PENSION COSTS	37,581	36,451

OTHER ASSETS	12,132	11,874

TOTAL ASSETS	$696,265	$680,149

LIABILITIES AND STOCKHOLDERS' EQUITY
	(UNAUDITED)
	September 30 2002	December 31 2001
CURRENT LIABILITIES
Current portion of long-term debt	$2,499	$2,353
Accounts payable	21,064	20,828
Payrolls and other accrued compensation	7,325	7,312
Accrued expenses	13,754	15,302
Accrued interest expense	7,808	10,353
Income taxes payable	6,055	6,055

TOTAL CURRENT LIABILITIES	58,505	62,203

LONG-TERM DEBT, less current portion	402,808	386,420
POSTRETIREMENT BENEFITS OBLIGATIONS	47,588	45,746
OTHER LONG-TERM LIABILITIES	30,185	34,587
DEFERRED INCOME TAXES	34,275	29,195

STOCKHOLDERS' EQUITY
Common stock, par value $1 per share, authorized 30,000 shares; issued 7,253	7,253	7,253
Additional capital	9,664	9,460
Retained earnings	145,949	145,875
Accumulated other comprehensive loss	(8,749)	(9,321)

	154,117	153,267
Treasury stock, at cost - 2,275 and 2,279 shares at respective dates	(31,213)	(31,269)

TOTAL STOCKHOLDERS’ EQUITY	122,904	121,998

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$696,265	$680,149

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

(UNAUDITED)

	Nine Months Ended September 30
	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$74	$(7,852)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation, depletion and amortization	24,934	26,327
Deferred vessel costs	(2,770)	(2,756)
Deferred winter maintenance costs	(3,095)	(3,060)
Income tax refund	6,342	-0-
Deferred income taxes	(974)	(11,075)
Restructuring and early retirement programs	(1,871)	4,123
Provision for notes and trade receivables	377	4,023
Gain on disposition of assets	(55)	(139)
(Increase) decrease in prepaid pension costs	(1,130)	1,562
Increase in accounts receivable	(18,820)	(14,171)
(Increase) decrease in inventories	(2,331)	53
Increase in accounts payable	236	4,250
Increase (decrease) in payrolls and other accrued compensation	13	(902)
Increase (decrease) in accrued expenses	194	(1,710)
Decrease in accrued interest	(2,545)	(2,362)
Increase in income taxes payable	-0-	1,531
Other operating activities	(3,082)	2,347

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(4,503)	189

INVESTING ACTIVITIES
Capital expenditures	(15,060)	(22,525)
Proceeds from the disposition of assets	850	269

NET CASH USED FOR INVESTING ACTIVITIES	(14,210)	(22,256)

FINANCING ACTIVITIES
Repayments on long-term debt	(109,923)	(134,580)
Additional long-term debt	126,457	159,155
Financing costs	(128)	(614)
Payments of dividends	-0-	(1,988)

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,406	21,973

Effect of exchange rate changes on cash and cash equivalents	-0-	94

Decrease in cash and cash equivalents	(2,307)	-0-

CASH AND CASH EQUIVALENTS, JANUARY 1	2,307	-0-

CASH AND CASH EQUIVALENTS, SEPTEMBER 30	$-0-	$-0-

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

The Condensed Consolidated Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K, the Condensed Consolidated Financial Statements and notes thereto included in the Company’s June 30, 2002 Form 10-Q and the Condensed Consolidated Financial Statements and notes thereto included in the Company’s March 31, 2002 Form 10-Q.

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

The Company utilizes certain tax preference deductions afforded by law to mining companies. Although the amount of these deductions is materially consistent from year to year, these permanent book/tax differences can cause significant fluctuations in the Company’s effective tax rate based upon the level of pre-tax book income or loss. In addition, during the third quarter of 2002, the Company reached a favorable settlement on the audit of its 1998 federal income tax return. Income tax expense in the third quarter of 2002 has been reduced accordingly.

3.
On October 25, 2002, the Company executed a $75,000,000 Senior Secured Notes transaction and amended its $207,000,000 Senior Credit Facility and $118,000,000 Term Loan. Proceeds from the Notes transaction were used to permanently reduce the Senior Credit Facility to $147,000,000. The amendments extend the maturity date of the Senior Credit Facility and Term Loan from April 3, 2003 to October 31, 2004. In addition, the amendments increase the applicable margin charged the Company on its LIBOR based interest rate by 50 basis points and establish less restrictive quarterly covenant levels, effective for the September 30, 2002 measurement date. The most restrictive of the amended covenants require the Company to maintain a (1) minimum level of earnings before interest, taxes, depreciation and amortization (EBITDA), (2) maximum leverage ratio, (3) minimum cash flow coverage ratio and (4) minimum interest coverage ratio and also limit capital expenditures and prohibit the payment of dividends by the Company. The Company is in compliance with the amended covenants at September 30, 2002.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The $75,000,000 Senior Secured Notes mature on October 25, 2008, with scheduled amortization in 2007 and 2008 (50% of original principal in each year). Interest on the notes includes a 13% per annum cash payment, payable quarterly, and a 5% per annum payment-in-kind. The Senior Secured Notes contain financial covenants that, though similar in nature, are less restrictive than those of the Senior Credit Facility and Term Loan.

Both the Senior Credit Facility and Term Loan are secured by liens senior to the liens securing the Senior Secured Notes. The Senior Credit Facility, the Term Loan and the Senior Secured Notes are senior to the Company’s $100,000,000 Senior Subordinated Notes, which mature in 2009 and have a fixed interest rate of 10%.

4.
The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires companies to recognize all derivative instruments on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company’s Senior Credit Facility requires interest rate protection on fifty-percent of the Company’s senior secured debt. The Company entered into interest rate swap agreements with notional amounts aggregating to $220,000,000 that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense.

Upon adoption of SFAS No. 133, the Company recorded the effective portion of the hedging instruments to other comprehensive loss, a component of stockholders’ equity, totaling $3,825,000 (net of income taxes of $2,445,000).

On January 1, 2001, interest rate swaps with a notional amount of $50,000,000 were designated in cash flow hedge relationships in accordance with SFAS No. 133. The remaining interest rate swaps with a notional amount of $170,000,000 did not qualify as hedging instruments. The amount of the transition adjustment recorded in other comprehensive loss related to the swaps that were not designated in a hedge relationship totaled $2,820,000 (net of income taxes of $1,803,000) and is being amortized to interest expense over the life of the derivative instruments, which is ten quarters. The charge to interest expense for the three and nine month periods ended September 30, 2002 and 2001 that related to the amortization of these derivatives was $462,000 pretax (or $0.06 per share after tax, assuming dilution) and $1,387,000 pretax (or $0.18 per share after tax, assuming dilution), respectively.

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At September 30, 2002, the Company’s derivatives have maturities ranging from April 3, 2003 through June 30, 2004. The Company includes the liability for these derivative instruments in Other Long-Term Liabilities on the Company’s Condensed Consolidated Balance Sheet. The liability for these derivatives was $12,016,000 at September 30, 2002.

When using interest rate swap agreements, the intermediaries to such agreements expose the Company to the risk of nonperformance, though such risk is not considered likely under the circumstances. The Company does not hold or issue financial instruments for trading purposes.

5.	The following summarizes the provision for restructuring and voluntary early retirement recorded in 2001 and the remaining reserve balance at September 30, 2002 (in thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total
2001 Charge	$7,261	$6,434	$2,373	$16,068
Amounts utilized in 2001	(4,288)	(6,434)		(10,722)
Cash paid in 2001	(410)		(93)	(503)

Remaining reserve at December 31, 2001	2,563	-0-	2,280	4,843
Cash paid during 2002	(1,262)	-0-	(609)	(1,871)

Remaining reserve at September 30, 2002	$1,301	$-0-	$1,671	$2,972

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

6.
Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, were approved by the Financial Accounting Standards Board in June 2001. SFAS No. 141, which was adopted by the Company in the second half of 2001, eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach, reviewed at least annually for impairment. A two-step impairment test is used to first identify potential goodwill impairment and then to measure the amount of goodwill impairment, if any. The Company adopted the provisions of SFAS No. 142 in the first half of 2002 and completed transitional goodwill impairment tests, finding that goodwill was not impaired at January 1, 2002.

In accordance with SFAS No. 142, goodwill amortization was discontinued at January 1, 2002. The following table adjusts reported income (loss) from continuing operations for the three and nine month periods ended September 30, 2002 and 2001 and the related diluted per share amounts to exclude goodwill amortization (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net income (loss), as reported	$2,015	$227	$74	$(7,852)
Goodwill amortization, net of taxes	-0-	475	-0-	1,408

Net income (loss), as adjusted	$2,015	$702	$74	$(6,444)

Net income (loss) per share, as reported—assuming dilution	$0.40	$0.05	$0.01	$(1.57)
Goodwill amortization, net of taxes	-0-	0.09	-0-	0.28

Net income (loss) per share, as adjusted—assuming dilution	$0.40	$0.14	$0.01	$(1.29)

The Company has no other significant intangible assets.

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

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 eliminates the requirement to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt shall be reported in operations, unless the extinguishment qualifies as an extraordinary item under Accounting Practice Bulletin Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also requires that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. The Company is required to adopt SFAS No. 145 at January 1, 2003 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Issue No. 94-3).” The fundamental difference between SFAS No. 146 and Issue No. 94-3 relates to the requirements for recognition of a liability for exit or disposal costs. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company is required to adopt SFAS No. 146 at January 1, 2003 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	The following table sets forth the reconciliation of the Company’s net income (loss) to its comprehensive income (loss)—in thousands:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net income (loss)	$2,015	$227	$74	$(7,852)
Other comprehensive income (loss):
Derivative instruments:
Cumulative effect of change in accounting for derivatives, net of taxes	-0-	-0-	-0-	(3,825)
Loss on derivatives, net of taxes	(1,537)	(5,177)	(3,892)	(6,246)
Reclassification adjustments to earnings, net of taxes	1,608	1,290	4,527	2,556

Total derivative instruments	71	(3,887)	635	(7,515)
Foreign currency translation adjustments	-0-	-0-	-0-	94

Comprehensive income (loss)	$2,086	$(3,660)	$709	$(15,273)

8.	The calculation of net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net income (loss) per share—basic:
Net income (loss)	$2,015	$227	$74	$(7,852)

Average number of shares outstanding	5,029	5,000	5,022	4,995

Net income (loss) per share—basic	$0.40	$0.05	$0.01	$(1.57)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net income (loss) per share—assuming dilution:
Net income (loss)	$2,015	$227	$74	$(7,852)

Average number of shares outstanding	5,029	5,000	5,022	4,995
Dilutive effect of stock plans	-0-	6	-0-	-0-

Adjusted number of shares outstanding	5,029	5,006	5,022	4,995

Net income (loss) per share—assuming dilution	$0.40	$0.05	$0.01	$(1.57)

For the nine months ended September 30, 2001, 21,000 common shares issuable under stock option plans that could dilute basic earnings per share in the future were not included in earnings per share because to do so would have resulted in anti-dilution.

9.
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

Through a direct sales force, the Company serves customers in a wide range of industries, including building materials, energy, environmental and industrial / specialty. The composition of the segments and measure of segment profitability is consistent with the segment reporting structure used by the Company’s management to evaluate the operating performance of the Company’s businesses.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the operating segment information as of and for the three months ended September 30, 2002 and 2001 (in thousands):

	Great Lakes Minerals	Global Stone	Performance Minerals	Total Operating Segments	Corporate And Other	Consolidated
2002
Identifiable assets	$277,001	$273,275	$93,505	$643,781	$52,484	$696,265
Depreciation, depletion and amortization expense	10,466	9,432	4,975	24,873	61	24,934
Capital expenditures	5,743	6,577	2,384	14,704	356	15,060
Net sales and operating revenues	$107,777	$125,915	$67,615	$301,307	$(2,707)	$298,600
Operating income (loss)	$14,942	$13,596	$11,182	$39,720	$(8,259)	$31,461
(Loss) gain on disposition of assets	(28)	137	(54)	55		55
Interest expense					(31,109)	(31,109)
Other expense, net					(739)	(739)

Income (loss) before income taxes	$14,914	$13,733	$11,128	$39,775	$(40,107)	$(332)

2001
Identifiable assets	$274,262	$276,933	$106,146	$657,341	$53,220	$710,561
Depreciation, depletion and amortization expense	9,780	10,922	5,567	26,269	58	26,327
Capital expenditures	4,627	8,596	9,302	22,525		22,525
Net sales and operating revenues	$108,956	$120,758	$77,758	$307,472	$(2,086)	$305,386
Operating income (loss)	$11,784	$10,363	$11,236	$33,383	$(10,021)	$23,362
Gain on disposition of assets	6	5	101	112	27	139
Interest expense					(30,281)	(30,281)
Other expense, net					(6,092)	(6,092)

Income (loss) before income taxes	$11,790	$10,368	$11,337	$33,495	$(46,367)	$(12,872)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the operating segment information as of and for the nine months ended September 30, 2002 and 2001 (in thousands):

	Great Lakes Minerals	Global Stone	Performance Minerals	Total Operating Segments	Corporate And Other	Consolidated
2002
Identifiable assets	$277,001	$273,275	$93,505	$643,781	$52,484	$696,265
Depreciation, depletion and amortization expense	5,618	3,233	1,686	10,537	25	10,562
Capital expenditures	185	2,236	1,097	3,518	311	3,829
Net sales and operating revenues	$58,508	$43,076	$23,164	$124,748	$(1,095)	$123,653
Operating income (loss)	$8,482	$4,490	$3,951	$16,923	$(2,466)	$14,457
(Loss) gain on disposition of assets	(24)		7	(17)		(17)
Interest expense					(10,618)	(10,618)
Other expense, net					(313)	(313)

Income (loss) before income taxes	$8,458	$4,490	$3,958	$16,906	$(13,397)	$3,509

2001
Identifiable assets	$274,262	$276,933	$106,146	$657,341	$53,220	$710,561
Depreciation, depletion and amortization expense	4,901	3,756	1,895	10,552	20	10,572
Capital expenditures	70	1,487	2,003	3,560		3,560
Net sales and operating revenues	$54,256	$40,343	$26,742	$121,341	$(1,234)	$120,107
Operating income (loss)	$6,614	$2,580	$3,855	$13,049	$(2,509)	$10,540
Gain on disposition of assets	15	3		18	7	25
Interest expense					(9,988)	(9,988)
Other expense, net					(203)	(203)

Income (loss) before income taxes	$6,629	$2,583	$3,855	$13,067	$(12,693)	$374

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain statements concerning certain trends and other forward-looking information within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) weather conditions, particularly in the Great Lakes region, and/or water levels; (2) fluctuations in energy, fuel and oil prices; (3) fluctuations in integrated steel production in the Great Lakes region; (4) fluctuations in Great Lakes and Mid-Atlantic construction activity; (5) a change in economic conditions or population growth rates in southern California; (6) the outcome of negotiations of labor agreements; (7) the loss, insolvency or bankruptcy of major customers or insurers; (8) changes in environmental laws and (9) an increase in the number and cost of asbestos and silica product liability claims filed against the Company and its subsidiaries and determinations by a court or jury against the Company’s interest. Fluctuations in oil prices have both a positive and negative impact on the Company. High oil prices generally result in more drilling activity, positively impacting the Company’s Performance Minerals business segment, while at the same time increasing the operating costs of the Company’s vehicles, vessels and processing plants. Some of the Company’s customers have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Management does not expect the aggregate effect of these reorganizations to have a material impact on the Company’s financial condition.

Management’s discussion and analysis of its financial condition and results of operation are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On a continual basis, the Company evaluates its estimates, including those related to accounts receivable reserves, inventories, intangible assets, impairment and useful lives of long-lived assets, pensions and other postretirement benefits and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Due to the seasonal nature of certain aspects of the Company’s business, the operating results and cash flows for the first nine months of the year are not necessarily indicative of the results to be expected for the full year.

The Company utilizes certain tax preference deductions afforded by law to mining companies. Although the amount of these deductions is materially consistent from year to year, these permanent book/tax differences can cause significant fluctuations in the Company’s effective tax rate based upon the level of pre-tax book income or loss. In addition, during the third quarter of 2002, the Company reached a favorable settlement on the audit of its 1998 federal income tax return. Income tax expense in the third quarter of 2002 has been reduced accordingly.

FINANCIAL CONDITION

The Company’s operating activities used cash of $4,503,000 in the first nine months of 2002 compared with operating activities which provided cash of $189,000 in the same period in 2001. The increased use of cash is primarily the result of lower cash generation from accounts receivable collections because of lower sales during the first nine months of 2002 and a lower accounts receivable balance at year-end 2001 compared with year-end 2000. Payments of employee severance and other exit costs related to the fourth quarter 2001 restructuring also contributed to the increased use of cash during the first nine months of 2002. These increased uses of cash were partially offset by smaller bonus payments made in 2002 compared with 2001 and the receipt of a tax refund of $6,342,000 from the Internal Revenue Service in the second quarter of 2002. This refund was the result of a recent change in tax law by Congress which allows corporations to carry back certain tax losses five years. The operating results of the Company’s business segments are discussed in more detail under “RESULTS OF OPERATIONS.”

Capital expenditures are $15,060,000 for the first nine months of 2002 compared with $22,525,000 for the same period in 2001. Expenditures for replacement of existing equipment total approximately $9,016,000. Expansion projects received funding of $2,862,000, with the balance of $3,182,000 allocated to the quarries. Capital expenditures during the first nine months of 2002 decreased $7,465,000, or 33%, as compared to the same time period in 2001 primarily as a result of planned cost reductions by the Company. Full-year capital expenditures for 2002 are expected to approximate $20,000,000, as compared to actual capital expenditures of $26,875,000 in 2001.

In the first nine months of 2002 the Company’s additional borrowings exceeded debt repayments by $16,534,000 compared with the first nine months of 2001 in which additional borrowings exceeded debt repayments by $24,575,000. Additional borrowings exceeded debt payments in both years primarily because of the seasonal nature of many of the Company’s businesses. In particular, winter work for the Great Lakes Minerals segment and replacement capital expenditures generally occur during the first half of the fiscal year. Moreover, working capital investment increases during the year as business activity increases. The decrease in net borrowings in 2002 as compared with 2001 is primarily the result of lower capital expenditures and receipt of a tax refund during the second quarter of 2002.

The Company did not declare a dividend in the first nine months of 2002. The Company’s 2001 and 2002 amendments to its financial covenants on its Senior Credit Facility and Term Loan prohibit the payment of dividends. The Company declared dividends of $0.60 per share and paid dividends totaling $1,988,000 in the first nine months of 2001. Due to the timing of dividend payment dates, the third quarter 2001 declared dividend of $0.20 per share, or $995,000, was made during the fourth quarter of 2001.

FINANCIAL CONDITION (CONTINUED)

On October 25, 2002, the Company executed a $75,000,000 Senior Secured Notes transaction and amended its $207,000,000 Senior Credit Facility and $118,000,000 Term Loan. Proceeds from the Notes transaction were used to permanently reduce the Senior Credit Facility to $147,000,000. The amendments extend the maturity date of the Senior Credit Facility and Term Loan from April 3, 2003 to October 31, 2004. In addition, the amendments increase the applicable margin charged the Company on its LIBOR based interest rate by 50 basis points and establish less restrictive quarterly covenant levels, effective for the September 30, 2002 measurement date. The most restrictive of the amended covenants require the Company to maintain a (1) minimum level of earnings before interest, taxes, depreciation and amortization (EBITDA), (2) maximum leverage ratio, (3) minimum cash flow coverage ratio and (4) minimum interest coverage ratio and also limit capital expenditures and prohibit the payment of dividends by the Company. The Company is in compliance with the amended covenants at September 30, 2002.

The $75,000,000 Senior Secured Notes mature on October 25, 2008, with scheduled amortization in 2007 and 2008 (50% of original principal in each year). Interest on the notes includes a 13% per annum cash payment, payable quarterly, and a 5% per annum payment-in-kind. The Senior Secured Notes contain financial covenants that, though similar in nature, are less restrictive than those of the Senior Credit Facility and Term Loan.

Both the Senior Credit Facility and Term Loan are secured by liens senior to the liens securing the Senior Secured Notes. The Senior Credit Facility, the Term Loan and the Senior Secured Notes are senior to the Company’s $100,000,000 Senior Subordinated Notes, which mature in 2009 and have a fixed interest rate of 10%.

At September 30, 2002, the Company has $22,898,000 available for use on the amended Senior Credit Facility. The related interest rate at September 30, 2002 approximates 6.1%. Anticipated cash flows from operations and current financial resources are expected to meet the Company’s needs throughout the remainder of 2002 and 2003.

Several of the Company’s subsidiaries have been and continue to be named as defendants in a large number of cases relating to the exposure of people to asbestos and silica. The plaintiffs in the cases generally seek compensatory and punitive damages of unspecified sums based upon common law or statutory product liability claims. The Company believes that these asbestos and silica product liability claims are covered by multiple layers of insurance from multiple providers. Although some of the insurers in the group are currently insolvent, and it is possible that others may become insolvent in the future, the Company believes that its need to directly fund any claim payment would be limited and not material to the Company.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2001

The Company’s net sales and operating revenues of $298,600,000 in the first nine months of 2002 are 2% lower than net sales and operating revenues of $305,386,000 for the same period in 2001. The Company reports operating income in the first nine months of 2002 of $31,461,000 compared with $23,362,000 for the same period in 2001. The Company reports net income of $74,000 ($0.01 per share, assuming dilution) for the nine months ended September 30, 2002 compared with a net loss of $7,852,000 ($1.57 per share, assuming dilution) for the same period in 2001. The decrease in net sales and operating revenues is primarily attributable to lower demand for fracturing sands, the closure of three operating locations as part of the fourth quarter 2001 restructuring and lower demand for filtration sands, recreational sands and building materials in the Performance Minerals segment; lower demand for fillers from the carpet and flooring markets, lower aggregate sales in the Chemstone and Winchester regional markets and lower lime sales in the Oklahoma regional market in the Global Stone segment; and the loss

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2001

of winter shuttle business related to the bankruptcy of a customer and fewer sailing days in the Great Lakes Minerals segment. These decreases to net sales and operating revenues are partially offset by increased demand for roofing fillers out of the Company’s James River and Portage facilities, increased demand for lawn and garden products, increased volume to the steel industry from the Company’s Chemstone and Winchester facilities and Great Lakes Minerals selling a higher percentage of its limestone at a delivered price, including freight.

The $8,099,000 increase in operating income in the first nine months of 2002 compared with the first nine months of 2001 is primarily attributable to a $4,123,000 first quarter 2001 charge related to the voluntary early retirement program and restructuring, benefits from the pooling agreement with American Steamship Company and the elimination of goodwill amortization ($2,168,000 expensed in the first nine months of 2001). The $7,926,000 increase in net income in the first nine months of 2002 was primarily the result of increased operating income and first quarter 2001 special charges to establish a reserve against an unsecured note receivable and to adopt Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Including the $4,123,000 charge related to the voluntary early retirement program and restructuring, first quarter 2001 special charges totaled $10,571,000 (or $1.29 per share net loss, assuming dilution).

Operating results of the Company’s business segments for the nine months ended September 30, 2002 and 2001 are discussed below.

Great Lakes Minerals

Net sales and operating revenues for the Company’s Great Lakes Minerals segment decreased $1,179,000, or 1%, to $107,777,000 for the first nine months of 2002 from $108,956,000 for the first nine months of 2001. The lower amount of revenues is due primarily to the timing of the start of the shipping season on the Great Lakes resulting in fewer sailing days in 2002 as compared to 2001. Additionally, the Company had historically provided winter shuttle service of iron ore to a major metallurgical customer, who is currently in bankruptcy and not operating. These decreases in net sales and operating revenues were partially offset by the segment selling a higher percentage of its limestone at a delivered price, including freight.

Cost of goods sold and operating expenses for the Great Lakes Minerals segment are $75,857,000 for the nine months ended September 30, 2002 compared with $80,500,000 for the same period in 2001, a decrease of 6%. Cost of goods sold and operating expenses as a percentage of net sales and operating revenues are 70% in the first nine months of 2002 and 74% in the same period of 2001. The decrease in cost of goods sold and operating expenses as a percentage of net sales and operating revenues results from efficiencies derived from the pooling agreement with American Steamship Company, a reduction in the vessel work force by 25 employees, cost-containment measures during the winter work maintenance programs, higher water levels as compared to 2001 and lower costs associated with bringing the vessels into port in January at the end of the sailing season.

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2001

Great Lakes Minerals (continued)

The segment has operating income of $14,942,000 in the first nine months of 2002 compared with operating income of $11,784,000 in the first nine months of 2001. The improvement in operating income is primarily the result of the decrease in cost of goods sold and operating expenses as a percentage of net sales and operating revenues described above.

Despite the Company’s expectation that net sales and operating revenues for 2002 will be similar to 2001, the Company is optimistic that the Great Lakes Minerals segment will continue to realize operating income improvement in 2002 due to the following: the vessel pooling arrangement which should provide more cost effective utilization of vessels, cargoes and routes, 2002 water levels are higher compared with 2001 resulting in greater shipping tonnage per trip and fewer lost revenues from customer bankruptcies.

Global Stone

Net sales for the Company’s Global Stone segment are $125,915,000 for the nine months ended September 30, 2002 compared with $120,758,000 in the same period of 2001, a 4% increase. The segment is benefiting from increased demand for roofing fillers out of the segment’s James River and Portage facilities, increased demand for lawn and garden products, the addition of an aggregates line at the segment’s James River facility, increased volume to the steel industry from the segment’s Chemstone and Winchester facilities and capacity increases at the segment’s Portage facility. These increases to net sales are partially offset by lower volume to the carpet and flooring industries, decreased lime sales in the Oklahoma regional market and decreased aggregate sales in the Chemstone and Winchester regional markets. The Company expects Global Stone revenues for the year to increase slightly as compared to 2001.

Cost of goods sold for the Global Stone segment increased 4% to $95,077,000 in the nine months ended September 30, 2002 from $91,685,000 in the nine months ended September 30, 2001. The percentage increase in cost of goods sold is consistent with the percentage increase in net sales. Cost of goods sold as a percentage of net sales is 76% in the first nine months of both 2002 and 2001.

The segment contributes $13,596,000 to operating income in the nine months ended September 30, 2002 compared with $10,363,000 in the same period of 2001. The $3,233,000, or 31%, increase in operating income in the first nine months of 2002 is primarily the result of increased sales, lower general and administrative expenses resulting from the fourth quarter 2001 restructuring and the elimination of goodwill amortization. The Company is optimistic that it will be able to continue to realize increased sales, increased operating income and the benefits from the restructuring throughout the remainder of 2002.

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2001

Performance Minerals

Net sales for the Company’s Performance Minerals segment are $67,615,000 for the nine months ended September 30, 2002, down 13% from $77,758,000 for the same period of 2001. The decrease in net sales is primarily attributable to lower demand for fracturing sands, the closure of three operating locations as part of the fourth quarter 2001 restructuring and lower demand for filtration sands, recreational sands and building materials.

Cost of goods sold for the Performance Minerals segment totals $47,551,000 for the first nine months of 2002, or 14% lower than the $55,147,000 in the same period of 2001. Cost of goods sold as a percentage of net sales is 70% and 71% for the first nine months of 2002 and 2001, respectively. Cost of goods sold as a percentage of net sales decreased during 2002 due to the benefits of closing three lower-margin operations as part of the fourth quarter 2001 restructuring.

Operating income for the Performance Minerals segment is $11,182,000 for the first nine months of 2002 compared with $11,236,000 for the same period of 2001. The operating income decrease of $54,000 is the result of the effects of reduced sales volume almost fully offset by lower general and administrative expenses resulting from the closure of an administrative office as part of the fourth quarter 2001 restructuring and the elimination of goodwill amortization.

The Company expects lower demand for fracturing sands, building materials, recreational sands and filtration sands to continue for the remainder of 2002. Operating income is expected to remain similar to 2001, as the cost savings from the closing of this segment’s administrative office in the fourth quarter of 2001 and cost control measures implemented by the segment will help offset the reduced demand.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense decreased 5% to $24,934,000 for the nine months ended September 30, 2002 compared with $26,327,000 for the same period of 2001. This decrease in depreciation, depletion and amortization is primarily attributable to the elimination of goodwill amortization ($2,168,000 expensed in first nine months of 2001) due to the adoption of SFAS No. 142. Depreciation, depletion and amortization was 8% of total revenues in 2002 and 9% of total revenues in 2001.

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2001

General, Administrative and Selling Expenses

Total general, administrative and selling expenses are $26,331,000 for the first nine months of 2002 compared with $26,239,000 for the first nine months of 2001, an increase of $92,000. The percentage of general, administrative and selling expenses to total net sales and operating revenues is 9% for the first nine months of 2002 and 2001. The Company is benefiting from lower selling, general and administrative expenses at the segment level as a result of closing two subsidiary offices during the 2001 fourth quarter restructuring. These benefits have offset increased selling, general and administrative expenses at the Corporate level due to increasing costs to fund retirements, primarily as a result of a reduction in pension income, and by expenses related to the previously announced succession plans. Although some of the costs related to succession are non-recurring in nature, it is likely that the retirement costs and Corporate overhead costs will continue to exceed 2001 totals. The Company, however, is expecting to continue to experience lower general and administrative expenses at the segment level to offset these increases.

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

For further discussion on the restructuring and early retirement program from both the first and fourth quarter of 2001, please refer to Footnote 5 of the Condensed Consolidated Financial Statements.

Other

Interest expense increased 3% to $31,109,000 in the first nine months of 2002 compared with $30,281,000 for the same period of 2001. The increase in interest expense is principally the result of the amortization of fees associated with the 2001 bank amendments. Amortized financing fees total $2,227,000 in the first nine months of 2002 compared with $1,393,000 in the first nine months of 2001. Despite higher levels of bank debt in the first nine months of 2002, the Company is benefiting from lower interest rates on bank debt as 2002 year-to-date interest expense on bank debt is $21,281,000 as compared with $25,236,000 in the same period of 2001. However, the Company hedges its exposure to interest rate fluctuations on a majority of its Senior Credit Facility and Term Loan debt, 77% and 78% at September 30, 2002 and 2001, respectively. Interest expense on hedges is $7,408,000 in the first nine months of 2002 compared with $3,346,000 in the first nine months of 2001. The remainder of interest expense is related to capital leases and notes payable. Interest paid during the first nine months of 2002 and 2001 is $32,156,000 and $30,906,000, respectively.

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2001

Other (Continued)

As a result of adopting SFAS No. 133, the Company recorded a charge of $2,948,000, included in Other Expense, relating to the required mark-to-market of the Company’s interest rate swap agreements in the first quarter of 2001. The Company’s derivative agreements were restructured at the end of the first quarter of 2001 to meet the requirements of effective cash flow hedge agreements, where charges are recognized as interest expense in the income statement when the hedged transaction affects earnings. Therefore, charges to Other Expense representing ineffectiveness of the Company’s interest rate swaps have not been material since the derivative agreements were restructured.

The Company recorded a non-cash charge of $3,500,000 in the first quarter of 2001, included in Other Expense, to establish a reserve against an unsecured note receivable arising from the 1998 sale of a discontinued, steel-related business. The Company deemed this reserve necessary primarily because of the uncertain financial condition of the buyer and the buyer’s customer base, including Chapter 11 bankruptcy filings of several of the buyer’s major customers. The Company fully reserved for this unsecured note receivable in the fourth quarter of 2001, which represented an additional charge of $803,000. The buyer is currently in default on the note.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2001

The Company’s net sales and operating revenues of $123,653,000 in the third quarter of 2002 are 3% higher than net sales and operating revenues of $120,107,000 for the same quarter in 2001. The Company reports operating income of $14,457,000 for the third quarter of 2002 compared with $10,540,000 for the same period in 2001. Net income for the third quarter of 2002 is $2,015,000 ($0.40 per share, assuming dilution) compared with net income of $227,000 ($0.05 per share, assuming dilution) for the same period in 2001. The increase in net sales and operating revenues in the third quarter of 2002 is attributable to increased demand for roofing fillers out of the Company’s James River and Portage facilities, increased demand for lawn and garden products, increased volume to the steel industry on the Great Lakes and from the Company’s Chemstone and Winchester facilities and Great Lakes Minerals selling a higher percentage of its limestone at a delivered price, including freight. These increases to the quarter’s net sales and operating revenues were partially offset by lower demand for fracturing and filtration sands, lower demand for sands in the building materials market, the closure of three operating locations as part of the fourth quarter 2001 restructuring, lower demand for fillers from the carpet and flooring markets, lower lime sales in the Oklahoma regional market and lower aggregate sales in the Chemstone and Winchester regional markets.

The $3,917,000, or 37%, increase in operating income in the third quarter of 2002 compared with the third quarter of 2001 is primarily attributable to increased sales, the benefits of the pooling agreement with American Steamship Company, the 2001 restructuring activities and the elimination of goodwill amortization. The $1,788,000 improvement in net income in the third quarter of 2002 as compared to 2001 is the result of increased operating income partially offset by an increase in interest expense.

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2001

Operating results of the Company’s business segments for the three months ended September 30, 2002 and 2001 are discussed below.

Great Lakes Minerals

Net sales and operating revenues for the Company’s Great Lakes Minerals segment increased $4,252,000, or 8%, to $58,508,000 for the third quarter of 2002 from $54,256,000 for the third quarter of 2001. The increase in net sales and operating revenues is primarily the result of the segment selling a higher percentage of its limestone at a delivered price, including freight. In addition, the segment has benefited from continued growth in volume from a major metallurgical customer on the Great Lakes.

Cost of goods sold and operating expenses for the Great Lakes Minerals segment are $41,849,000 for the three months ended September 30, 2002 compared with $40,235,000 for the same period in 2001, an increase of 4%. Cost of goods sold and operating expenses as a percentage of net sales and operating revenues were 72% in the third quarter of 2002 and 74% in the same quarter of 2001. The decrease in cost of goods sold and operating expenses as a percentage of net sales and operating revenues results from efficiencies derived from the pooling agreement with American Steamship Company, a reduction in the vessel work force by 25 employees and higher water levels resulting in greater shipping tonnage per trip, partially offset by increased fuel charges and higher depreciation expense during the quarter as a result of a later start to the sailing season.

Operating income for the third quarter of 2002 is $8,482,000 as compared with operating income of $6,614,000 for the third quarter of 2001. The $1,868,000, or 28%, improvement in operating income is primarily due to the increase in net sales and operating revenues and decrease in cost of goods sold and operating expenses as a percentage of net sales and operating revenues described above.

Global Stone

Net sales for the Company’s Global Stone segment increased $2,733,000, or 7%, to $43,076,000 for the three months ended September 30, 2002 from $40,343,000 in the same period of 2001. The segment is benefiting from increased demand for roofing fillers out of the segment’s James River and Portage facilities, increased demand for lawn and garden products, the addition of an aggregates line at the segment’s James River facility, increased volume to the steel industry from the segment’s Chemstone and Winchester facilities and capacity increases at the segment’s Portage facility. These increases to net sales are partially offset by lower volume into the carpet and flooring industries, decreased lime sales in the Oklahoma regional market and decreased aggregate sales in the Chemstone and Winchester regional markets.

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2001

Global Stone (Continued)

Cost of goods sold for the Global Stone segment totaled $32,681,000 during the three months ended September 30, 2002 compared with $31,058,000 in the three months ended September 30, 2001, an increase of 5%. Cost of goods sold as a percentage of net sales is 76% and 77% in the third quarter of 2002 and 2001, respectively. The improvement in cost of goods sold as a percentage of net sales is attributed to cost control measures implemented by the segment.

The segment contributes $4,490,000 to operating income for the three months ended September 30, 2002 compared with $2,580,000 in the same period of 2001. The $1,910,000 increase in operating income in the third quarter of 2002 is attributable to the increase in net sales and decrease in cost of goods sold as a percentage of net sales described above, closure of this segment’s administrative office as part of the fourth quarter 2001 restructuring and the cessation of goodwill amortization.

Performance Minerals

Net sales for the Company’s Performance Minerals segment are $23,164,000 for the third quarter of 2002, down 13% from $26,742,000 for the same quarter of 2001. The decrease in net sales is primarily attributable to lower demand for fracturing sands, the closure of three operating locations as part of the fourth quarter 2001 restructuring and lower demand for filtration sands and building materials.

Cost of goods sold for the Performance Minerals segment is $16,205,000 for the third quarter of 2002, which is 15% lower than the $19,148,000 in the same quarter of 2001. Cost of goods sold as a percentage of net sales is 70% and 72% for the third quarter of 2002 and 2001, respectively. The decrease in cost of goods sold as a percentage of net sales for the quarter is primarily due to the benefits of closing three lower-margin operations as part of the fourth quarter 2001 restructuring.

Operating income for the Performance Minerals segment is $3,951,000 for the third quarter of 2002 compared with $3,855,000 for the same period of 2001. The operating income increase of $96,000, or 2%, is primarily due to general and administrative expense savings as a result of the fourth quarter 2001 restructuring offset by the decrease in net sales described above.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense is $10,562,000 for the three months ended September 30, 2002 compared with $10,572,000 for the same period of 2001. Depreciation, depletion and amortization is 9% of total revenues in both years.

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2001

General, Administrative and Selling Expenses

Total general, administrative and selling expenses are $8,889,000 for the third quarter of 2002 compared with $9,741,000 for 2001. The percentage of general, administrative and selling expenses to total net sales and operating revenues is 7% in the third quarter of 2002 and 8% in the third quarter of 2001. The Company is benefiting from lower selling, general and administrative expenses at the segment level as a result of closing two subsidiary offices during the 2001 fourth quarter restructuring. These benefits have offset increased selling, general and administrative expenses at the Corporate level due to increasing costs to fund retirements, primarily as a result of a reduction in pension income, and by expenses related to the previously announced succession plans. Although some of the costs related to succession are non-recurring in nature, it is likely that the retirement costs and Corporate overhead costs will continue to exceed 2001 totals. The Company, however, is expecting to continue to experience lower general and administrative expenses at the segment level to offset these increases.

Other

Interest expense increased $630,000 to $10,618,000 in the third quarter of 2002 compared with $9,988,000 for the same period of 2001. Amortization of fees associated with the Company’s 2001 bank amendments is one factor contributing to this increase. Amortized financing fees total $747,000 in the third quarter of 2002 compared with $515,000 in the third quarter of 2001. Despite higher levels of bank debt in the third quarter of 2002, the Company is benefiting from lower interest rates on bank debt as third quarter 2002 interest expense on bank debt is $7,225,000 as compared with $8,098,000 in the same period of 2001. However, the Company hedges its exposure to interest rate fluctuations on a majority of its Senior Credit Facility and Term Loan debt, 77% and 78% at September 30, 2002 and 2001, respectively. Interest expense on hedges is $2,596,000 in the third quarter of 2002 compared with $1,295,000 in the third quarter of 2001. The remainder of interest expense is related to capital leases and notes payable.

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

In accordance with SFAS No. 142, goodwill amortization was discontinued at January 1, 2002. The following table adjusts the reported income (loss) from continuing operations for the three and nine month periods ended September 30, 2002 and 2001 and the related diluted per share amounts to exclude goodwill amortization (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net income (loss), as reported	$2,015	$227	$74	$(7,852)
Goodwill amortization, net of taxes	-0-	475	-0-	1,408

Net income (loss), as adjusted	$2,015	$702	$74	$(6,444)

Net income (loss) per share, as
reported—assuming dilution	$0.40	$0.05	$0.01	$(1.57)
Goodwill amortization, net of taxes	-0-	0.09	-0-	0.28

Net income (loss) per share, as
adjusted—assuming dilution	$0.40	$0.14	$0.01	$(1.29)

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Issue No. 94-3).” The fundamental difference between SFAS No. 146 and Issue No. 94-3 relates to the requirements for recognition of a liability for exit or disposal costs. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company is required to adopt SFAS No. 146 at January 1, 2003 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates was disclosed in the Annual Report on Form 10-K filed by the Company on March 11, 2002.

The following table provides information about the Company’s derivative and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and debt obligations. For debt obligations, the table presents cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average LIBOR interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward LIBOR rates in the yield curve, plus a 3.75% margin in 2002 and year-end 2001 for variable rate long-term debt. The Company does not hold or issue financial instruments for trading purposes.

	September 30, 2002
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$193	$2,018	$2,016	$2,010	$2,071	$108,886	$117,194	$86,968
Average interest rate	9.54%	9.54%	9.59%	9.69%	9.74%	9.74%
Variable rate	$333	$286,444	$334	$334	$334	$334	$288,113	$288,113
Average interest rate	5.58%	5.59%	1.58%	2.66%	3.51%	4.12%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed		$170,000	$50,000				$220,000	$12,016
Average LIBOR pay rate	6.87%	6.79%	6.97%
Average LIBOR receive rate	1.83%	1.84%	2.92%

	December 31, 2001
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$2,076	$1,961	$2,016	$2,010	$2,071	$108,886	$119,020	$106,950
Average interest rate	9.53%	9.54%	9.59%	9.69%	9.74%	9.74%
Variable rate	$333	$268,084	$334	$334	$334	$334	$269,753	$269,753
Average interest rate	6.10%	8.39%	3.75%	4.58%	4.84%	5.25%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed		$170,000	$50,000				$220,000	$13,810
Average LIBOR pay rate	6.87%	6.79%	6.97%
Average LIBOR receive rate	2.35%	4.64%	5.47%

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Company management, under the supervision and with the participation of the Company’s Chairman and Chief Executive Officer and Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures completed October 22, 2002.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

The Company’s Board of Directors elected Michael J. Minkel to serve as Vice President, Sales and Marketing.

The Company has entered into Change of Control Agreements in substantially the same form and substance as the form filed by the Company as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 with the following additional people: Michael J. Minkel and Sylvie A. Bon.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	99.1	Certification with respect to financial statements of Chief Executive Officer, John N. Lauer, dated November 14, 2002.

	99.2	Certification with respect to financial statements of Chief Financial Officer, Julie A. Boland, dated November 14, 2002.

(b)	Reports on Form 8-K

On November 1, 2002, the Company filed a Form 8-K, under Item 5, providing details of a refinancing of senior secured debt completed October 25, 2002. In the refinancing, the Company entered into amendments to its Senior Credit Facility and Term Loan to, among other things, extend those facilities to October 31, 2004. The Company also issued $75 million of Senior Secured Notes. Copies of the amendments to the Senior Credit Facility and Term Loan and the Note Purchase Agreement providing for the issuance of the Senior Secured Notes are attached to the Form 8-K as Exhibits 99.1, 99.2 and 99.3, respectively. A copy of the press release announcing the transactions was attached as Exhibit 99.4.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

DATE: November 14, 2002	By:	/s/ JOHN N. LAUER
John N. Lauer
Chairman and Chief Executive Officer, on behalf of the Registrant and as Principal Executive Officer

	By:	/s/ JULIE A. BOLAND
Julie A. Boland
Vice President and
Chief Financial Officer, on behalf
of the Registrant and as
Principal Financial and Accounting Officer

CERTIFICATIONS

I, John N. Lauer, Chairman and Chief Executive Officer of Oglebay Norton Company (the Registrant), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Oglebay Norton Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 14, 2002	By:	/s/ JOHN N. LAUER
John N. Lauer Chairman and Chief Executive Officer

CERTIFICATIONS (CONTINUED)

I, Julie A. Boland, Vice President and Chief Financial Officer of Oglebay Norton Company (the Registrant), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Oglebay Norton Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 14, 2002	By:	/s/ JULIE A. BOLAND
Julie A. Boland Vice President and Chief Financial Officer