Form 10-K
period 2002-12-31
OGLEBAY NORTON CO /OHIO/
filed 2003-02-28
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Commission File Number: 000-32665

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Oglebay Norton Company

(Exact name of Registrant as specified in its charter)

Ohio	34-1888342
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

North Point Tower 1001 Lakeside Avenue, 15th Floor Cleveland, Ohio	44114-1151
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (216) 861-3300

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $1 Par Value	Rights to Purchase Preferred Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant at June 28, 2002 (calculated by excluding the total number of shares reported under Item 12 hereof) was $43,294,000. Shares of Common Stock outstanding at February 21, 2003: 5,003,051.

Portions of the Registrant’s definitive proxy statement for its 2003 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

PART I

ITEM 1.    BUSINESS

A.    (1)    About The Company

Oglebay Norton Company, founded in 1854 and headquartered in Cleveland, Ohio, mines, processes, transports and markets industrial minerals and aggregates. The principal offices of the Company are located at North Point Tower, 1001 Lakeside Avenue, 15th Floor, Cleveland, Ohio 44114-1151. The primary Standard Industrial Code for the Company is 1400. The Company owns strategically located, proven long-life reserves of high-quality limestone, industrial sand and mica. The Company also owns related mineral extraction equipment, processing plants and transportation equipment, including trucks, railway lines and equipment, and marine vessels and docks. With these assets, the Company serves a broad customer base primarily in four major categories: building products, energy, environmental and industrial. The Company enjoys a significant market share in each of its core markets, benefiting from long-term relationships with market-leading customers, many of whom have multi-year purchase contracts with the Company.

The Company operates its businesses as three reporting segments focused on its key markets served. The segments align operations which share business strategies, are related by geography and product mix, and reflect the way management evaluates the operating performance of its businesses.

The operations are reported as: Great Lakes Minerals, Global Stone and Performance Minerals. Great Lakes Minerals mines and distributes limestone from three facilities located in northern Michigan. Great Lakes Minerals also holds one of the largest fleets of self-unloading vessels on the Great Lakes, which is currently comprised of 13 vessels, and provides transportation services for limestone as well as for coal and iron ore. Global Stone mines and processes limestone and manufactures lime at six operations in the mid-Atlantic and southeastern United States and one operation in the Great Lakes region. Performance Minerals mines and processes industrial sands and mica at seven operations located in Ohio, North Carolina and the southwestern United States. The Company believes that it is one of the five largest producers of lime and one of the ten largest producers of limestone in the United States. Management also believes that the Company is the fourth largest producer of industrial sands and the largest producer of mica in the United States.

Additional information relating to financial and operating data on a segment basis is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II hereof and in Note K to the consolidated financial statements contained in Part III hereof. For a description of revenues and other financial information by geographic region, see Note K to the consolidated financial statements contained in Part III hereof.

(2)    Business Strategy

The Company’s short-term strategy for 2003 and 2004 is to focus on cash generation and profitability. The Company refinanced its senior debt during the fourth quarter of 2002. Longer-term, the Company’s strategy is to enhance its market leadership position and maximize profitability and cash flows through the following actions:

Maximize logistics efficiencies on the Great Lakes.    The Company’s Great Lakes Minerals segment allows the Company to leverage logistics services and delivery of its limestone in the Great Lakes region. As a result, the Company is the only fully integrated limestone producer on the Great Lakes. The Company can mine, process and transport stone to the Company’s own docks or directly to customers on a delivered cost per ton basis. The Great Lakes Minerals segment attempts to maximize the efficiency of its fleet of marine vessels by negotiating contracts and dispatching vessels to facilitate backhauls of coal and other bulk commodities. In January 2002, the Company announced that its wholly owned subsidiary, Oglebay Norton Marine Services Company, had agreed to pool its fleet operations with the fleet operations of American Steamship Company, a wholly owned subsidiary of GATX Corporation. This further enhances the Company’s abilities to optimize marine transportation logistics on the Great Lakes.

In January, 2003, the Company purchased the outstanding common shares of the Erie Sand & Gravel Company, Inc. (Erie Sand and Gravel) and its affiliated companies. Erie Sand and Gravel operates a dock facility in Erie, Pennsylvania in addition to a self-unloading vessel and a sand dredging vessel. The addition of Erie Sand and Gravel further solidifies the Company’s position in the Eastern Great Lakes region and expands the geographic scope of customers available to the Great Lakes Minerals segment. (See Item E—Subsequent Events)

Capitalize on demand for industrial minerals for building materials.    The Company has secured significant regional market share in the building materials market, particularly with respect to construction aggregates and industrial fillers markets. Limestone, industrial sands and mica are used to varying degrees by building materials manufacturers as filler material in paint, joint cement, roofing shingles, carpet backing and floor and ceiling tiles. In addition, the Company’s limestone is used in major construction projects such as highways, schools, hospitals, shopping centers and airport expansions. The Company also packages limestone and sand for sale at the nation’s leading home centers and regional lawn care distributors for commercial and home lawn and garden care. With this increased presence in the building materials market, the Company intends to capitalize on its customer relationships by providing better service and a broader selection of minerals for customers to purchase.

Capitalize on increasing demand for minerals for environmental remediation.    Public concerns over environmental issues, reflected in recent legislative changes in the United States, have resulted in an increase in the demand for lime and limestone used in environmental clean-up applications, including flue gas desulfurization, municipal waste sludge treatment, industrial water treatment, drinking water treatment and hazardous waste remediation. The Clean Air Act, for example, requires the reduction of emissions, particularly sulfur, from certain industrial processes. Lime, as well as ground limestone, are the principal agents used in the desulfurization process. The Company believes that it is well positioned to capitalize on this increasing demand.

Capitalize on market opportunities in the energy segment.    The Company’s industrial sands products are well positioned in the market place to serve the demand for high-purity silica sands used by oil-well service companies in the oil-well fracturing process. In addition, the Company’s Great Lakes Minerals segment has continued to increase its share of coal transported in its vessels for use by electric utilities in the Great Lakes region.

B.    Principal Products and Services

(1)    Great Lakes Minerals

The Company’s Great Lakes Minerals segment mines limestone at three quarries located in northern Michigan and distributes it throughout the Great Lakes region. The segment holds one of the largest reserves of metallurgical and chemical quality high-calcium carbonate and dolomitic limestone in the world and one of the largest fleets of self-unloading vessels on the Great Lakes. The fleet, which is currently comprised of 13 vessels, provides transportation services for limestone as well as for coal and iron ore.

Industry

Limestone accounts for about three-quarters of crushed stone production in the United States. Crushed limestone has four primary end uses: construction aggregates and building materials, chemical and metallurgical processes, cement and lime manufacturing and agricultural purposes. Because transportation costs can be significant in this industry, competition is limited based on geography. Products from the Great Lakes Minerals segment are used primarily as aggregate for construction of schools, hospitals, shopping centers and highways; as an environmental cleaning agent for flue gas desulfurization, waste water treatment and soil stabilization; and as an essential chemical component in the manufacture of steel, paper and glass.

In general, demand for crushed limestone correlates with general economic cycles, principally new construction demand and government spending on highway construction and other infrastructure projects. Demand for vessel transportation on the Great Lakes is related to general economic cycles and more particularly to construction activity and industrial production in the Great Lakes region. The Great Lakes marine transportation business is seasonal. It is affected by weather conditions (such as the waterways freezing over), the closing/opening of the locks between the lakes, water levels of the lakes and rivers and customer demand for service. These factors cause the actual number of days of operation to vary each year. Annually, the locks close around January 15 and re-open around March 25. Management believes that the overall Great Lakes shipping market in which its fleet competes operated at less than full capacity in 2002, as well as 2001, after approaching full capacity for the prior five years. As a result, companies competing in the service, including Oglebay Norton, laid up vessels in 2002 and are expected to do so in 2003.

Operations

The Great Lakes Minerals segment operates three open pit quarries, 13 self-unloading vessels and numerous docks. The Company assesses mineral reserves at all of its quarries and mines utilizing external consulting geologists and mining engineers. The large reserves of the Great Lakes Minerals segment have been extensively mapped, and this mapping is regularly updated to provide the customer with specified consistent quality product. Limestone is extracted from the quarries by traditional drilling and blasting techniques. In an open pit quarrying operation, the high purity limestone is often covered by an overburden of construction grade limestone that must first be removed. This overburden is used whenever possible to produce construction aggregates, usually in a dedicated crushing plant, in order to minimize the net cost of extraction. Following extraction, trucks or trains are used to deliver the “as-blasted” limestone to a primary crusher. It is then processed through several stages of crushing and screening to form products that can be sold as chemical limestone or ready for further processing into aggregates, lime, fillers and other value-added products.

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

Substantially all the transportation services of the Company’s vessel fleet are conducted between U.S. ports on the Great Lakes. The largest vessels in the fleet transport primarily iron ore and coal. Smaller vessels can be scheduled with more flexibility and are better suited to transport limestone. In early 2002, the Company entered into a multi-year pooling agreement with American Steamship Company, which operates a fleet of 11 modern, self-unloading Great Lakes vessels comparable in size to the Company’s fleet. The agreement combines the operations and customers of the two fleets to achieve more efficient overall operations and better customer service. With the pooling of vessels, the Company realizes improved trade patterns for all cargo, including limestone, resulting in more efficient deployment and reduced delays across the combined fleet and better service to customers of both companies. The multi-year agreement provides for the coordination of dispatch and other fleet operations but does not involve any transfer of assets. The pooling agreement is expected to further reduce the Company’s dependence on iron ore customers and increase its ability to focus on limestone production and distribution.

The Great Lakes Minerals segment also operates a bulk material dock facility in Cleveland, Ohio under an agreement with the Cleveland-Cuyahoga County Port Authority that was extended in 2002 through March 2017. The dock facility operates throughout the year, receiving cargo from Great Lakes vessels, storing it as needed, and transferring it for further shipment via rail or water transportation. In 2002, the Port Authority concluded a transaction providing for the relocation of an automated vessel loader to the dock facility. The new loader will enable the Company to transload iron ore pellets from its larger vessels to smaller vessels for delivery down the Cuyahoga River to the International Steel Group Inc. The Company anticipates that the new loader will be operational for the 2003 season. As a result of the ore loader project, the Port Authority has postponed prior plans to construct a new access road that will enable the facility to transship cargoes by truck as well as rail and water. When the access road is constructed, the Company expects that the new road will enable it to deliver limestone by truck, expanding its ability to serve the limestone market. It is uncertain at this time when the Port Authority will resume plans for the access road construction.

Customers

The segment’s primary customers include purchasers and producers of construction aggregate and chemical limestone, integrated steel manufacturers, for whom the fleet transports iron ore, limestone and coal, and electric utility companies for whom the fleet transports coal. The Company has long-established relationships with many of these customers and provides services to many of them pursuant to long-term contracts. Management estimates that approximately 80% of the tonnage hauled by the vessel fleet was shipped pursuant to multi-year contracts. Management estimates that, for 2002, industrial and chemical, building materials and construction, and environmental customers accounted for approximately 48%, 34% and 18%, respectively, of this business segment’s revenue.

Since the acquisition of Michigan Limestone in 2000, the Company has moved to organize the fleet’s shipping patterns around limestone in order to reduce its dependence on iron ore and the integrated steel industry. In 2002, shipments of limestone accounted for an estimated 22% of the fleet’s revenues, compared with approximately 23% in 2001 and 11% in 2000. Approximately 70% of the limestone transported by the Company’s fleet in 2002 came from the segment’s quarries. Coal accounted for approximately 32% of the fleet’s revenues in 2002 compared with 31% in 2001 and 26% in 2000. Iron ore shipments accounted for approximately 46% of the fleet’s revenue compared with 45% in 2001. Iron ore shipments as a percentage increased slightly in 2002 as a result of increased demand from iron ore customers. As recently as the late 1990s, iron ore accounted for as much as 60% of the fleet’s revenues. For 2003, the Company anticipates that the percentage of revenue from iron ore customers will continue to decline while the coal and limestone trade will increase.

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

The most important competitive factors impacting the segment’s marine transportation services are price, customer relationships and customer service. Management believes that customers are generally willing to continue to use the same carrier assuming such carrier provides satisfactory service with competitive pricing. The Company’s fleet competes only among U.S. flag Great Lakes vessels because of the U.S. federal law known as the Jones Act. The Jones Act requires that cargo moving between U.S. ports be carried in a vessel that was built in the United States, has a U.S. crew, and is owned (at least 75%) by U.S. citizens or corporations. As a result, Canadian-flag Great Lakes vessels or foreign-flag oceanic vessels do not carry dry bulk cargo between U.S. ports. Moreover, the size limitation imposed by the St. Lawrence Seaway prevents large oceanic vessels from entering the Great Lakes. The competitive landscape has remained relatively stable over the last ten years. There were approximately 70 vessels available for service on the Great Lakes in 2002 and 2001. The number of vessels is expected to decrease in 2003, as companies respond to the declining demand for iron ore by laying up vessels. The Company may continue to lay up some of its vessels in 2003 as a result of efficiencies realized from the pooling arrangement with American Steamship Company.

The pooled fleet will principally compete against two other similar-sized U.S. flag Great Lakes commercial fleets in 2003: The Interlake Steamship Company and U.S.S. Great Lakes Fleet, Inc. The fleet also competes with certain companies that operate smaller captive fleets and, to a lesser extent, with rail and truck transportation companies serving the Great Lakes region.

(2)    Global Stone

Through a series of transactions in 2000, 1999 and 1998, the Company acquired businesses that now form its Global Stone segment. These operations supply lime, crushed and ground limestone, construction aggregates, chemical limestone and lawn and garden products to a broad customer base in a variety of industries. The segment’s products are used primarily as filler in building materials, as an environmental cleaning agent for flue gas desulfurization, waste water treatment and soil stabilization, and as a chemical in steel-making, paper-making and glass-making.

Industry

Lime is a value-added product, derived from limestone, and is widely used in a variety of manufacturing processes and industries, including iron and steel, pulp and paper, chemical, air purification, sewage, water and waste treatments, agricultural and construction. The wide range of end-uses and markets for lime offers some protection from the economic cycles experienced by individual sectors such as the steel industry. In addition, a high proportion of lime is sold into end-uses that, unlike some construction-related end-uses, have year-round requirements largely unaffected by the weather. As explained above, limestone accounts for about three-quarters of crushed stone production in the United States. Transportation costs can be significant in this industry, therefore, competition is limited based on geography. Crushed limestone has four primary end uses: construction aggregates and building materials; chemical and metallurgical processes; cement and lime manufacturing; and agricultural purposes. High-purity chemical limestone like that processed by the segment may be processed into value-added products, such as lime or limestone fillers, or sold as chemical limestone for use in manufacturing products as diverse as poultry feed mixtures, fiberglass and roofing shingles. Fillers, which are finely ground limestone powders, are used in a wide range of manufacturing processes including vinyl flooring, carpet backing, adhesives, sealants and jointing compounds for wallboard.

Operations

The Company’s Global Stone business segment produces products for four primary end uses: construction aggregates and building materials, chemical and metallurgical processes, cement and lime manufacturing, and agricultural purposes. The segment has seven lime and/or limestone operations in North America that collectively extract and process high purity limestone. These operations are primarily centered in northwest Georgia and along the Interstate 81 corridor from southern Pennsylvania through Virginia and Tennessee.

The segment currently operates eight open pit quarries and four underground mines. Limestone is extracted from the quarries by traditional drilling and blasting techniques. In an open pit quarrying operation, the high purity limestone is often covered by an overburden of construction grade limestone that must first be removed. This overburden is used whenever possible to produce construction aggregates, usually in a dedicated crushing plant, in order to minimize the net costs of extraction. Following extraction, trucks are used to deliver the “as-blasted” limestone to a primary crusher. It is then processed through several stages of crushing and screening to form products that are saleable as chemical limestone or ready for further processing into aggregates, lime, fillers and other value-added products. The Company assesses mineral reserves at all of its quarries and mines utilizing external consulting geologists and mining engineers.

High-purity chemical limestone is processed into lime by heating it in a kiln. At December 31, 2002, the Company believes its daily lime production capacity is approximately 4,500 tons. The capacity over a 24-hour period cannot be projected over a full calendar year because kilns require regular planned outages for maintenance and equipment is subject to unplanned outages customary with any mechanical plant. Typically, a kiln will operate between 90%-95% of the available hours in any year.

Customers

In general, demand for lime and limestone correlates to general economic cycles, principally new construction demand, population growth rates and government spending on highway construction and other infrastructure projects, which affect the demand for our customers’ products and services. This business segment has a broad customer base covering all sectors of the demand for lime and limestone. These customers vary by the type of limestone products they demand: lime, chemical limestone or construction aggregate. The Company estimates that building materials and construction, environmental, and industrial and chemical customers account for approximately 56%, 22%, and 22%, respectively, of this business segment’s revenue.

Transportation cost represents a significant portion of the overall cost of lime and limestone. As a result, the majority of lime and limestone production is sold within a 200-mile radius of the producing facility, while aggregates are sold within a 50-mile radius. The Company believes that its Global Stone lime and limestone operations are strategically located near major markets for their products and hold a significant share of these markets.

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

Lime is primarily purchased under annual contracts. For many customers, the cost of lime is quite small in comparison to their overall production costs. For 2002, the Company estimates that the eight largest lime producers in North America accounted for approximately 80% of total industry capacity, with the Company’s business segment accounting for approximately 4%. The four largest companies with which the Company competes are privately owned.

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

(3)    Performance Minerals

The Company’s Performance Minerals business segment is engaged in the mining and processing of high-quality specialty mineral products, primarily industrial sands and muscovite mica. The segment’s businesses are focused on markets where excellent technical service and support are important to customers. Additionally, the segment’s businesses share common end-use markets in building products and a geographic focus on the Southwestern United States. Oglebay Norton is the fourth-largest producer of industrial sands in the United States and the largest producer of muscovite mica in North America.

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

The Company produces the widest array of mica products in North America—more than 40 different products—and is the only company currently supplying all five muscovite mica market segments. Performance Minerals also produces two other specialty minerals as a byproduct of mica production: kaolin clay and feldspathic sand.

Industry

Industrial sands, often termed “silica”, “silica sand” and “quartz sand,” are defined as high silicon dioxide content sands. While deposits of more common construction sand and gravel are widespread, industrial sand deposits are limited. The special properties of industrial sands—purity, grain size, color, inertness, hardness and resistance to high temperatures—make them often irreplaceable in a variety of industrial applications. Higher silica content allows for more specialized, higher-margin applications than construction sand and gravel. Mica, the segment’s other primary product, is highly valued for its unique physical characteristics, including color, flexibility, durability, thermal properties and weight. Mica is used as a functional filler in building materials such as joint compound, coatings and paints, as well as in the manufacture of numerous industrial and consumer products including automotive sound deadening materials, thermoplastics and cosmetics. Mica is an essential component in many of its applications, and in some cases can command premium pricing.

In general, demand for Performance Minerals’ products is driven by a number of factors depending on end use. The three most important factors are demand for oil, housing starts, and golf course construction activity, all in the Southwestern United States where most of the Company’s industrial sand facilities are located. Oil usage correlates with demand from oil drilling services companies for fracturing or “frac” sands, which is the largest single market for the Company’s industrial sands. Housing starts correlate with demand for building products such as joint compound, paint, roofing shingles and grout, which are important end-uses for both mica and industrial sands. Demand for sand used in golf course construction and maintenance relates primarily to Southern California locations.

Operations

The Performance Minerals segment has seven operations with strategically located, long-lived reserves of high-purity industrial sands and muscovite mica located in Ohio, North Carolina and the Southwest. The industrial sands operations include four open pit sand quarries with integrated processing plants and one remote processing plant supported by surface sand purchased under a long-term contract. In an industrial sand quarry, the extracted sand is first washed to remove impurities like clay and dirt. The sand is then dried, screened and separated into different sized granules. At certain of the facilities, the sand is also pulverized into powder for use in ceramic and other applications. All of the segment’s industrial sands operations have railroad and/or highway access.

The segment’s two mica operations are located in Kings Mountain, North Carolina and Velarde, New Mexico. The Kings Mountain complex includes two mines and three plant sites which crush, dry, screen, mill and package mica products for shipment. Products include wet ground mica, dry ground mica, flake mica and micronized mica as well as byproducts kaolin clay and feldspathic sand. Several different kinds of mica are surface treated with various chemicals to improve their performance in plastic products. The Velarde operation in northern New Mexico includes a surface mine and a plant that processes dry ground and flake mica. Both the Velarde and Kings Mountain sites control sufficient mica reserves to meet all expected demand for many years to come.

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

For bulk industrial sand materials, transportation cost represents a significant portion of the overall cost, and so the majority of production is sold within a 200-mile radius of the producing facility. In contrast, for most mica and some highly specialized industrial sands, transporting the materials long distances is not economically prohibitive because of their high unit value. The Company estimates that the building materials and construction markets, industrial, and energy uses accounted for approximately 39%, 31% and 21%, respectively, of the business segment’s revenue.

Competition

As stated above, since transportation cost represents a significant portion of the overall cost of industrial sands, competition generally occurs among participants in close geographic proximity. The scarcity of high-purity sand deposits on which the required zoning and extraction permits can be obtained serves to limit competition. Management estimates that the Company is the fourth largest industrial sand producer in the country and the leader in the Southwestern U.S. market. The principal competition comes primarily from three companies: Unimin Corp., U.S. Silica Co., a wholly-owned subsidiary of Better Minerals, Inc. and Fairmount Minerals Ltd.

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

C.    Environmental, Health and Safety Considerations

The Company is subject to various environmental laws and regulations imposed by federal, state and local governments. The Company is continually improving and updating its Environmental, Health and Safety Initiative commenced in 1999. During the year 2001, certain plant operations were closed in conjunction with the fourth quarter restructuring of the Company. As a result, the Company has incurred and may, in the future, be responsible for certain closure related expenses, including reclamation of land to its original condition or to a condition as may be required by contract or law.

D.    Employees

At December 31, 2002, the Company employed approximately 1,889 people, of whom 132 are management. About one-third of the Company’s employees are unionized, and the Company is party to ten collective bargaining agreements with various labor unions. The Company believes that it maintains good relations with each of these unions. In 2002, collective bargaining agreements covering employees of the Company’s Cleveland Bulk Terminal operations (8 employees) were extended for a one year term and are currently under negotiation for a multi-year term agreement. In 2003, collective bargaining agreements representing approximately 350 employees will also expire. Management expects to be able to negotiate new contracts with each of these union groups.

E.    Subsequent Events

In January 2003, the Company purchased the outstanding common shares of the Erie Sand & Gravel Company, Inc. (Erie Sand and Gravel) and its affiliated companies, Erie Navigation Company, Inc., Erie Steamship Company, Inc., S&J Trucking, Inc., Serv-All Concrete, Inc. and Mountfort Terminal, Ltd. Erie Sand and Gravel operates a dock facility in Erie, Pennsylvania in addition to a self-unloading vessel and a sand dredging vessel. In addition, Serv-All Concrete, Inc. and S&J Trucking, Inc. comprise a full service ready-mix concrete production facility and trucking service. The addition of Erie Sand and Gravel further solidifies the Company’s position in the Eastern Great Lakes region and expands the geographic scope of customers available to the Great Lakes Minerals segment.

Executive Officers of the Registrant

(Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K) the Executive Officers of the Company as of February 21, 2003 were as follows:

Name	Age	Position
John N. Lauer	64	Chairman
Michael D. Lundin	43	President and Chief Executive Officer
Julie A. Boland	36	Vice President, Chief Financial Officer and Treasurer
Sylvie A. Bon	45	Vice President, Chief Information Officer
Ronald J. Compiseno	51	Vice President, Human Resources
Michael Minkel	51	Vice President—Sales and Marketing
Rochelle F. Walk	42	Vice President, General Counsel and Secretary

John N. Lauer served as Chairman and Chief Executive Officer of the Company from November 1, 2001 until December 4, 2002, and currently serves as Chairman. Prior to that time he served as Chairman, President, Chief Executive Officer since July 1998 and as President and Chief Executive Officer and Director from January 1, 1998. From 1994 to December 1997, Mr. Lauer was retired and pursued activities as a private investor. Mr. Lauer served as the President and Chief Operating Officer of The B.F. Goodrich Company, a chemical and aerospace company, from 1990 until 1994. Mr. Lauer also serves on the Boards of Directors of Diebold, Incorporated and Menasha Corporation.

Michael D. Lundin has served as President and Chief Operating Officer of the Company from November 1, 2001, until December 4, 2002, as President and Chief Executive Officer since December 4, 2002, and as a Director since December 12, 2001. Prior to that time he served as Vice President, Michigan Operations and President, Michigan Limestone Operations, Inc., a limestone quarry operation, from April 2000 and was President and one of the owners of Michigan Limestone Operations Limited Partnership for more than five years and up until the partnership was acquired by the Company.

Julie A. Boland has served as Vice President, Chief Financial Officer and Treasurer since January 1, 2002. Prior to that time she was Vice President, Credit Risk Management & Advisory Group for Goldman Sachs International, a global investment banking, securities and investment management firm, from 1999 until 2001 and was Vice President, Fixed Income, Loan Capital Markets and served in other roles for J.P. Morgan & Co., an investment banking firm, from 1993 to 1999 and as a Certified Public Accountant for Price Waterhouse, an accounting firm, from 1988 to 1991.

Sylvie A. Bon has served as Vice President, Chief Information Officer since May 1, 2002. Prior to that time Ms. Bon was employed by Avery Dennison, a global producer of office supply and adhesive products, where she served as Director, Information Systems, Fasson Roll Worldwide. Prior to that she served as Director Information Systems, Fasson Roll North America; Manager, Information Systems Avery Dennison Europe, Fasson Roll Division; and Manager Distribution and Logistics. Ms. Bon was employed by Avery Dennison for more than five years.

Ronald J. Compiseno has served as Vice President, Human Resources since September 21, 1998. Prior to joining the Company, he was Group Director of Human Resources for Invacare Corporation of Elyria, Ohio, a home medical products manufacturer, for more than five years.

Michael J. Minkel was appointed Vice President of Sales & Marketing in November 2002. Prior to that Mr. Minkel served Oglebay Norton Specialty Minerals, Inc. as Vice President of Sales & Marketing from 2000-2001 and as General Manager—Kings Mountain Operations from 2001-2002. Prior to joining the Company, Mr. Minkel served as President of Exploration Computer Services, an Australian software & mining-consulting firm and held various positions in the natural resource industry since 1974, including positions in coal exploration geology and mine planning, oil & gas software sales & consulting, and energy industry-related strategic information sales & consulting.

Rochelle F. Walk was elected Vice President of the Company in August 1999 and serves as Secretary of the Company, a position she has held since June 1998. Prior to joining the Company, she was Corporate Counsel, a Business Unit Director and Marketing Director of the Sherwin Williams Company, a global producer of paints and coatings, from 1990 to 1998 and was an attorney with the law firm Ulmer & Berne from 1986 to 1990.

Except as noted above, all executive officers of the Company have served in the capacities indicated, respectively, during the past five years. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office.

ITEM 2.    PROPERTIES

The Company’s principal operating properties are described below. The Company’s executive offices are located at North Point Tower, 1001 Lakeside Avenue, 15th Floor, Cleveland, Ohio 44114-1151, under a lease expiring on December 31, 2013. The total area involved is approximately 22,329 square feet.

Location	Use	Owned/ Leased		Reserves(1) (years remaining)
Corporate Headquarters
Cleveland, Ohio	Offices	Leased		N/A

Great Lakes Minerals
Cleveland, Ohio	Marine transportation bulk commodity dock	Leased		N/A

Cleveland, Ohio	Offices	Leased		N/A

Rogers City, Cedarville and Gulliver, Michigan	Limestone quarries, ship loading facility and processing plant	Owned	(2)	More than 200 years, collectively

Erie, Pennsylvania	Marine transportation bulk commodity dock, concrete plant and trucking operation	Leased		N/A
Global Stone
Luttrell, Tennessee Chemstone operations:	Limestone mine and lime works	(3)		13

Strasburg, Middletown, and Winchester, Virginia	Limestone quarries, processing plants and lime works	(4)		More than 100, years collectively

York, Pennsylvania	Limestone quarries and processing plants	Owned		30

Marble City, Oklahoma	Limestone mine and lime works	Owned		59

Buchanan, Virginia	Limestone quarries and processing plants	Owned		43

Portage, Indiana	Limestone processing plant	Owned		N/A

Filler Products Operations: Chatsworth, Ellijay and Cisco, Georgia	Limestone mines and processing plants	(5)		50

Performance Minerals
California Operations:

Orange County, California (San Juan Capistrano)	Sand quarry and processing plant	(6)		11

Riverside, California	Sand processing plant	Owned		Supplied by third parties

Bakersfield, California	Transloading facility	Owned		N/A

Bakersfield, California	Sand processing plant	(7)		Supplied by Voca facility

Location	Use	Owned/ Leased	Reserves(1) (years remaining)
Ohio Operations:
Glenford and Howard, Ohio	Sand quarries and processing plants	Owned	15 and 23, respectively

Texas Operations:
Brady and Voca, Texas	Sand quarries and processing plants	Owned	69

Colorado Springs, Colorado	Sand processing plant	(8)	5

Kings Mountain, North Carolina	Mica mines and processing plant	Leased/ Owned (9)	15

Velarde, New Mexico	Mica mines and processing plant	Owned	49

(1)	Certain estimates of reserves are based on the life of a mineral reserve and not the actual reserves remaining at the location.
(2)	The Company, through long-term agreements, leases the mineral rights at Cedarville and the majority of mineral rights at Rogers City.
(3)	The lime works is owned and the limestone mine is subject to a mineral lease agreement through 2015.
(4)	The limestone quarry and lime works at Strasburg and Winchester and the processing plant at Middletown are owned. The limestone quarry at Middletown is subject to a 100-year mineral lease agreement, however, it is estimated that there are 45 years of reserves remaining on the property.
(5)	The processing plants are owned and the limestone mines are subject to a 99-year mineral lease agreement, however, it is estimated that there are 50 years of reserves remaining on the properties.
(6)	The processing plant is owned and the sand quarry is subject to a mineral lease agreement through 2013.
(7)	The sand processing plants are owned, however, they are located on land, which is leased through December 31, 2005 with a right to renew for an additional 5-year term.
(8)	The processing plant is owned and the operation acquires feedstock under supply agreements that provide five years of reserves at current production levels.
(9)	The mica mine and one processing plant are leased. The remaining processing plants are owned.

ITEM 3.     LEGAL PROCEEDINGS

The Company and certain of its subsidiaries are involved in a limited number of claims and routine litigation incidental to operating its current business. In each case, the Company is actively defending or prosecuting the claims. Many of the claims are covered by insurance and none are expected to have a material adverse effect on the financial condition of the Company.

Several of the Company’s subsidiaries have been and continue to be named as defendants in a large number of cases relating to the exposure of people to asbestos and silica. The plaintiffs in the cases generally seek compensatory and punitive damages of unspecified sums based upon the Jones Act, common law or statutory product liability claims. Some of these cases have been brought by plaintiffs against the Company (or its subsidiaries) and other marine services companies or product manufacturer co-defendants. Considering our past and present operations relating to the use of asbestos and silica, it is possible that additional claims may be made against the Company and its subsidiaries based upon similar or different legal theories seeking similar or different types of damages and relief.

The suits filed pursuant to the Jones Act are filed in Federal Court and have been assigned to the Multidistrict Litigation Panel (MDL); all such cases are currently dormant and have been so for many years. In the fourth quarter, and primarily in December, the Company experienced a significant increase in the number of claims filed alleging exposure to silica. These claims do not provide adequate information to assess likelihood of the liability at this time.

The Company believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance from multiple providers. In the fourth quarter 2002, the Company agreed with its insurers to fund settlement and defense costs arising out of asbestos litigation, effective April 1, 2003, to the extent an insurer is insolvent. On March 31, 2003, the Company anticipates receiving the remaining funds on certain insurance policies covering certain of such liabilities, which the Company will use to fund its share of settlements in 2003. Management believes its share of such 2003 liabilities will not exceed the amount of insurance proceeds it will receive; however, management recorded a reserve for such liabilities based upon historic settlement levels. With respect to silica claims, the Company has been and will continue to be responsible for funding a small percentage of all settlements and defense costs. Management believes that its share of settlements on an annual basis is not significant, although the Company has had and continues to maintain a reserve on its balance sheet to address this contingency.

The Company is involved in a series of multi-party law suits and an arbitration relating to its prior involvement in the Eveleth Mines. The parties include the current mine operator and its shareholders, an insurance carrier and one of the Company’s subsidiaries. The nature of the allegations against the Company include claims relating to the liability for retrospective premiums and duty to reimburse others for legal expenses incurred in defending settled litigation. With respect to these matters, although it is probable that retrospective premiums are due and owing by one or more of the parties, the amount and ultimate liability of the Company for those premiums or for other costs is not estimable at this time. The Company continues to pursue its own claims against the mine operator and its shareholders relating to tax refund and worker compensation matters.

Litigation is inherently unpredictable and subject to many uncertainties. Adverse court rulings, determinations of liability or retroactive or prospective changes in the law could affect claims made against the Company and encourage or increase the number and nature of future claims and proceedings. Together with reserves recorded and available insurance, pending litigation is not expected to have a material adverse effect on the Company’s operations, liquidity or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND

RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the NASDAQ National Market (NASDAQ/NMS Symbol: OGLE). The Company had 305 shareholders of record at February 21, 2003. The following is a summary of the market range and dividends for each quarterly period in 2002 and 2001 for the Company’s common stock. The Company’s amended bank agreement on the Senior Credit Facility and Syndicated Term Loan prohibit the payment of dividends.

	Market Range
Quarterly Period	High	Low	Dividends
2002
4th	$11.46	$6.30	$0.00
3rd	13.40	9.35	0.00
2nd	13.85	9.51	0.00
1st	17.68	10.00	0.00

2001
4th	$18.08	$11.35	$0.00
3rd	28.40	13.64	0.20
2nd	30.50	25.20	0.20
1st	31.56	19.38	0.20

On October 25, 2002, the Company issued $75.0 million in Senior Secured Notes due October 25, 2008 to accredited investors in a private transaction exempt from registration requirements under Section 4(2) of the Securities Act of 1933. Additional information relating to the Senior Secured Notes is set forth in Note F to the consolidated financial statements contained in Part III hereof.

ITEM 6.     SELECTED FINANCIAL DATA

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31
	2002	2001	2000	1999	1998
OPERATIONS
Net sales and operating revenues	$400,572	$404,211	$393,181	$328,947	$262,229

Operating income	34,625	15,208	51,019	46,544	37,035
Net (loss) income	(6,608)	(18,815)	15,028	13,646	12,036

PER SHARE DATA

Net (loss) income per common share—basic	$(1.32)	$(3.76)	$3.02	$2.81	$2.52
Net (loss) income per common share—assuming dilution	(1.32)	(3.76)	3.00	2.80	2.51

Dividends	-0-	0.60	0.80	0.80	0.80

Market price at December 31	6.65	15.50	19.44	23.75	24.75
Book value at December 31	23.20	24.54	30.80	28.62	26.64
Shares of common stock outstanding at December 31	4,978	4,972	4,968	4,927	4,765

Average shares of common stock—basic	5,025	4,998	4,975	4,857	4,772
Average shares of common stock—assuming dilution	5,025	5,012	5,007	4,870	4,786

FINANCIAL CONDITION

Capital expenditures	$20,016	$26,875	$36,048	$25,939	$19,119
Working capital	54,402	46,978	45,582	38,731	27,311
Total assets	687,467	680,149	700,046	570,066	567,592
Capitalization:
Long-term debt, including current portion	395,348	388,773	378,591	301,706	312,066
Stockholders’ equity	115,501	121,998	153,000	141,009	126,933

Results for 2000 include Michigan Limestone Operations and Global Stone Portage from their respective dates of acquisition during the second and third quarters of 2000, respectively. Results for 1999 include Global Stone Winchester and Specialty Minerals from their respective dates of acquisition during the first and fourth quarters of 1999, respectively. Results for 1998 include Colorado Silica, Global Stone and Port Inland and Filler Products from their respective dates of acquisition during the first, second and third quarters of 1998, respectively.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain statements concerning certain trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) weather conditions, particularly in the Great Lakes region, and/or water levels; (2) fluctuations in energy, fuel and oil prices; (3) fluctuations in integrated steel production in the Great Lakes region; (4) fluctuations in Great Lakes and Mid-Atlantic construction activity; (5) a change in economic conditions or population growth rates in southern California; (6) the outcome of periodic negotiations of labor agreements; (7) the loss or bankruptcy of major customers or insurers; (8) changes in environmental laws and (9) an increase in the number and cost of asbestos and silica product liability claims filed against the Company and its subsidiaries and determinations by a court or jury against the Company’s interest. Fluctuations in oil prices have both a positive and negative impact on the Company. High oil prices generally result in more drilling activity, positively impacting the Company’s Performance Minerals business segment, while at the same time increasing the operating costs of the Company’s vehicles, vessels and processing plants. Some of the Company’s customers have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Management does not expect these reorganizations to have a material impact on the Company’s financial condition.

Management’s discussion and analysis of its financial condition and results of operation are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On a continual basis, the Company evaluates its estimates, including those related to accounts receivable reserves, inventories, intangible assets, impairment and useful lives of long-lived assets, pensions and other postretirement benefits, restructuring and voluntary early retirement program reserves and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounts Receivable

The Company is required to estimate the collectability of its trade and note receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables. The Company has increased its reserve for doubtful accounts in recent periods and if the financial condition of our customers were to deteriorate, additional reserves may be required.

Contingencies

The Company is subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. The Company is required to estimate the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. Determinations of the amounts or reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future because of new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

Postretirement Benefits

The Company’s pension and postretirement benefit costs and credits are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. We consider current market conditions, including changes in interest rates, the age of our workforce and retirees, current health care costs and other factors, in selecting these assumptions. The Company has made changes to these assumptions in recent periods and future postretirement benefit costs or credits may change based upon changes in these assumptions.

Restructuring and Impairment Charges

During 2001, the Company recognized two separate charges for restructuring and a voluntary early retirement program. Inherent in these charges were estimates related to the settlement of contractual obligations and estimates related to the incremental postretirement benefits awarded to retirees. Additionally, the Company recognized asset impairment charges during 2002 and 2001. The impairment of fixed assets included estimating fair value less cost to sell.

Please review Note A to the consolidated financial statements for a more complete description of the Company’s significant accounting policies.

Financial Condition

Acquisition – Subsequent Event

In the first quarter of 2003, the Company acquired all of the outstanding common shares of Erie Sand and Gravel Company, Inc. (Erie Sand and Gravel) for $6,831,000 in cash and $4,069,000 in assumed debt, which was refinanced at closing. Erie Sand and Gravel operates a dock, a Great Lakes vessel, a ready-mix concrete mixing facility and a trucking company that distributes construction sand and aggregates in the northwest Pennsylvania/western New York region. The assets and results of operations of Erie Sand and Gravel will be included within the Company’s Great Lakes Minerals segment. The acquisition of Erie Sand and Gravel is another strategic step in further driving the Company’s Great Lakes strategy and is expected to strengthen the Company’s leadership position on the Great Lakes.

Liquidity

The Company’s operating activities provided cash of $17,998,000 in 2002, which was a decrease of 23% compared with $23,245,000 in 2001. Cash from operations during 2002 decreased 55% when compared with $39,913,000 for 2000. The decrease in operating cash provided between 2002 and 2001 is primarily due to an increase in accounts receivable and inventory, partially offset by $7,855,000 in income tax refunds received by the Company during 2002. The decrease in operating cash provided between 2002 and 2000 is primarily attributed to decreased net income, increased accounts receivable, increased cash interest payments, including settlement costs on interest rate hedges, increased costs to provide retirement benefits and the annual contingent payment on the Michigan Limestone acquisition which was first paid in 2001, partially offset by income tax refunds received by the Company.

Expenditures for property and equipment amounted to $20,016,000 in 2002 compared with $26,875,000 and $36,048,000 in 2001 and 2000, respectively. The decreases in capital expenditures between the three years are primarily the result of cost controlling measures intended to conserve capital. Expenditures for the replacement of existing property and equipment totaled approximately $11,887,000 in 2002. Expansion projects amounted to $5,111,000, with the remaining $3,018,000 balance for quarry development. Expenditures for property and equipment for 2003 are currently expected to approximate $25,000,000. Management expects that the proportion of 2003 capital expenditures for expansion projects, replacement and quarry development will be consistent with 2002 levels. The increase is primarily because of required vessel inspections on three of the Company’s vessels in 2003.

Capital Resources

In October 2002, the Company executed a $75,000,000 Senior Secured Notes agreement and amended its $207,000,000 Senior Credit Facility and $118,000,000 Syndicated Term Loan. Proceeds from the Notes transaction were used to reduce the Senior Credit Facility to $147,000,000. The amendments extend the maturity date of the Senior Credit Facility and Syndicated Term Loan to October 31, 2004 and do not require principal prepayments. In addition, the amendments increase the applicable margin charged the Company on its LIBOR based interest rate by 50 basis points and establish less restrictive quarterly covenant levels. The variable interest rates on the Senior Credit Facility and the Syndicated Term Loan approximated 6.0% at December 31, 2002.

Financial Condition—(Continued)

The pricing features and covenants of the Senior Credit Facility and the Syndicated Term Loan are the same. The most restrictive covenants on the Senior Credit Facility and Syndicated Term Loan require the Company to maintain a (1) minimum level of earnings before interest, taxes, depreciation and amortization (EBITDA), (2) maximum leverage ratio, (3) minimum cash flow coverage ratio, (4) minimum interest coverage ratio (5) minimum level of net worth and (6) limitation on capital expenditures and prohibition of the payment of cash dividends by the Company. The Company was in compliance with all covenants at December 31, 2002.

The $75,000,000 Senior Secured Notes mature on October 25, 2008 with scheduled amortization in 2007 and 2008 (50% of the original principal in each year). Interest on the notes includes a 13% per annum cash payment, payable quarterly, and a 5% per annum payment-in-kind. The Senior Secured Notes contain financial covenants that, though similar in nature, are less restrictive than those of the Senior Credit Facility and Syndicated Term Loan.

Both the Senior Credit Facility and Syndicated Term Loan are secured by liens senior to the liens securing the Senior Secured Notes. The Senior Credit Facility, Syndicated Term Loan and Senior Secured Notes are senior to the Company’s $100,000,000 Senior Subordinated Notes which mature in February 2009 and have a fixed interest rate of 10%.

At December 31, 2002, the Company had $48,334,000 available for use on the Senior Credit Facility. Anticipated cash flows from operations and current financial resources are expected to meet the Company’s needs during 2003. All financing alternatives are under constant review to determine their ability to provide sufficient funding at the least possible cost.

In 2002, the Company incurred $8,413,000 of deferred financing costs related to the execution of the Senior Secured Notes agreement and amendment of the Senior Credit Facility and Syndicated Term Loan. In 2001, the Company incurred $1,734,000 of deferred financing costs related to the amendment of the Senior Credit Facility and Syndicated Term Loan. In 2000, the Company incurred $1,220,000 of deferred financing costs related to the creation of the Syndicated Term Loan and extension of the Senior Credit Facility. The deferred financing costs are being amortized over the terms of the respective agreements and are included in Other Assets on the consolidated balance sheet.

In 2002, the Company’s additional borrowings exceeded debt repayments by $6,576,000, while, in 2001 and 2000, the Company’s additional borrowings exceeded debt repayments by $10,295,000 and $74,950,000, respectively. Additional borrowings in 2002 were used primarily for financing costs related to the execution of the Senior Secured Notes agreement and amendment of the Senior Credit Facility and Syndicated Term Loan as well as to fund higher interest costs. 2001 additional borrowings were primarily used to fund capital expenditures, cash dividend payments, higher interest costs and financing costs related to the 2001 amendment of the Senior Credit Facility and Syndicated Term Loan. Additional borrowings in 2000 were primarily used for financing the Michigan Limestone and Global Stone Portage acquisitions.

The Company’s Senior Credit Facility requires interest rate protection on fifty-percent of the Company’s senior secured debt. Accordingly, the Company entered into interest rate swap agreements in 2000 to limit the effect of increases in the interest rates on variable rate debt. The differential between fixed and variable rates is recorded as an increase or decrease to interest expense. The effect of these agreements was to fix the Company’s interest rate exposure, including the applicable margin charged the Company on its LIBOR based interest rate, at 11.12% on the Senior Credit Facility and Syndicated Term Loan. At December 31, 2002, the Company’s derivatives have maturities ranging from April 3, 2003 through June 30, 2004.

As a result of falling LIBOR based interest rates, interest expense increased to $9,967,000 and $5,176,000 in 2002 and 2001, respectively, because of these interest rate swaps. Additionally, the Company’s other expense increased $7,000 in 2002 and $3,096,000 in 2001. The $3,096,000 charge in 2001 primarily represents the mark-to-market valuation of swaps that did not qualify as hedging instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133)

Financial Condition—(Continued)

during the first quarter of 2001. Interest expense decreased by $723,000 in 2000 because of these interest rate swaps. See Note F to the consolidated financial statements for a further description of the Company’s swap agreements.

The following tables provide information about the Company’s derivative and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and debt obligations. For debt obligations, the table presents cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average LIBOR interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward LIBOR rates in the yield curve, plus a 4.25% margin in 2002 and a 3.75% margin in 2001 for variable rate long-term debt. The Company does not hold or issue financial instruments for speculative purposes.

	December 31, 2002
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$2,009	$2,016	$2,010	$2,073	$46,981	$137,594	$192,683	$147,362
Average interest rate	12.86%	12.93%	12.99%	13.06%	13.13%	12.18%
Variable rate	334	201,329	334	334	334		202,665	202,665
Average interest rate	5.68%	6.63%	1.97%	3.08%	3.75%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed	170,000	50,000					220,000	9,773
Average LIBOR pay rate	6.79%	6.97%
Average LIBOR receive rate	1.43%	2.38%

	December 31, 2001
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$2,076	$1,961	$2,016	$2,010	$2,071	$108,886	$119,020	$106,950
Average interest rate	9.53%	9.54%	9.59%	9.69%	9.74%	9.74%
Variable rate	333	268,084	334	334	334	334	269,753	269,753
Average interest rate	6.10%	8.39%	3.75%	4.58%	4.84%	5.25%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed		170,000	50,000				220,000	13,810
Average LIBOR pay rate	6.87%	6.79%	6.97%
Average LIBOR receive rate	2.35%	4.64%	5.47%

In 2002, the Company received proceeds of $2,304,000 from the sale of non-strategic mineral processing operations in the Performance Minerals segment and other miscellaneous asset sales. In connection with the sale of non-strategic mineral processing operations, $959,000 (or $0.12 per share net loss, assuming dilution) of proceeds received in excess of the net book value of the underlying assets was recorded within the provision for restructuring, asset impairments and early retirement programs on the Consolidated Statement of Operations. Additionally, the Company recorded pretax gains of $55,000 in 2002 related to other miscellaneous asset sales. In 2001 and 2000 the Company received proceeds of $326,000 and $1,731,000, respectively, and recorded pretax gains of $64,000 and $1,907,000, respectively, from miscellaneous asset sales.

The Company did not declare a cash dividend during 2002, as 2001 and 2002 amendments to the financial covenants of the Company’s Senior Credit Facility and Syndicated Term Loan prohibit the payment of cash dividends. The Company declared dividends of $0.60 per share during 2001 and $0.80 per share during 2000. Dividends paid were $2,983,000 in 2001 and $3,972,000 in 2000.

Financial Condition—(Continued)

At December 31, 2002, the Company re-evaluated assumptions used in determining postretirement pension and health care benefits. The weighted-average discount rate was adjusted from 7.25% to 7.00% to better reflect market rates. The decrease resulted in an increase in the projected benefit obligation of $2,230,000 for the pension plans and $1,580,000 for the postretirement benefit plan. Though the change in the discount rate will increase the Company’s pension and postretirement expense in 2003, the impact is not expected to be material. The fair value of the Company’s pension plan assets declined $18,564,000 during 2002, and that decline is estimated to result in $1,910,000 in additional pension expense in 2003.

At December 31, 2001, the Company revised the weighted-average discount rate from 8.0% to 7.25%. The revised discount rate resulted in an increase in the projected benefit obligation of $6,128,000 for the pension plans and $4,620,000 for the postretirement benefit plan. The Company’s fair value of pension plan assets declined by $10,328,000 during 2001, and that decline resulted in approximately $1,250,000 in additional pension expense in 2002. At December 31, 2000, the Company revised the expected annual trend rate increase in the per capita cost of health care benefits from 7.3% to 9.0%. The revised trend rate increased the Company’s postretirement benefits projected benefit obligation by $4,189,000 at December 31, 2000. In 2000, the Company’s liability and expense resulting from the Coal Industry Retiree Health Benefit Act of 1992 was reduced by $2,135,000 primarily as a result of a decline in the number and change in the mix of beneficiaries assigned to the Company.

In conjunction with the Company’s 2001 annual meeting, the Company’s stockholders approved the re-incorporation of the Company as an Ohio corporation and certain changes to the Company’s capital structure. The changes included an increase in the number of authorized shares from 10,000,000 to 30,000,000 and the replacement of existing unissued preferred stock with 5,000,000 shares of “blank check” preferred stock. The term “blank check” preferred stock refers to stock for which designations, preferences, conversion rights, participation and other rights, including voter rights (subject to some limitations established by law), qualifications, limitations, and restrictions may be determined by the board of directors. The articles of incorporation establish restrictions on the blank check preferred stock relating to the conversion price and the number of common shares into which the preferred stock may be converted in order to limit the dilution to holders of common stock. No blank check preferred stock was issued or outstanding at December 31, 2002.

The Company’s President and Chief Executive Officer Michael D. Lundin was one of the former owners of Michigan Limestone Operations Limited Partnership (Michigan Limestone), which the Company acquired during the second quarter of 2000. Mr. Lundin’s share of the Michigan Limestone purchase price at closing was $9,858,000, of which he received $4,858,000 after paying loans and expenses related to the transaction. Additionally, Mr. Lundin receives an 18.6% share of contingent payments, which totaled $571,000, $568,000 and $592,000 in 2002, 2001 and 2000, respectively. Mr. Lundin was not an executive officer of the Company prior to the Michigan Limestone acquisition.

In the fourth quarter 2002, the Company agreed with its insurers to fund settlement and defense costs arising out of asbestos litigation, effective April 1, 2003, to the extent an insurer is insolvent. On March 31, 2003, the Company anticipates receiving the remaining funds on certain insurance policies covering certain of such liabilities, which the Company will use to fund its share of settlements in 2003. Management does not anticipate its share of such liabilities in 2003 to exceed the amount of insurance proceeds it will receive; however, management recorded a reserve for such liabilities based upon historic settlement levels. Even after receipt of these funds, the Company continues to have in place multiple layers of insurance from multiple providers.

Results of Operations

The Company’s net sales and operating revenues in 2002 of $400,572,000 were 1% less than the 2001 level of $404,211,000 and were 2% greater than the 2000 level of $393,181,000. Operating income increased to $34,625,000 in 2002 compared with $15,208,000 in 2001 and decreased in comparison to $51,019,000 in 2000. The Company reported a net loss for 2002 of $6,608,000 (or $1.32 per share, assuming dilution) compared to a net loss of $18,815,000 ($3.76 per share, assuming dilution) for 2001 and net income of $15,028,000 (or $3.00 per share, assuming dilution) for 2000.

The decrease in net sales and operating revenues in 2002 compared with 2001 is primarily attributable to lower volume demand for fracturing sands, the closure of three non-strategic operating locations as part of the fourth quarter 2001 restructuring and lower volume demand for building materials in the Performance Minerals segment and lower volume demand for fillers from the carpet and flooring markets and lower lime sales in the Oklahoma regional market in the Global Stone segment. These decreases to net sales and operating revenues were partially offset by increased demand for fillers sold to the roofing and glass markets from the Company’s James River and Global Stone Portage facilities, increased demand for lawn and garden products, increased volume to the steel industry from the Company’s Chemstone and Winchester facilities and Great Lakes Minerals selling a higher percentage of its limestone at a delivered price, including freight. The increase in net sales and operating revenues between 2002 and 2000 is primarily attributable to the timing of the Global Stone Portage acquisition in September of 2000, whose effects are partially offset by the 2002 trends identified above. Adjusting for the timing of the Global Stone Portage acquisition, net sales and operating revenues in 2000 were comparable to 2001 levels. Based on macroeconomic forecasts, the Company expects GDP growth to be in the 2% to 3% range for 2003 and, as such, is expecting low, single-digit growth in net sales and operating revenues, excluding acquisitions and dispositions.

Operating income in 2002 compared with 2001 increased primarily because of a one-time, pretax charge for restructuring, asset impairments and early retirement programs in 2001 of $16,068,000 (or $1.97 per share net loss, assuming dilution) and cessation of goodwill amortization in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which the Company adopted during the first quarter of 2002. Adjusting for goodwill amortization and the prior-year, one-time charge, operating income as a percentage of net sales and operating revenues increased to 9% in 2002 compared with 8% in 2001. The Company improved operating margins between 2002 and 2001 by planned cost reductions and productivity enhancements, benefits from its 2001 restructuring efforts and efficiencies from its Great Lakes Minerals segment’s pooling arrangement with American Steamship. The decrease in operating income between 2002 and 2000 can be attributed to higher general and administrative costs as a result of increased costs to provide retirement benefits, increased fuel costs, decreased fracturing sand sales, more weather related delay days and fewer sailing days on the Great Lakes. The Company expects that operating income will improve in 2003, as a result of continued cost reductions, productivity enhancements and benefits from the pooling arrangement with American Steamship. However, the extent of improvement is dependent on the general economy.

The decrease in net loss in 2002 compared with 2001 resulted from higher operating income in 2002 and one-time, pretax charges in 2001 of $7,251,000 (or $0.88 per share net loss, assuming dilution) for the adoption of SFAS No. 133 and to establish a reserve against an unsecured note receivable, partially offset by increased interest expense and a one-time charge in 2002 of $2,408,000 (or $0.29 per share net loss, assuming dilution) to reserve for product liability claims. The decrease in net income between 2000 and 2002 resulted from decreased operating income, increased interest expense and the 2002 one-time charge. The Company expects interest

Results of Operations—(Continued)

expense to increase to $49,000,000 in 2003 because of approximately $4,200,000 in increased amortization of deferred financing costs resulting from the execution of the Senior Secured Notes agreement and amendment to the Senior Credit Facility and Syndicated Term Loan during 2002 and a higher average fixed interest rate resulting from the Company’s Senior Secured Notes.

The Company operates its businesses as three reporting segments focused on its key markets served. The segments align operations that share business strategies and that are related by geography and product mix and reflects the way management evaluates the operating performance of its business. The operations are reported as: Great Lakes Minerals, which is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company’s Michigan Limestone and Marine Services operations; Global Stone, whose lime, limestone fillers, chemical limestone, construction aggregate and lawn and garden product businesses operate primarily in the Southeast and Mid-Atlantic regions; and Performance Minerals, which mines and processes specialized industrial minerals, primarily high-purity silica sands and muscovite mica. The operating results of the Company’s business segments for 2002, 2001 and 2000 are discussed below.

Great Lakes Minerals

Net sales and operating revenues for the Great Lakes Minerals segment increased 3% to $156,920,000 in 2002 compared with $152,106,000 in 2001, but decreased 2% when compared with 2000’s total of $159,843,000. The $4,814,000 increase in net sales and operating revenues in 2002 compared with 2001 is primarily attributable to the segment selling a higher percentage of its limestone at a delivered price, including freight, partially offset by lower revenues due to the timing of the start of the shipping season on the Great Lakes, resulting in fewer sailing days in 2002 as compared to 2001.

The $2,923,000 decrease in net sales and operating revenue in 2002 compared with 2000 is primarily the result of more weather related delay days and lower overall demand from steel customers. The Company expects net sales and operating revenues to increase in 2003 due to the first quarter 2003 acquisition of Erie Sand and Gravel and continued execution of the Company’s Great Lakes Minerals strategy.

Cost of goods sold and operating expenses for the Great Lakes Minerals segment totaled $113,636,000 in 2002 compared with $113,230,000 in 2001 and $110,624,000 in 2000. As a percentage of net sales and operating revenues, cost of goods sold and operating expenses of 72% in 2002 decreased compared to 74% in 2001 and increased compared to 69% in 2000. The decrease in cost of goods sold and operating expenses as a percentage of net sales and operating revenues between 2002 and 2001 is primarily due to benefits derived from the pooling arrangement with American Steamship. The increase in cost of goods sold and operating expenses as a percentage of net sales and operating revenues between 2002 and 2000 is primarily the result of higher fuel costs and the expensing of higher winter maintenance costs in the mining operation. Because of the timing of the Michigan Limestone acquisition, no winter maintenance costs were incurred or expensed by the segment in 2000.

Operating income in 2002 increased to $18,858,000 compared to $15,421,000 in 2001 and decreased compared to $28,517,000 in 2000. The increase in operating income in 2002 compared with 2001 was primarily due to the decrease in cost of goods sold and operating expenses as a percentage of net sales and operating revenues discussed above. The decrease in operating income between 2002 and 2000 resulted from the increase in cost of goods sold and operating expenses as a percentage of net sales and operating revenues discussed above and an increase in the cost of providing retirement benefits.

Despite management’s expectation that limestone demand will be relatively flat, management is optimistic that the Great Lakes Minerals segment will see improvement in 2003 due to continued benefits and efficiencies from the pooling arrangement with American Steamship and the acquisition of Erie Sand and Gravel, which is expected to strengthen the Company’s leadership position on the Great Lakes.

Results of Operations—(Continued)

Global Stone

Net sales for the Global Stone segment increased by $5,991,000, or 4%, to $161,220,000 in 2002 compared with $155,229,000 during 2001. The segment’s 2002 net sales increased $17,264,000, or 12%, compared with 2000 sales of $143,956,000. Net sales increased in 2002 compared with 2001 primarily because of an increase in lawn and garden volume demand, the addition of new customers in the roofing and glass fillers industries being serviced by the segment’s James River and Global Stone Portage facilities and increased volume demand from steel customers out of the segment’s Chemstone and Winchester facilities, partially offset by decreased volume demand for carpet and flooring fillers and decreased lime sales in the Oklahoma regional market. The increase in net sales in 2002 compared to 2000 resulted from the trends identified above, increased freight included in net sales and the timing of the Global Stone Portage acquisition in September 2000. After adjusting for the timing of the Global Stone Portage acquisition and freight, 2000 sales were relatively flat compared to 2001 levels. Demand for fillers used in roofing shingles and glass and lawn and garden products were solid in 2002, while demand continued to weaken for fillers used in the carpet and flooring industry. Management expects these trends to continue over the next several quarters and believes sales for the segment will remain stable at 2002 levels during 2003.

Cost of goods sold for the Global Stone segment totaled $122,550,000 in 2002, an increase of 3% from $118,870,000 in 2001, and an increase of 17% from $105,109,000 in 2000. Cost of goods sold as a percentage of net sales was 76% in 2002, 77% in 2001 and 73% in 2000. The decrease in cost of goods sold as a percentage of net sales in 2002 compared to 2001 primarily resulted from planned cost reductions and productivity enhancements at the plant level. The increase in cost of goods sold as a percentage of net sales in 2002 compared with 2000 was primarily attributable to increased fuel and energy costs. Management believes that continued cost control measures and productivity enhancements will improve the percentage of cost of goods sold to net sales in 2003.

Operating income for the Global Stone segment increased 39% to $15,603,000 during 2002 compared with $11,232,000 during 2001 and increased 1% compared with $15,484,000 during 2000. The increase in operating income in 2002 compared with 2001 is primarily attributable to the cessation of goodwill amortization in accordance with SFAS No. 142 ($1,799,000 in 2001), the increase in sales and decrease in cost of goods sold as a percentage of net sales discussed above, partially offset by an increase in the cost of providing retirement benefits. Additionally, the segment benefited in 2002 from the closure of its administrative office in Roswell, Georgia as part of the Company’s fourth quarter 2001 restructuring. Management expects that the Global Stone segment will improve its operating profitability in 2003 through continued cost control measures and productivity enhancements.

Performance Minerals

Net sales in 2002 for the Performance Minerals segment totaled $85,920,000 and decreased 14% compared to $99,389,000 in 2001 and 5% compared to $90,053,000 in 2000. The decrease in net sales for 2002 compared with 2001 primarily resulted from a decrease in volume demand for fracturing sand from the segment’s Brady, Texas facility, which is used to support drilling activity of oil field service firms, the closure of three non-strategic operating locations as part of the Company’s fourth quarter 2001 restructuring and decreased volume demand for building materials and golf course recreational sands. The decrease in net sales for 2002 compared to 2000 primarily resulted from the same trends as identified above. Management believes net sales for the segment will decline during 2003, reflecting continued softness in oil-patch activity and the economic environment.

Results of Operations—(Continued)

Cost of goods sold for the Performance Minerals segment totaled $61,968,000 in 2002, a decrease of 13% compared with $71,061,000 in 2001 and 3% compared with $63,882,000 in 2000. Cost of goods sold, as a percentage of net sales was 72% during 2002 compared with 71% during 2001 and 2000. The increase in cost of goods sold as a percentage of net sales for 2002 compared to 2001 and 2000 is primarily due to fixed production costs being spread over fewer sales, the effects of which were partially offset by the closure of three lower-margin facilities as part of the Company’s fourth quarter 2001 restructuring. Management expects the percentage of costs of goods sold to net sales in 2003 to remain consistent with or decline slightly compared to 2002 levels.

Operating income for the Performance Minerals segment decreased 7% to $12,316,000 during 2002 compared with $13,245,000 during 2001, and increased 3% compared with $12,007,000 during 2000. The decrease in operating income for 2002 compared with 2001 primarily resulted from the decrease in sales and increase in cost of goods sold as a percentage of net sales discussed above, partially offset by the closure of the segment’s administrative office in Phoenix, Arizona as part of the Company’s fourth quarter 2001 restructuring and the cessation of goodwill amortization in accordance with SFAS No. 142 ($1,132,000 in 2001). The increase in operating income for 2002 compared with 2000 resulted from the benefits of the fourth quarter 2001 restructuring and cessation of goodwill amortization outweighing the effects of decreased sales between the years. Management expects operating income for the segment to decrease in 2003, as sales are expected to decrease and fixed costs are expected to remain consistent.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense, including goodwill amortization, decreased to $33,665,000 in 2002 compared with $35,732,000 in 2001 and $32,317,000 during 2000. The decrease in 2002 compared with 2001 is primarily the result of the cessation of goodwill amortization in accordance with SFAS No. 142, partially offset by increased depreciation as a result of capital expenditures. The increase in 2002 compared with 2000 is primarily the result of 2000 including depreciation, depletion and amortization related to Michigan Limestone and Global Stone Portage from their respective dates of acquisition in the second and third quarters of 2000 and increased depreciation as a result of capital expenditures, partially offset by the cessation of goodwill amortization in 2002. Depreciation, depletion and amortization is expected to increase slightly in 2003 due to recent and planned capital expenditures.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased to $37,145,000 for 2002 compared with $35,171,000 for 2001 and $30,747,000 for 2000. As a percentage of total revenues, general, administrative and selling expenses were 9% in 2002 and 2001 and 8% in 2000. The increase in expenses in 2002 compared with 2001, despite a decrease in total revenues, is principally the result of increases in the cost to provide retirement benefits, partially offset by benefits from the fourth quarter 2001 restructuring. The increase in expenses in 2002 compared with 2000 is a result of increases in the cost to provide retirement benefits and the timing of the Michigan Limestone and Global Stone Portage acquisitions. Despite cost control measures by the Company, management anticipates that general, administrative and selling expenses will increase slightly in 2003 as the cost to provide retirement benefits is expected to continue to increase.

Restructuring, Asset Impairments and Voluntary Early Retirement

During the fourth quarter of 2002, the Company recorded a $1,154,000 pretax asset impairment charge (or $0.14 per share net loss, assuming dilution) to reduce the carrying value of certain fixed assets of the Performance Minerals and Global Stone segments to their estimated fair values based on expected future cash flows (essentially zero). The impaired assets primarily represent machinery, equipment and land improvements that are currently idle and whose future operation is not integral to the long-term strategic direction of the Company. The charge is included in the provision for restructuring, asset impairments and early retirement programs on the Consolidated Statement of Operations.

Results of Operations—(Continued)

During 2002, the Company sold non-strategic mineral processing operations closed in conjunction with the 2001 restructuring with the excess of cash proceeds over carrying value of $959,000 (or $0.12 per share net loss, assuming dilution) being included in the provision for restructuring, asset impairments and early retirement programs in the Consolidated Statement of Operations.

During the fourth quarter of 2001, the Company recorded a $11,945,000 pretax charge (or $1.46 per share net loss, assuming dilution) related to the closure of both headquarter administrative offices for the Performance Minerals and Global Stone segments, the closure of three non-strategic mineral processing operations in the Performance Minerals segment, the write down of certain non-strategic mineral reserve assets and an implementation of an additional voluntary early retirement program. The Company recorded a $4,123,000 pretax charge (or $0.51 per share net loss, assuming dilution) in the first quarter of 2001 related to a voluntary early retirement program and the restructuring of its Performance Minerals’ Ohio-based operations. The Company initiated its restructuring program for cost reductions and to reorganize its operating management to a flatter structure, enabling integration across business units. The Company’s closure of three mineral processing operations resulted from management’s determination that the abrasives business was no longer strategic to the Company. The Company’s write down of non-strategic mineral reserve assets was based upon the type and location of these reserves.

The Company had no such charges in 2000.

The following summarizes the provision for restructuring, asset impairments and early retirement programs and the remaining balance at year-end (in thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total
2001 charge	$7,261	$6,434	$2,373	$16,068
Amounts utilized	(4,288)	(6,434)		(10,722)
Actual expenditures	(410)		(93)	(503)

Remaining reserve at December 31, 2001	$2,563	$-0-	$2,280	$4,843
2002 charge		1,154		1,154
Amounts utilized		(1,154)		(1,154)
Actual expenditures	(1,500)		(1,077)	(2,577)
Provisions and adjustments to prior Reserves, net	(298)		66	(232)

Remaining reserve at December 31, 2002	$765	$-0-	$1,269	$2,034

Other

Interest expense increased in 2002 to $43,595,000 from $40,084,000 and $34,027,000 during 2001 and 2000, respectively. Of the $43,595,000 in interest expense, $30,253,000 is from the Company’s bank debt, $9,967,000 is related to the Company’s interest rate swap agreements, $3,121,000 is the expense on deferred financing fees and the remaining $254,000 is on a note payable, capital leases and other debt. The 9% increase from 2001 in interest expense is primarily the result of an increase in deferred financing fees to fund the 2002 execution of the Senior Secured Notes agreement and amendment of the Senior Credit Facility and Syndicated Term Loan in 2002 and 2001, an increase in the Company’s leverage-based margin and an increase in the Company’s average fixed interest rate resulting from the Senior Secured Notes. The Company has not been able to take advantage of falling LIBOR rates because it has been substantially hedged on its variable rate debt. The 28% increase from 2000 in interest expense is primarily due to the trends identified above and the timing of the funding of the April 2000 acquisition of Michigan Limestone. Management expects interest expense to approximate $49,000,000 in 2003.

Results of Operations—(Continued)

Other expense, net was $4,121,000 in 2002 compared with other expense, net of $6,768,000 in 2001 and other income, net of $1,974,000 in 2000. The primary reason for other expense in 2002 is the Company’s reserve of $2,408,000 for product liability claims. The primary reasons for the other expense in 2001 were the Company’s reserve for an unsecured note receivable of $4,303,000 arising from the 1998 sale of a discontinued, steel-related business. The Company deemed this reserve necessary primarily because of the uncertain financial condition of the buyer and the buyer’s customer base, including Chapter 11 bankruptcy filings of several of the buyer’s major customers. The note was settled during the fourth quarter of 2002. Additionally, as a result of adopting SFAS No. 133, the Company recorded a charge of $3,096,000 in 2001, relating to the non-cash mark-to-market valuation change of the Company’s interest rate swap agreements. The Company does not anticipate material additional charges in other expense in the future related to SFAS No. 133 because its derivative agreements were restructured to meet the requirements of effective cash flow hedge agreements. Under the requirements, charges are recognized as interest expense in the statement of operations when the hedged transaction affects earnings. Other income in 2000 was the result of a reduction in the Coal Act expense due to a decline in the number and change in the mix of beneficiaries assigned to the Company.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The Company is required to adopt SFAS No. 143 at January 1, 2003. The Company has not completed its analysis, however, expects assets and liabilities to increase significantly, while cash flows will not be significantly impacted, as a result of adopting SFAS No. 143.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections” (SFAS No. 145). SFAS No. 145 eliminates the requirement to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt shall be reported in operations, unless the extinguishment qualifies as an extraordinary item under Accounting Practice Bulletin Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also requires that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. The Company is required to adopt SFAS No. 145 at January 1, 2003. The Company expects no impact on its consolidated financial position or results of operations as a result of adopting SFAS No. 145.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (Issue 94-3).” The fundamental difference between SFAS No. 146 and Issue 94-3 relates to the requirements for recognition of a liability for exit or disposal costs. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company is required to adopt SFAS No. 146 at January 1, 2003. The Company expects no impact on its consolidated financial position or results of operations as a result of adopting SFAS No. 146.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this item is submitted in a separate section of this Annual Report on Form 10-K on page 20 under ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this Annual Report on Form 10-K on pages F-1 through F-27.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Directors of the Company, as required by Part III, Item 10, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders under the headings “Proposal 1—Election of Directors—Nominees for Term Expiring in 2004” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K in Part I, Item 1, under the heading “Executive Officers of the Registrant.”

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding Executive Compensation, as required by Part III, Item 11, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders under the headings “Proposal 1—Election of Directors—Compensation of Directors,” “Compensation of Executive Officers—Summary Compensation Table,” “Compensation of Executive Officers—Stock Option Grants in 2002,” “Compensation of Executive Officers—Option Grants in Last Fiscal Year,” “Compensation of Executive Officers—Retirement Plans,” “Compensation of Executive Officers—Capital Accumulation Plan,” “Officer Agreements” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, as required by Part III, Item 12, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders under the headings “Compensation of Executive Officers—Equity Compensation Plan Information” and “Beneficial Ownership of Oglebay Norton Common Stock.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding Certain Relationships and Related Transactions, as required by Part III, Item 13, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders under the heading “Certain Relationships and Related Party Transactions.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—(Continued)

Stockholder Inquiries:

Copies of the SEC Form 10-K for 2002 are available on the Company’s internet site (www.oglebaynorton.com) and will be provided without charge to shareholders upon written request to:

Rochelle F. Walk
Vice President and Secretary
Oglebay Norton Company
North Point Tower
1001 Lakeside Avenue, 15th Floor
Cleveland, OH 44114-1151
(216) 861-8734

ITEM 14.    CONTROLS AND PROCEDURES

Company management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures completed February 18, 2003.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) List of Financial Statements: The following consolidated financial statements of Oglebay Norton Company and its Subsidiaries are included in Item 8:

Report of Ernst & Young LLP, Independent Auditors

Consolidated Statement of Operations—Years Ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheet—December 31, 2002 and 2001

Consolidated Statement of Cash Flows—Years Ended December 31, 2002, 2001 and 2000

Consolidated Statement of Stockholders’ Equity—Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements—December 31, 2002, 2001 and 2000

(a)(2) and (d) Financial Statement Schedules: No consolidated financial statement schedules are presented because the schedules are not required, the information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and related notes.

(a)(3) and (c) Exhibit Index: The response to this portion of Item 14 is submitted in a separate section of this Annual Report on Form 10-K at pages I-1 through I-6.

(b): On November 1, 2002 the Company filed a Current Report on Form 8-K, dated October 25, 2002, under Items 5 and 7.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

By:	/s/ MICHAEL D. LUNDIN
President and Chief Executive Officer February 28, 2003

By:	/s/ JULIE A. BOLAND
Vice President and Chief Financial Officer February 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the Principal Executive Officer, the Principal Financial Officer, the Principal Accounting Officer and a majority of the Directors of the Company on February 28, 2003.

/s/ MICHAEL D. LUNDIN Michael D. Lundin	President and Chief Executive Officer Principal Executive Officer; Director

/s/ JULIE A. BOLAND Julie A. Boland	Vice President and Chief Financial Officer; Principal Financial and Accounting Officer

/s/ JOHN N. LAUER John N. Lauer	Chairman of the Board of Directors

/s/ MALVIN E. BANK Malvin E. Bank	Director

/s/ WILLIAM G. BARES William G. Bares	Director

/s/ JAMES T. BARLETT James T. Barlett	Director

/s/ ALBERT C. BERSTICKER Albert C. Bersticker	Director

/s/ MADELEINE W. LUDLOW Madeleine W. Ludlow	Director

/s/ WILLIAM G. PRYOR William G. Pryor	Director

/s/ JOHN D. WEIL John D. Weil	Director

CERTIFICATIONS

I, Michael D. Lundin, President and Chief Executive Officer of Oglebay Norton Company (the Registrant), certify that:

1.    I have reviewed this Annual Report on Form 10-K of Oglebay Norton Company;

2.    Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.    Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.    The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)    Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)    Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing equivalent functions):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.    The Registrant’s other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: February 28, 2003

By:	/s/ MICHAEL D. LUNDIN
Michael D. Lundin President and Chief Executive Officer

CERTIFICATIONS—(Continued)

I, Julie A. Boland, Vice President and Chief Financial Officer of Oglebay Norton Company (the Registrant), certify that:

1.    I have reviewed this Annual Report on Form 10-K of Oglebay Norton Company;

2.    Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.    Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.    The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)    Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)    Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing equivalent functions):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.    The Registrant’s other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: February 28, 2003

By:	/s/ JULIE A. BOLAND
Julie A. Boland Vice President and Chief Financial Officer

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

BOARD OF DIRECTORS

OGLEBAY NORTON COMPANY

We have audited the accompanying consolidated balance sheet of Oglebay Norton Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oglebay Norton Company and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Notes A and F to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

/s/  ERNST & YOUNG LLP

Cleveland, Ohio

February 14, 2003

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31
	2002	2001	2000
NET SALES AND OPERATING REVENUES	$400,572	$404,211	$393,181

COSTS AND EXPENSES
Cost of goods sold and operating expenses	294,647	300,972	277,798
Depreciation, depletion and amortization	33,665	32,801	29,841
Goodwill amortization	–0–	2,931	2,476
General, administrative and selling expenses	37,145	35,171	29,916
Provision for doubtful accounts	527	1,060	2,131
Provision for restructuring, asset impairments and early retirement programs	(37)	16,068	–0–

	365,947	389,003	342,162

OPERATING INCOME	34,625	15,208	51,019
Gain on disposition of assets	55	64	1,907
Interest expense	(43,595)	(40,084)	(34,027)
Other (expense) income—net	(4,121)	(6,768)	1,974

(LOSS) INCOME BEFORE INCOME TAXES	(13,036)	(31,580)	20,873
INCOME TAXES (BENEFIT)
Current	–0–	–0–	700
Deferred	(6,428)	(12,765)	5,145

	(6,428)	(12,765)	5,845

NET (LOSS) INCOME	$(6,608)	$(18,815)	$15,028

PER SHARE AMOUNTS:
NET (LOSS) INCOME PER SHARE—BASIC	$(1.32)	$(3.76)	$3.02

NET (LOSS) INCOME PER SHARE—ASSUMING DILUTION	$(1.32)	$(3.76)	$3.00

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars and shares in thousands, except per share amounts)

	December 31
	2002	2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$756	$2,307
Accounts receivable (net of reserve for doubtful accounts of $3,866 in 2002 and $3,600 in 2001)	55,675	46,477
Inventories:
Raw materials and finished products	39,273	34,578
Operating supplies	14,746	14,018

	54,019	48,596
Deferred income taxes	3,951	5,236
Other assets	8,915	6,565

TOTAL CURRENT ASSETS	123,316	109,181
PROPERTY AND EQUIPMENT
Land and improvements	36,738	36,525
Mineral reserves	156,069	149,122
Buildings and improvements	41,423	40,456
Machinery and equipment	498,191	488,416

	732,421	714,519
Less allowances for depreciation, depletion and amortization	295,163	264,920

	437,258	449,599
GOODWILL (net of accumulated amortization of $11,093 in 2002 and 2001)	73,044	73,044
PREPAID PENSION COSTS	37,695	36,451
OTHER ASSETS	16,154	11,874

TOTAL ASSETS	$687,467	$680,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2,343	$2,353
Accounts payable	24,799	20,828
Payrolls and other accrued compensation	9,374	7,312
Accrued expenses	16,356	15,302
Accrued interest expense	10,155	10,353
Income taxes payable	5,887	6,055

TOTAL CURRENT LIABILITIES	68,914	62,203
LONG-TERM DEBT, less current portion	393,005	386,420
POSTRETIREMENT BENEFITS OBLIGATION	47,808	45,746
OTHER LONG-TERM LIABILITIES	35,470	34,587
DEFERRED INCOME TAXES	26,769	28,253
STOCKHOLDERS’ EQUITY
Preferred stock, 5,000 shares authorized in 2002	–0–	–0–
Common stock, par value $1.00 per share—authorized 30,000 shares in 2002 and 10,000 in 2001; issued 7,253 shares	7,253	7,253
Additional capital	9,727	9,460
Retained earnings	139,267	145,875
Accumulated other comprehensive loss	(9,533)	(8,379)

	146,714	154,209
Treasury stock, at cost—2,275 and 2,279 shares at respective dates	(31,213)	(31,269)

	115,501	122,940

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$687,467	$680,149

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31
	2002	2001	2000
OPERATING ACTIVITIES
Net (loss) income	$(6,608)	$(18,815)	$15,028
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	33,665	32,801	29,841
Goodwill amortization	-0-	2,931	2,476
(Decrease) increase in deferred income taxes	(6,428)	(12,765)	5,145
Income tax refunds	7,855	218	1,424
Gain on disposition of assets	(55)	(64)	(1,907)
Provision for restructuring, asset impairments and early retirement programs	(2,614)	15,565	-0-
Provision on note receivable	-0-	4,303	-0-
(Increase) decrease in prepaid pension costs	(1,244)	898	(5,620)
(Increase) decrease in accounts receivable	(9,253)	5,597	(242)
Decrease in income taxes receivable	-0-	-0-	1,197
Increase in inventories	(5,650)	(2,001)	(10,474)
Increase in accounts payable	3,971	838	5,030
Increase (decrease) in payrolls and other accrued
compensation	2,062	(2,575)	(3,193)
Increase (decrease) in accrued expenses	2,790	(1,714)	(53)
(Decrease) increase in accrued interest	(198)	494	3,941
(Decrease) increase in income taxes payable	(168)	899	750
Other operating activities	(127)	(3,365)	(3,430)

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,998	23,245	39,913
INVESTING ACTIVITIES
Capital expenditures	(20,016)	(26,875)	(36,048)
Acquisition of businesses	-0-	-0-	(75,238)
Proceeds from sale of assets	2,304	326	1,731

NET CASH USED FOR INVESTING ACTIVITIES	(17,712)	(26,549)	(109,555)
FINANCING ACTIVITIES
Repayments on long-term debt	(247,902)	(184,435)	(395,466)
Additional long-term debt	254,478	194,730	470,416
Financing costs	(8,413)	(1,734)	(1,220)
Payments of dividends	-0-	(2,983)	(3,972)
Purchases of treasury stock	-0-	-0-	(134)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(1,837)	5,578	69,624
Effect of exchange rate changes on cash	-0-	33	18

(Decrease) increase in cash and cash equivalents	(1,551)	2,307	-0-
Cash and cash equivalents, January 1	2,307	-0-	-0-

CASH AND CASH EQUIVALENTS, DECEMBER 31	$756	$2,307	$-0-

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands, except per share amounts)

	Common Stock	Additional Capital	Retained Earnings	Other Comprehensive Income (loss)			Common Stock in Treasury	Total Stockholders’ Equity
				Derivative Instruments	Minimum Pension Liability Adjustment	Foreign Currency Translation Adjustment
Balance, January 1, 2000	$7,253	$9,112	$156,617	$-0-	$-0-	$(111)	$(31,862)	$141,009
Comprehensive income:
Net income			15,028					15,028
Foreign currency translation adjustment						17		17

Total comprehensive income								15,045
Dividends, $0.80 per share			(3,972)					(3,972)
Stock plans		409					643	1,052
Purchase of treasury stock							(134)	(134)

Balance, December 31, 2000	$7,253	$9,521	$167,673	$-0-	$-0-	$(94)	$(31,353)	$153,000

Comprehensive income (loss):
Net loss			(18,815)					(18,815)
Derivative instruments:
Cumulative effect of change in accounting for derivatives—net of tax				(3,825)				(3,825)
Loss on derivatives—net of tax				(6,307)				(6,307)
Reclassification adjustments to earnings—net of tax				3,286				3,286
Foreign currency translation adjustment						33		33

Minimum pension liability adjustment—net of tax					(1,472)			(1,472)
Total comprehensive loss								(27,100)
Dividends, $0.60 per share			(2,983)					(2,983)
Stock plans		(61)					84	23

Balance, December 31, 2001	$7,253	$9,460	$145,875	$(6,846)	$(1,472)	$(61)	$(31,269)	$122,940

Comprehensive income (loss):
Net loss			(6,608)					(6,608)
Derivative instruments:
Loss on derivatives—net of tax				(4,326)				(4,326)
Reclassification adjustments to earnings—net of tax				6,122				6,122
Foreign currency translation adjustment						61		61
Minimum pension liability adjustment—net of tax					(3,011)			(3,011)

Total comprehensive loss								(7,762)
Stock plans		267					56	323

Balance, December 31, 2002	$7,253	$9,727	$139,267	$(5,050)	$(4,483)	$-0-	$(31,213)	$115,501

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

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

Property and Equipment:    Property and equipment are stated at cost. The Company provides depreciation on buildings and improvements and machinery and equipment using the straight-line method over the assets’ estimated useful lives that range from 2 to 60 years. Expenditures for repairs and maintenance are charged to operations as incurred. Vessel inspection costs are capitalized and amortized over the shipping seasons between required inspections. Mineral reserves and mining costs associated with the removal of waste rock in the mining process are recorded at cost and are depleted or amortized on a units of production method based upon recoverable reserves.

Intangible Assets:    Intangible assets consist primarily of goodwill and financing costs. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which the Company adopted at January 1, 2002, changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to a non-amortization approach with a review for impairment at least annually. A two-step impairment test is used to first identify potential impairment and then to measure the amount of the impairment, if any. The Company completed the transitional goodwill impairment tests, that indicated that goodwill is not impaired.

In accordance with SFAS No. 142, goodwill amortization was discontinued at January 1, 2002. In 2001 and 2000, goodwill was amortized using the straight-line method over the periods of expected benefit, which ranged from 15 to 40 years. The following table adjusts reported net (loss) income for the years ended December 31, 2001 and 2000 and the related diluted per share amounts to exclude goodwill amortization (in thousands, except per share amounts):

	2002	2001	2000
Net (loss) income, as reported	$(6,608)	$(18,815)	$15,028
Goodwill amortization, net of taxes	-0-	1,905	1,609

Net (loss) income, as adjusted	$(6,608)	$(16,910)	$16,637

Net (loss) income per share, as reported—assuming dilution	$(1.32)	$(3.76)	$3.00
Goodwill amortization, net of taxes	-0-	0.38	0.32

Net (loss) income, as adjusted—assuming dilution	$(1.32)	$(3.38)	$3.32

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

Financing costs are amortized using the straight-line method over the respective periods of the loan agreements, which range from 2 to 10 years.

Additions to Goodwill from acquisitions totaled $5,628,000 in 2000. Asset impairment charges related to goodwill and resulting from the Company’s 2001 restructuring program (see Note C) totaled $2,245,000 in 2001.

Impairment of Tangible Long-Lived Assets:    If an impairment indicator exists, the Company assesses the recoverability of its long-lived tangible assets by determining whether the amortization of the remaining balance of an asset over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the amount of impairment is calculated using a discounted cash flow analysis and the carrying amount of the related asset is reduced to fair value. See Note C for impairment charges recognized by the Company in 2002 and 2001.

Foreign Currency Translation:    The financial statements of the Company’s subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet dates. Income and expense items are translated at average monthly rates of exchange. Translation adjustments are included in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity.

Derivative Instruments:    The Company recognizes all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge.

For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (for example, in interest expense when the hedged transactions are interest cash flows associated with variable rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other expense (income)—net in operations during the period of change. Refer to Note F – Long-Term Debt and Other Financial Instruments for further discussion on the Company’s use of the cash flow hedge strategy. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in other expense (income)—net in operations during the period of change. Refer to Note F – Long-Term Debt and Other Financial Instruments for further discussion on the Company’s use of derivatives that are not designated as hedging instruments.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

Stock Compensation:    The Company accounts for stock-based compensation using the intrinsic value method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The table below summarizes stock compensation cost included in the determination of net (loss) income using the intrinsic value method and the impact on net (loss) income and net (loss) income per share, assuming dilution, had the Company accounted for stock-based compensation using the alternative fair value method of accounting (in thousands, except per share amounts, also see Note H):

	2002	2001	2000
Stock compensation cost included in the determination of net (loss) income, as reported—net of taxes	$369	$213	$266

Net (loss) income, as reported	$(6,608)	$(18,815)	$15,028
Estimated fair value of stock compensation cost, net of taxes	(865)	(862)	(777)

Net (loss) income, as adjusted	$(7,473)	$(19,677)	$14,251

Net (loss) income per share, as reported—assuming dilution	$(1.32)	$(3.76)	$3.00

Net (loss) income, as adjusted—assuming dilution	$(1.49)	$(3.94)	$2.85

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Revenue Recognition:    Sales are generally recognized when products are shipped and title transfers to customers. Operating revenues are recognized as services are provided to customers. For Great Lakes shipments in process at year-end, the Company recognizes revenue pro-ratably based upon the number of sailing days per voyage. Total net sales and operating revenues include external freight billed to customers with the related costs included in cost of sales.

Pooling Arrangement:    During the first quarter of 2002, the Company’s Great Lakes Minerals segment agreed to pool its fleet operations with the fleet operations of American Steamship Company, a wholly owned subsidiary of GATX Corporation. The multi-year agreement provides for the coordination of dispatch and other fleet operations but does not involve the transfer of any assets. Each party to the pooling agreement records operating revenues and operating expenses related to the operation of their fleet vessels. Operating income is allocated between the Company and American Steamship Company in accordance with the sharing provisions outlined in the pooling agreement (including capacity considerations, volume and type of contracts, etc.) The allocation of operating income is determined periodically by a joint board.

New Financial Accounting Standards:    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The Company is required to adopt SFAS No. 143 at January 1, 2003. The Company has not

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

completed its analysis, however, expects assets and liabilities to increase significantly, while cash flows will not be significantly impacted, as a result of adopting SFAS No. 143.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections” (SFAS No. 145). SFAS No. 145 eliminates the requirement to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt shall be reported in operations, unless the extinguishment qualifies as an extraordinary item under Accounting Practice Bulletin Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also requires that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. The Company expects no impact on its consolidated financial position or results of operations as a result of adopting SFAS No. 145.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (Issue 94-3).” The fundamental difference between SFAS No. 146 and Issue 94-3 relates to the requirements for recognition of a liability for exit or disposal costs. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company is required to adopt SFAS No. 146 at January 1, 2003. The Company expects no impact on its consolidated financial position or results of operations as a result of adopting SFAS No. 146.

Reclassifications:    Certain amounts in prior years have been reclassified to conform to the 2002 consolidated financial statement presentation.

NOTE B—ACQUISITIONS AND DISPOSITIONS

In the second quarter of 2000, the Company acquired all of the partnership interests in Michigan Limestone Operations Limited Partnership (Michigan Limestone) for: $53,000,000 in cash; $8,247,000 in assumed debt ($6,314,000 refinanced at closing); and contingent payments subject to achieving certain operating performance parameters through 2011. The Company accrued contingent payments of $3,072,000, $3,050,000 and $3,185,000 at December 31, 2002, 2001 and 2000, respectively, representing additional purchase price and an increase to mineral reserves. The remaining contingent payments can be as high as $28,000,000 in total, with a maximum payment of $4,000,000 in any one year. Contingent payments will be allocated to mineral reserves up to the appraised value of the reserves and thereafter to goodwill. The business has two facilities in Michigan, one of which supplies high calcium limestone and the other dolomitic limestone to a wide variety of users including the building materials, energy and metallurgy industries. Both facilities have access to the Great Lakes and ship essentially all their output by vessel. The assets and results of operations of Michigan Limestone are included within the Company’s Great Lakes Minerals segment.

The Company’s President and Chief Executive Officer, Michael D. Lundin, was one of the former owners of Michigan Limestone. Mr. Lundin’s share of the Michigan Limestone purchase price at closing was $9,858,000, of which he received $4,858,000 after paying loans and expenses related to the transaction.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

Additionally, Mr. Lundin receives an 18.6% share of contingent payments, which totaled $571,000, $568,000 and $592,000 in 2002, 2001 and 2000, respectively. Mr. Lundin was not an executive officer of the Company prior to the Michigan Limestone acquisition.

In the third quarter of 2000, the Company acquired certain assets from the J. M. Huber Corporation (Global Stone Portage) for $12,512,000 in cash. The facility processes fine-ground limestone for use in environmental applications at coal-fired power plants. The assets and results of operations of Global Stone Portage are included within the Company’s Global Stone segment.

The above acquisitions were accounted for under the purchase method. The purchase prices have been allocated based on estimated fair values at the dates of acquisition.

The following unaudited pro-forma information presents a summary of consolidated results of operations for the Company for the year ended December 31, 2000 as if the Michigan Limestone acquisition had occurred on January 1, 2000. The pro forma adjustments give effect to (i) the amortization of the write-up of mineral reserves to fair market value, (ii) the interest expense on debt incurred to fund the acquisition, (iii) the related income tax effects and (iv) assumes that the Company incurred all acquisition related debt as of the beginning of the period.

2000
(in thousands)
Net sales and operating revenues	$395,891
Net income	9,818
Earnings per share—basic	1.97
Earnings per share—assuming dilution	1.96

The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on January 1, 2000, nor are they indicative of the results of future combined operations. On a pro forma basis, Michigan Limestone contributed $1,686,000 of net income in 2000. The $5,210,000 variance between the Company’s reported net income for 2000 of $15,028,000 and the above pro forma net income of $9,818,000 is attributable to winter work costs incurred by Michigan Limestone during its first quarter of seasonal shutdown prior to the acquisition date of April 2000.

Subsequent Event

In January 2003, the Company acquired all of the outstanding common shares of Erie Sand and Gravel Company (Erie Sand and Gravel) for $6,831,000 in cash and $4,069,000 in assumed debt, which was refinanced at closing. Erie Sand and Gravel operates a dock, a Great Lakes vessel, a ready-mix concrete mixing facility and a trucking company that distributes construction sand and aggregates in the northwest Pennsylvania/western New York region. The assets and results of operations of Erie Sand and Gravel Company will be included within the Company’s Great Lakes Minerals segment.

NOTE C—RESTRUCTURING, ASSET IMPAIRMENTS AND VOLUNTARY EARLY RETIREMENT

During the fourth quarter of 2002, the Company recorded a $1,154,000 pretax asset impairment charge (or $0.14 per share net loss, assuming dilution) to reduce the carrying value of certain fixed assets of the Performance Minerals and Global Stone segments to their estimated fair values based on expected future cash

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

flows (essentially zero). The impaired assets primarily represent machinery, equipment and land improvements that are currently idle and whose future operation is not integral to the long-term strategic direction of the Company. The charge is included in the provision for restructuring, asset impairments and early retirement programs on the Consolidated Statement of Operations.

The following summarizes the provision for restructuring, asset impairments and early retirement programs and the remaining reserve balance at December 31, 2002 (in thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total
2001 charge	$7,261	$6,434	$2,373	$16,068
Amounts utilized	(4,288)	(6,434)		(10,722)
Actual expenditures	(410)		(93)	(503)

Remaining reserve at December 31, 2001	$2,563	$-0-	$2,280	$4,843

2002 charge		1,154		1,154
Amounts utilized		(1,154)		(1,154)
Actual expenditures	(1,500)		(1,077)	(2,577)
Provisions and adjustments to prior reserves, net	(298)		66	(232)

Remaining reserve at December 31, 2002	$765	$-0-	$1,269	$2,034

The Company recorded a $11,945,000 pretax charge (or $1.46 per share net loss, assuming dilution), in the fourth quarter of 2001 related to the closure of two subsidiary headquarter offices, the closure of three non-strategic mineral processing operations in the Performance Minerals segment, the write-down of certain non-strategic mineral reserve assets and an implementation of an additional voluntary early retirement program. The entire charge is included in the provision for restructuring, asset impairments and early retirement programs on the Consolidated Statement of Operations, and the expense is classified within Corporate and Other for segment purposes.

The Company recorded a $4,123,000 pretax charge (or $0.51 per share net loss, assuming dilution) in the first quarter of 2001 related to a voluntary early retirement program and the consolidation of its Performance Minerals’ Ohio-based operations. A total of 23 salaried employees and one hourly employee accepted the voluntary early retirement program. This represented 6% of the total salaried personnel in the Company. The consolidation of the Ohio-based Performance Minerals’ operations resulted in the termination of 19 employees, none of whom are still employed by the Company. The total charge included a non-cash incremental charge of $3,726,000 related to pension and postretirement benefits of employees accepting the early retirement program. The charge is included in the provision for restructuring, asset impairments and early retirement programs on the Consolidated Statement of Operations.

The closure of the two subsidiary headquarter offices re-organizes operational management to a flatter structure, enabling more integration across business units as well as reducing head count and related expenses. A total of 18 salaried employees were terminated in these offices during 2001, none of whom are still employed by the Company.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

The closure of three non-strategic mineral processing operations in the Performance Minerals segment resulted in exit costs, asset impairment charges and benefits accrued for the 33 employees who were terminated from these operations, none of whom are still employed by the Company. Exit costs were primarily related to lease obligations for mineral royalties, reclamation and equipment rentals for these three operations. The asset impairment charge was related to goodwill ($2,245,000) and fixed assets. Fixed assets, representing primarily machinery, equipment and buildings, were written-down to the fair value less cost to sell as determined primarily by current market offers. The carrying value at December 31, 2001 was $905,000. The majority of these assets were sold during 2002 with the excess of cash proceeds over carrying value of $959,000 (or $0.12 per share net loss, assuming dilution) being included in the provision for restructuring, asset impairments and early retirement programs in the Consolidated Statement of Operations.

The three mineral processing operations had combined revenues of $3,961,000 and $2,177,000 and combined operating losses of $116,000 and $20,000 in 2001 and 2000, respectively.

A total of 3 salaried employees accepted the 2001 fourth quarter voluntary early retirement program, less than 1% of the total salaried personnel in the Company.

NOTE D—NET INCOME PER SHARE

The calculation of net (loss) income per share—basic and assuming dilution follows (in thousands, except per share amounts):

	2002	2001	2000
Net (loss) income per share—basic:
Net (loss) income	$(6,608)	$(18,815)	$15,028

Average number of shares outstanding	5,025	4,998	4,975

Net (loss) income per share—basic:	$(1.32)	$(3.76)	$3.02

	2002	2001	2000
Net (loss) income per share—assuming dilution:
Net (loss) income	$(6,608)	$(18,815)	$15,028

Average number of shares outstanding	5,025	4,998	4,975
Common stock equivalents	-0-	-0-	32

Adjusted average number of shares outstanding	5,025	4,998	5,007

Net (loss) income per share—assuming dilution	$(1.32)	$(3.76)	$3.00

For the year ended December 31, 2002 and 2001, 313 and 14,871 common shares, respectively, that were issuable under stock compensation plans and could dilute earnings per share in the future were not included in earnings per share because to do so would have been anti-dilutive.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

NOTE E—INCOME TAXES

Total income taxes differ from the tax computed by applying the U.S. federal corporate income tax statutory rate for the following reasons (in thousands):

	2002	2001	2000
(Loss) income before income taxes	$(13,036)	$(31,580)	$20,873

Income taxes (benefit) at statutory rate	$(4,563)	$(11,053)	$7,306
Tax differences due to:
Percentage depletion	(2,503)	(2,525)	(2,439)
State income taxes	528	22	781
Goodwill amortization	-0-	698	530
Other	110	93	(333)

Total income taxes (benefit)	$(6,428)	$(12,765)	$5,845

At December 31, 2001, the Company has net operating loss carry forwards for tax purposes of $95,457,000 which expire in 2020, 2021 and 2022.

The Company received income tax refunds of $7,855,000, $218,000 and $1,424,000 in 2002, 2001 and 2000, respectively. The Company made income tax payments of $28,000, $229,000 and $127,000 in 2002, 2001, 2000, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31
	2002	2001
Deferred tax liabilities:
Tax over book depreciation, amortization and depletion	$71,736	$62,291
Pension benefits	15,118	15,979
Other	9,391	8,780

Total deferred tax liabilities	96,245	87,050
Deferred tax assets:
Postretirement benefits	15,636	14,284
Coal Act liability	2,561	2,744
Alternative minimum tax credit carry-forward	4,810	9,132
Net operating loss carry-forward	33,332	19,036
Restructuring reserve	985	4,380
Interest rate hedge contracts	3,116	4,264
Minimum pension liability adjustments	2,866	942
Other	10,121	9,251

Total deferred tax assets	73,427	64,033

Net deferred tax liabilities	$22,818	$23,017

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

NOTE F—LONG-TERM DEBT and OTHER FINANCIAL INSTRUMENTS

A summary of the Company’s long-term debt is as follows (in thousands):

	December
	2002	2001
Syndicated Term Loan	$118,000	$118,000
Senior Credit Facility	82,995	149,750
Senior Secured Notes	75,688
Senior Subordinated Notes	100,000	100,000
Vessel Term Loan	15,813	16,088
Notes and Bonds payable	2,852	4,339
Capital leases		596

	395,348	388,773
Less current portion	2,343	2,353

	$393,005	$386,420

In October 2002, the Company executed a $75,000,000 Senior Secured Notes agreement and amended its $207,000,000 Senior Credit Facility and $118,000,000 Syndicated Term Loan. Proceeds from the Notes transaction were used to reduce the Senior Credit Facility to $147,000,000. The amendments extend the maturity date of the Senior Credit Facility and Syndicated Term Loan to October 31, 2004 and do not require principal prepayments. In addition, the amendments increase the applicable margin charged the Company on its LIBOR based interest rate by 50 basis points and establish less restrictive quarterly covenant levels. The variable interest rates on the Senior Credit Facility and the Syndicated Term Loan approximated 6.0% at December 31, 2002.

The pricing features and covenants of the Senior Credit Facility and the Syndicated Term Loan are the same. The most restrictive covenants on the Senior Credit Facility and Syndicated Term Loan require the Company to maintain a (1) minimum level of earnings before interest, taxes, depreciation and amortization (EBITDA), (2) maximum leverage ratio, (3) minimum cash flow coverage ratio, (4) minimum interest coverage ratio (5) minimum level of net worth and (6) limitation on capital expenditures and prohibition of the payment of cash dividends by the Company. The Company was in compliance with all covenants at December 31, 2002.

The $75,000,000 Senior Secured Notes mature on October 25, 2008 with scheduled amortization in 2007 and 2008 (50% of the original principal in each year). Interest on the notes includes a 13% per annum cash payment, payable quarterly, and a 5% per annum payment-in-kind. The Senior Secured Notes contain financial covenants that, though similar in nature, are less restrictive than those of the Senior Credit Facility and Syndicated Term Loan.

Both the Senior Credit Facility and Syndicated Term Loan are secured by liens senior to the liens securing the Senior Secured Notes. The Senior Credit Facility, Syndicated Term Loan and Senior Secured Notes are senior to the Company’s $100,000,000 Senior Subordinated Notes which mature in February 2009 and have a fixed interest rate of 10%.

In 1997, the Company entered into a $17,000,000 fixed rate Vessel Term Loan with a bank to finance the acquisition of two Marine Services vessels, which had previously been under charter agreements. During 2002, the Company amended its agreement on this Term Loan to establish new quarterly covenant levels that match the Senior Credit Facility and Syndicated Term Loan and agreed to a change in pricing. Semi-annual principal

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

payments from January 15, 2003 through January 15, 2007 range from $787,000 to $1,055,000, increasing yearly; and a final principal payment of $7,650,000 is due on July 15, 2007. The loan is secured by mortgages on the two vessels, which have a net book value of $16,124,000 at December 31, 2002. The Vessel Term Loan has a semi-variable interest rate of 10.82% (fixed portion of rate is 6.82%) at December 31, 2002.

Including the two vessels pledged to the Vessel Term Loan, substantially all of the Company’s U.S. accounts receivable, inventories and property and equipment, which approximate $547,036,000, secure long-term senior debt of $294,223,000 at December 31, 2002.

In 2002, the Company incurred $8,413,000 of deferred financing costs related to the execution of the Senior Secured Notes transaction and amendment of the Senior Credit Facility and Syndicated Term Loan. In 2001, the Company incurred $1,734,000 of deferred financing costs related to the amendment of the Senior Credit Facility and Syndicated Term Loan. In 2000, the Company incurred $1,220,000 of deferred financing costs related to the creation of the Syndicated Term Loan and extension of the Senior Credit Facility. The deferred financing costs are being amortized over the terms of the respective agreements and are included in Other Assets on the consolidated balance sheet.

The Company has stand-by letters of credit totaling $8,521,000 at December 31, 2002, with no balance outstanding at December 31, 2002.

Long-term debt maturities are $2,343,000 in 2003, $203,345,000 in 2004 (the Senior Credit Facility and Syndicated Term Loan expire in 2004), $2,344,000 in 2005, $2,407,000 in 2006, $47,315,000 in 2007 and $137,594,000 thereafter. The Company made interest payments of $40,862,000, $37,586,000 and $28,648,000 during 2002, 2001 and 2000, respectively. In 2002, the Company included the 5% payment-in-kind related to the Senior Secured Notes in interest expense.

The Company recognizes all derivative instruments on the balance sheet at fair value. The Company’s Senior Credit Facility requires interest rate protection on fifty-percent of the Company’s Senior Credit Facility and Syndicated Term Loan. Accordingly, the Company has entered into interest rate swap agreements with a notional amount of $220,000,000 that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The effect of the these agreements was to fix the Company’s interest rate exposure, including the applicable margin charged the Company on its LIBOR based interest rate, at 11.12% on the Senior Credit Facility and Syndicated Term Loan. Upon adoption, the Company recorded the fair value of the effective portion of the hedging instruments to other comprehensive loss, a component of stockholders’ equity, totaling $3,825,000 (net of income taxes of $2,445,000).

On January 1, 2001, interest rate swaps with a notional value of $50,000,000 were designated in cash flow hedge relationships in accordance with SFAS No. 133. At December 31, 2002, the Company undesignated one of these interest rate swaps with a notional value of $20,000,000, since the Company’s outstanding variable rate debt declined below $220,000,000. Changes in the fair value of the undesignated interest rate swap after December 31, 2002 and to the expiration date of April 3, 2003 will be recognized in operations.

The remaining interest rate swaps at January 1, 2001 with a notional amount of $170,000,000 did not qualify as hedging instruments. The amount of the transition adjustment recorded in other comprehensive loss related to the swaps that were not designated in a hedge relationship totaled $2,820,000 (net of income taxes of $1,803,000) and will be amortized to interest expense over the life of the derivative instruments, which is ten quarters. The charge to interest expense for each of the years ended December 31, 2002 and 2001 related to the amortization of these derivatives was $1,849,000 pretax (or $0.24 per share net loss, assuming dilution).

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

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

The Company recognized a pretax net loss of $7,000 and $148,000 during 2002 and 2001, respectively, related to the ineffective portion of its hedging instruments and these amounts are recorded in other expense in the Consolidated Statement of Operations.

At December 31, 2002, the Company’s derivatives have maturities ranging from April 3, 2003 through June 30, 2004. The Company’s current cash flow hedge agreements call for quarterly cash settlements that will be charged to interest expense. At December 31, 2002, the Company expects to reclassify $5,919,000 pre-tax losses on derivative instruments from accumulated other comprehensive income to operations during the next twelve months that will correspond with the payment of variable interest associated with the variable rate debt. The Company includes the liability for these derivative instruments in Other Long-Term Liabilities on the Company’s Consolidated Balance Sheet. The liability for these derivatives was $9,773,000 and $13,810,000 at December 31, 2002 and 2001, respectively.

When using interest rate swap agreements, the intermediaries to such agreements expose the Company to the risk of nonperformance, though such risk is not considered likely under the circumstances. The Company does not hold or issue financial instruments for speculative purposes.

The estimated fair values of long-term debt and other financial instruments outstanding at December 31 are as follows (in thousands):

	2002			2001
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
Cash		$756	$756		$2,307	$2,307
Long-term debt, including current portion		395,348	350,027		388,773	376,703
Interest rate swap liability:
Variable to fixed	$220,000	9,773	9,773	$220,000	13,810	13,810

The estimated fair values of financial instruments are principally based on quoted market prices and by discounting future cash flows at currently available interest rates for borrowing arrangements with similar terms.

NOTE G—STOCKHOLDERS’ EQUITY

In conjunction with the Company’s 2001 annual meeting, the Company’s stockholders approved the re-incorporation of the Company as an Ohio corporation and certain changes to the Company’s capital structure. The changes include an increase in the number of authorized shares from 10,000,000 to 30,000,000 and the replacement of existing unissued preferred stock with 5,000,000 shares of “blank check” preferred stock. The term “blank check” preferred stock refers to stock for which designations, preferences, conversion rights,

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

participation and other rights, including voter rights (subject to some limitations established by law), qualifications, limitations, and restrictions may be determined by the board of directors. The articles of incorporation establish restrictions on the blank check preferred stock relating to the conversion price and the number of shares of common stock into which the preferred stock may be converted in order to limit the dilution to holders of common stock. No blank check preferred stock was issued or outstanding at December 31, 2002.

NOTE H—COMPANY STOCK PLANS

The Company’s Long-Term Incentive Plan (LTIP), adopted in 1995 and replaced in 1999, permits grants of stock options and other performance awards. Included in Additional Capital at December 31, 2002 and 2001 is $197,000 and $268,000, respectively, for obligations under the LTIP, representing 7,750 and 10,760 “share units”, respectively. “Share units” are calculated by taking the deferred payments and dividing by the stock market price on the deferral date. There was no compensation expense under the LTIP in 2002. Compensation expense under the LTIP in 2001 and 2000 was $7,000 and $12,000, respectively. Also, as provided by the LTIP and the Company’s 2002 Stock Option Plan (2002 Options Plan), stock options have been granted to key employees. These options vest ratably over a four-year period and expire 10 years from the date of grant. The Company uses the intrinsic value method to account for employee stock options. No compensation expense was recognized because the exercise price of the stock options equaled the market price of the underlying common stock on the date of grant. There have been no stock appreciation rights, restricted stock or performance awards granted under the LTIP or 2002 Options Plan.

In connection with an employment agreement (Agreement) the Company granted a restricted common stock award, in lieu of annual cash compensation, to its former Chairman and Chief Executive Officer, who, effective December 4, 2002, serves the Company as its Chairman of the Board of Directors (Chairman). In 1998, upon the Chairman’s completion of a $1,000,000 personal investment in the Company’s common stock, the Company issued to the Chairman 25,744 shares of common stock equal to the number of shares of common stock he acquired. Of the total shares issued, 20,592 are vested. The remaining shares are restricted at December 31, 2002 and became vested on January 1, 2003, as defined by the Agreement.

The Chairman is entitled to all voting rights and any dividends on the restricted shares. Total compensation expense of $965,000 computed based on the closing market price on the date the stock was issued is being recognized over the vesting period. Compensation expense related to this award was $97,000, $97,000 and $193,000 in 2002, 2001, and 2000, respectively. Also, under the Agreement, the Company granted the Chairman an option to acquire 380,174 common shares at an exercise price of $38.00 per share. The option became exercisable in whole or in part on January 1, 2001 and expires June 30, 2005.

In connection with a 2002 amendment to the Agreement the Company provided the Chairman with a restricted common stock award of 25,000 shares, in lieu of annual cash compensation. The 25,000 shares were issued to the Chairman on January 2, 2003. The shares were fully vested upon issuance, however, the Chairman is restricted from selling the shares until such time that his tenure as Chairman of the Board of Directors is ended. Total compensation expense of $324,000, computed based on the closing market price on the effective date of the 2002 amendment, is being recognized over the term of the Chairman’s employment under the amended agreement. Compensation expense related to this award was $162,000 in 2002.

The Company sponsors a Director Fee Deferral Plan (Directors Plan), which allows non-employee directors of the Company the option of deferring all or part of their fees in the form of “share units” or “deferred cash”. Any fees deferred as “share units” will be matched at 25% by the Company, but only in the form of additional

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

“share units”. Included in Additional Capital at December 31, 2002 and 2001 is $1,024,000 and $716,000, respectively, of obligations under the Directors Plan, representing 56,383 and 30,588 “share units”, respectively. Expense under the Directors Plan was $308,000, $223,000 and $204,000 in 2002, 2001 and 2000, respectively.

A summary of the Company’s stock option activity and related information follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, January 1, 2000	574,299	$34.04
Granted – Others	92,750	24.71	$6.66
Forfeited	(2,200)	29.57

Options outstanding, December 31, 2000	664,849	32.74
Granted – Others	87,750	14.28	$4.95
Exercised	(856)	21.75
Forfeited	(97,519)	27.58

Options outstanding, December 31, 2001	654,224	31.05
Granted – Others	128,750	9.50	$4.65
Forfeited	(35,250)	20.33

Options outstanding, December 31, 2002	747,724	$27.84

Options exercisable, December 31, 2002	522,637	$34.06

A summary of weighted-average exercise prices for options outstanding and exercisable as of December 31, 2002 and the weighted-average remaining contractual life of options outstanding follows:

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding:
$8.85—$20.00	239,200	$12.72	8.97
$20.01—$30.00	113,650	25.08	7.03
$30.01—$42.13	394,874	37.79	2.59

	747,724	$27.84	5.31

Options exercisable:
$8.85—$20.00	48,888	$18.01
$20.01—$30.00	78,875	25.30
$30.01—$42.13	394,874	37.79

	522,637	$34.06

There were 1,518,174 common shares authorized for awards and distribution under all of the Company stock plans. At the end of 2002, 508,579 shares remain available for use for the above plans.

As permitted, the Company has chosen to continue accounting for stock options at their intrinsic value. Under the alternative fair value method the estimated fair value of the options is amortized to expense over the

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

options’ vesting period. Had the fair value method of accounting been applied to the Company’s stock option plan, the impact would be as follows (in thousands):

	2002	2001	2000
Net (loss) income, as reported	$(6,608)	$(18,815)	$15,028
Estimated fair value of stock options granted, net of taxes	(865)	(862)	(777)

Net (loss) income, as adjusted	$(7,473)	$(19,677)	$14,251

Net (loss) income per share, as reported-assuming dilution	$(1.32)	$(3.76)	$3.00

Net (loss) income per share, as adjusted-assuming dilution	$(1.49)	$(3.94)	$2.85

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 2.8%-6.4%; dividend yields ranging from 0.0%-4.2%; volatility factors of the expected market price of the Company’s common shares of 53%, 51% and 32% in 2002, 2001 and 2000, respectively; and a weighted-average expected life of five years for the options. Since changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE I—POSTRETIREMENT BENEFITS

The Company has a number of noncontributory defined benefit pension plans covering certain employees. The plans provide benefits based on the participant’s years of service and compensation, or stated amounts for each year of service. The Company’s funding policy is to contribute amounts to the plans sufficient to meet the minimum funding required by applicable regulations. In addition to pension benefits, the Company provides health care and life insurance for certain retired employees. The Company’s policy is to fund these postretirement benefit costs principally on a cash basis as claims are incurred. The Coal Industry Retiree Health Benefit Act of 1992 (Coal Act) requires companies that previously mined coal to pay the cost of certain health care benefit obligations for retired coal miners and their dependents.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

A summary of the Company’s pension and other benefits is as follows (in thousands):

			Other Benefits[2]
	Pension Benefits[1]		Postretirement Health Care		Coal Act
	2002	2001	2002	2001	2002	2001
Change in benefit obligations:
Benefit obligations at beginning of year	$83,669	$71,353	$48,928	$42,435	$7,035	$7,225
Service cost	2,328	2,251	1,264	1,012
Interest cost	5,792	5,847	3,437	3,271	483	547
Plan participant contributions	18
Amendments	(143)	57
Actuarial (gain) loss	(541)	868	(228)	(422)	(210)	35
Assumption changes	2,230	6,128	1,580	4,620
Benefits paid	(7,018)	(5,975)	(2,480)	(2,425)	(743)	(772)
Acquisitions[3]		(155)
Special termination benefits[4]		3,295		437

Benefit obligations at end of year	86,335	83,669	52,501	48,928	6,565	7,035
Change in Plan Assets:
Fair value of plan assets at beginning of year	94,297	104,625	199	193
Actual return on plan assets	(14,201)	(5,722)	27	(19)
Employer contributions	2,631	1,506	2,506	2,450
Plan participant contributions	18
Benefits paid	(7,018)	(5,975)	(2,480)	(2,425)
Acquisitions[3]	6	(137)

Fair value of plan assets at end of year	75,733	94,297	252	199

Funded status	(10,602)	10,628	(52,249)	(48,729)	(6,565)	(7,035)
Unrecognized net actuarial loss	42,630	19,059	5,468	4,250
Unrecognized prior service cost (credit)	2,449	2,913	(1,027)	(1,267)
Unrecognized initial net asset	(14)	(572)

Net asset (liability) recognized	$34,463	$32,028	$(47,808)	$(45,746)	$(6,565)	$(7,035)

Amounts recognized in balance sheet consist of:
Prepaid benefit cost	$35,819	$34,313
Intangible asset	1,876	2,138

Prepaid pension costs	37,695	36,451
Accumulated other comprehensive income	7,349	2,414
Accrued long-term benefit liability	$(10,581)	$(6,837)	$(47,808)	$(45,746)	$(6,565)	$(7,035)

Net asset (liability) recognized	$34,463	$32,028	$(47,808)	$(45,746)	$(6,565)	$(7,035)

	Pension Benefits[1]
	2002	2001
Weighted average assumptions as of December 31:
Discount rate	7.00%	7.25%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	4.00%	4.00%

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

	Other Benefits[2]
	Postretirement Health Care		Coal Act
	2002	2001	2002	2001
Weighted-average assumptions as of December 31:
Discount rate	7.00%	7.25%	7.00%	7.25%
Expected return on plan assets	6.00%	6.00%

For measurement purposes of the Company’s postretirement health care, a 8.25% annual rate of increase in the per capita cost of covered pre-65 health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 6.0% for 2006 and remain at that level thereafter. The post-65 benefits on the Company’s postretirement health care are assumed at a 6.0% annual rate of increase in per capita cost for 2003 and thereafter. The Coal Act’s weighted-average annual assumed rate of increase in the health care premium cost trend rate is 5.0% for 2002 and 2001.

	Pension Benefits[1]
	2002	2001	2000
Components of net periodic benefit cost (credit):
Service cost	$2,328	$2,251	$2,036
Interest cost	5,792	5,847	5,177
Expected return on plan assets	(8,301)	(9,400)	(10,209)
Amortization of prior service cost	322	331	338
Amortization of initial net asset	(576)	(558)	(559)
Recognized net actuarial loss (gain)	631		(635)
Special termination benefits[4]		3,439

Net periodic benefit cost (credit)	$196	$1,910	$(3,852)

	Other Benefits[2]
	Postretirement Health Care			Coal Act
	2002	2001	2000	2002	2001	2000
Components of net periodic benefit cost (credit):
Service cost	$1,264	$1,012	$788
Interest cost	3,438	3,271	2,438	$483	$547	$789
Expected return on plan assets	(12)	(12)	(9)
Amortization of prior service cost	(241)	(241)	(241)
Recognized net actuarial loss (gain)	118	(956)	(361)	(210)	35	(3,018)
Special termination benefits[4]		437

Net periodic benefit cost (credit)	$4,567	$3,511	$2,615	$273	$582	$(2,229)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Other Benefits[2]
	Postretirement Health Care		Coal Act
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on total of service and interest cost components	$730	$(575)	$50	$(42)
Effect on postretirement benefit obligation	6,975	(5,631)	621	(521)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

[1]	Reflects the combined Pension Plans of the Company
[2]	Reflects the Postretirement Health Care and Life Insurance Plans of the Company and benefits required under the 1992 Coal Act.
[3]	Reflects the pension and postretirement benefits obligation and assets acquired with the 2000 Michigan Limestone acquisition.
[4]	Reflects the incremental increase in pension and postretirement benefits obligation resulting from the Company’s voluntary early retirement program.

The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $27,577,000, $26,063,000 and $15,993,000, respectively, as of December 31, 2002 and $26,260,000, $24,439,000 and $18,077,000, respectively, as of December 31, 2001.

The discount rate on the Company’s pension and other benefit plans was decreased to 7.00% at December 31, 2002 from 7.25% in 2001. The change resulted in an increase in the projected benefit obligation of $2,230,000 for the pension plans and $1,580,000 for the postretirement benefit plan at December 31, 2002. The discount rate on the Company’s pension and other benefit plans was decreased to 7.25% at December 31, 2001 from 8.00% in 2000. The change resulted in an increase in the projected benefit obligation of $6,128,000 for the pension plans and $4,620,000 for the postretirement benefit plan at December 31, 2001.

Pension plan assets include 336,000 shares of the Company’s common stock at both December 31, 2002 and 2001. The ending market values for these shares were $2,237,000 in 2002 and $5,213,000 in 2001. There were no dividends paid during 2002 on these shares. Dividends paid in 2001 for these shares totaled $199,000.

The Company maintains defined contribution plans for certain employees and contributes to these plans based on a percentage of employee contributions, including an employee stock ownership plan covering non-bargaining employees of the Company’s corporate office and certain other bargaining and non-bargaining employee groups. The Company contributes to the employee stock ownership plan an amount equal to either 50% or 75% of a participant’s contribution, depending on the participant’s employee group, up to a maximum of 8% of a participant’s compensation. The expense for these plans was $1,721,000, $1,707,000 and $1,879,000 for 2002, 2001 and 2000, respectively. The Company also pays into certain defined benefit multi-employer plans under various union agreements that provide pension and other benefits for various classes of employees. Payments are based upon negotiated contract rates and related expenses totaled $1,084,000, $1,200,000 and $1,227,000 for 2002, 2001 and 2000, respectively.

NOTE J—COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computers and equipment in addition to a vessel charter in its Marine Services fleet. In general, these operating leases are renewable or contain purchase options. The purchase price or renewal lease payment is based on the fair market value of the asset at the date of purchase or renewal. Rental expense was $9,918,000, $10,207,000 and $8,461,000 in 2002, 2001 and 2000, respectively.

Future minimum payments at December 31, 2002, under non-cancelable operating leases, are $8,003,000 in 2003, $6,645,000 in 2004, $5,600,000 in 2005, $4,467,000 in 2006, $2,704,000 in 2007 and $10,659,000 thereafter.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

Approximately one-third of the Company’s 1,889 employees are affiliated with organized labor groups. In 2002, collective bargaining agreements covering employees of the Company’s Cleveland Bulk Terminal operations (8 employees) were extended for a one year term and are currently under negotiation for a multi-year term agreement. In 2003, collective bargaining agreements representing approximately 350 employees will also expire. Management expects to be able to negotiate new contracts with each of these union groups.

The Company is subject to various environmental laws and regulations imposed by federal, state and local governments. Also, in the normal course of business, the Company is involved in various pending or threatened legal actions. When practicable, the Company records liabilities at estimated amounts for all matters which are expected to be probable of occurrence. When the Company cannot reasonably estimate future costs and the likelihood of occurrence is less than probable related to such matters, no amounts are accrued. However, costs incurred to comply with environmental regulations and to settle litigation have not been significant in 2002 and prior years. Although it is possible that the Company’s future operating results could be affected by future costs of environmental compliance or litigation, it is management’s belief that such costs will not have a material adverse effect on the Company’s consolidated financial statements.

The Company and certain of its subsidiaries are involved in a limited number of claims and routine litigation incidental to operating its current business. In each case, the company is actively defending or prosecuting the claims. Many of the claims are covered by insurance and none are expected to have a material adverse effect on the financial condition of the Company.

Several of the Company’s subsidiaries have been and continue to be named as defendants in a large number of cases relating to the exposure of people to asbestos and silica. The plaintiffs in the cases generally seek compensatory and punitive damages of unspecified sums based upon the Jones Act, common law or statutory product liability claims. Some of these cases have been brought by plaintiffs against the Company (or its subsidiaries) and other marine services companies or product manufacturer co-defendants. Considering our past and present operations relating to the use of asbestos and silica, it is possible that additional claims may be made against the Company and its subsidiaries based upon similar or different legal theories seeking similar or different types of damages and relief.

The Company believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance from multiple providers. In the fourth quarter 2002, the Company agreed with its insurers to fund settlement and defense costs arising out of asbestos litigation, effective April 1, 2003, to the extent an insurer is insolvent. On March 31, 2003, the Company anticipates receiving the remaining funds on certain insurance policies covering certain of such liabilities, which the Company will use to fund its share of settlements in 2003. Management created a reserve for such liabilities based upon historic settlement levels. With respect to silica claims, the Company has been and will continue to be responsible for funding a small percentage of all settlements and defense costs. Management believes that its share of settlements on an annual basis is not significant, although the Company continues to maintain a reserve on its balance sheet to address this contingency.

The Company is involved in a series of multi-party law suits and an arbitration relating to its prior involvement in the Eveleth Mines. The parties include the current mine operator and its shareholders, an insurance carrier and one of the Company’s subsidiaries. The nature of the allegations against the Company include claims relating to the liability for retrospective premiums and duty to reimburse others for legal expenses

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

incurred in defending settled litigation. With respect to these matters, although it is probable that retrospective premiums are due and owing by one or more of the parties, the amount and ultimate liability of the Company for those premiums or for other costs is not estimable at this time. The Company continues to pursue its own claims against the mine operator and its shareholders relating to a tax refund and workers compensation matters.

Litigation is inherently unpredictable and subject to many uncertainties. Adverse court rulings, determinations of liability or retroactive or prospective changes in the law could affect claims made against the Company and encourage or increase the number and nature of future claims and proceedings. Together with reserves recorded and available insurance, pending litigation is not expected to have a material adverse effect on the Company’s operations, liquidity or financial condition.

NOTE K—INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

The Company is headquartered in Cleveland, Ohio and supplies essential natural resources to industrial and commercial customers. The Company operates its businesses as three reporting segments focused on its key markets served. The segments align operations which share business strategies, are related by geography and product mix, and reflect the way management evaluates the operating performance of its businesses. The operations are reported as: Great Lakes Minerals, Global Stone, and Performance Minerals. Through the direct sales force of its three operating segments, the Company serves customers in a wide range of industries, including building materials, energy, environmental and industrial / specialty. The composition of the segments and measure of segment profitability is consistent with that used by the Company’s management. The Company’s primary measurement focus is operating income and EBITDA. Interest expense, other (expense) income—net and the restructuring charges are grouped with Corporate and Other and not presented by segment, since they are excluded from the measure of segment profitability used by the Company’s management. The accounting policies of the segments are the same as those described in Note A—Accounting Policies.

Great Lakes Minerals

The Great Lakes Minerals business segment is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company’s Michigan Limestone and Marine Services operations. Great Lakes Minerals’ operations primarily serve the building materials and construction, energy and metallurgy industries. This business segment operates three Michigan limestone quarries, docks and a fleet of 13 self-unloading vessels on the Great Lakes. The segment’s operations supply limestone aggregate and chemical limestone, limestone for construction and other purposes, iron ore for integrated steel manufacturers and coal for electric utility companies.

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

Performance Minerals

The Performance Minerals business segment mines and processes specialized industrial minerals, primarily high-purity silica sands and muscovite mica, and combines the Industrial Sands and Specialty Minerals operations. This business segment includes four operations in the southwestern United States, two operations in Ohio and one in North Carolina. It produces fracturing sands used in oil well drilling; filtration sands; recreational sands for golf courses, playgrounds, athletic fields, and landscaping; industrial sands used as abrasives and for fillers in building materials; silica flour for fiberglass and ceramic production; foundry sands for hot-metal die casting; and wet ground, dry ground and surface modified mica which are value-added ingredients in joint compounds, paint and rubber and plastic compounds.

Geographic information for revenues and long-lived assets are as follows (in thousands):

	Revenues (a)	Long-Lived Assets
2002
United States	$385,626	$482,701
Canada and other foreign	14,946

Consolidated	$400,572	$482,701

2001
United States	$394,228	$493,136
Canada and other foreign	9,983

Consolidated	$404,211	$493,136

2000
United States	$384,041	$507,186
Canada and other foreign	9,140

Consolidated	$393,181	$507,186

(a)	Revenues are attributed to countries based on the location of customers.

Accounts receivable of $13,681,000, $6,917,000, $12,004,000 and $8,059,000 are due from companies in the construction, limestone, steel and utilities industries, respectively, at December 31, 2002. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Credit losses within these industries have not been historically significant. There were no customers that exceeded 10% of consolidated net sales and operating revenues in 2002, 2001 or 2000.

The Company also recorded a $4,303,000 pretax charge (or $0.53 per share net loss, assuming dilution) in 2001 to establish a reserve against an unsecured note receivable arising from the 1998 sale of a discontinued, steel-related business. The Company deemed this reserve necessary primarily because of the uncertain financial condition of the buyer and the buyer’s customer base, including Chapter 11 bankruptcy filings of several of the buyer’s major customers. This non-cash charge was included in other expense in the 2001 Consolidated Statement of Operations.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

In Thousands	Great Lakes Minerals[3]	Global Stone[4]	Performance Minerals	Total Segments	Corporate and Other	Consolidated
2002
Identifiable assets	$266,064	$270,905	$89,512	$626,481	$60,986[1]	$687,467
Depreciation, depletion and amortization expense	14,367	12,481	6,717	33,565	100	33,665
Capital expenditures	5,963	9,395	3,913	19,271	745	20,016
Net sales and operating revenues	$153,432	$161,220	$85,920	$400,572		$400,572
Intersegment revenues	3,488			3,488	$(3,488)

Total net sales and operating revenues	$156,920	$161,220	$85,920	$404,060	$(3,488)	$400,572
Operating income (loss)	$18,858	$15,603	$12,316	$46,777	$(12,152)[2]	$34,625
(Loss) gain on disposition of assets	(28)	134	(51)	55		55
Interest expense					(43,595)	(43,595)
Other expense—net			(179)	(179)	(3,942)	(4,121)

Income (loss) before income taxes	$18,830	$15,737	$12,086	$46,653	$(59,689)	$(13,036)

2001
Identifiable assets	$259,746	$270,451	$95,540	$625,737	$54,412[1]	$680,149
Depreciation, depletion and amortization expense	13,794	14,500	7,363	35,657	75	35,732
Capital expenditures	5,339	10,458	11,060	26,857	18	26,875
Net sales and operating revenues	$149,593	$155,229	$99,389	$404,211		$404,211
Intersegment revenues	2,513			2,513	$(2,513)

Total net sales and operating revenues	$152,106	$155,229	$99,389	$406,724	$(2,513)	$404,211
Operating income (loss)	$15,421	$11,232	$13,245	$39,898	$(24,690)[2]	$15,208
(Loss) gain on disposition of assets	(30)	6	61	37	27	64
Interest expense					(40,084)	(40,084)
Other expense—net					(6,768)	(6,768)

Income (loss) before income taxes	$15,391	$11,238	$13,006	$39,935	$(71,515)	$(31,580)

2000
Identifiable assets	$267,190	$274,728	$99,736	$641,654	$58,392[1]	$700,046
Depreciation, depletion and amortization expense	11,948	13,680	6,589	32,217	100	32,317
Capital expenditures	8,786	17,286	9,970	36,042	6	36,048
Net sales and operating revenues	$159,172	$143,956	$90,053	$393,181		$393,181
Intersegment revenues	671			671	$(671)

Total net sales and operating revenues	$159,843	$143,956	$90,053	$393,852	$(671)	$393,181
Operating income (loss)	$28,517	$15,484	$12,007	$56,008	$(4,989)[2]	$51,019
Gain on disposition of assets	25	25	106	156	1,751	1,907
Interest expense					(34,027)	(34,027)
Other income—net					1,974	1,974

Income (loss) before income taxes	$28,542	$15,509	$12,113	$56,164	$(35,291)	$20,873

[1]	Consists primarily of prepaid pension costs and other assets each year.
[2]	Includes the provision for restructuring, asset impairments and early retirement programs and corporate general and administrative expenses.
[3]	Includes the results of operations of Michigan Limestone from the acquisition date of April 2000.
[4]	Includes the results of operations of Global Stone Portage from the acquisition date of September 2000.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

NOTE L—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 are summarized as follows (In thousands):

	Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
2002
Net sales and operating revenues	$101,972	$123,653	$112,592	$62,355
Gross profit	14,607	23,476	24,269	10,468
Net (loss) income	(6,682)	2,015	3,532	(5,473)
Per common share:
Net (loss) income—basic and assuming dilution	(1.33)	0.40	0.70	(1.09)
2001
Net sales and operating revenues	$98,824	$120,107	$119,544	$65,736
Gross profit	14,688	21,140	24,194	10,941
Net (loss) income	(10,963)	227	3,384	(11,463)
Per common share:
Net (loss) income—basic	(2.19)	0.05	0.68	(2.30)
Net (loss) income—assuming dilution	(2.19)	0.05	0.67	(2.30)

The sum of the per share amounts for the four quarters in 2001 do not equal the annual per share amounts as a result of the effect of stock options granted by the Company and the absence of dilution in the quarters with a net loss.

Net loss for the fourth quarter of 2002 includes a net charge of $1,469,000 (or $0.29 per share, assuming dilution) to reserve for product liability claims. See Note J for additional disclosures about product liability claims.

Net income for the fourth quarter of 2001 includes a charge of $7,285,000 (or $1.45 per share, assuming dilution) related to a restructuring and voluntary early retirement program and a charge of $490,000 ($0.10 per share, assuming dilution) to totally reserve an unsecured note receivable related to the prior sale of a discontinued steel-related business. See Note C for additional disclosures about the restructuring and early retirement program.

Net income for the first quarter of 2001 includes: a charge of $2,515,000 (or $0.50 per share, assuming dilution) related to a voluntary early retirement program and restructuring of Performance Minerals operations; a charge of $2,135,000 ($0.43 per share, assuming dilution) to partially reserve for an unsecured note receivable related to the prior sale of discontinued steel-related business, as discussed above; and a charge of $1,798,000 ($0.36 per share, assuming dilution) related to the mark-to-market effect of interest rate swaps. See Note C for additional disclosures about the restructuring and early retirement program. See Note F for additional disclosures about the mark-to-market on interest rate swaps.

EXHIBIT INDEX

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

4

(a) The Company is a party to instruments, copies of which will be furnished to the Securities and Exchange Commission upon request, defining the rights of holders of its long-term debt identified in Note F to the Consolidated Financial Statements.

	(b) Indenture, dated as of February 1, 1999 among Predecessor Registrant, the Guarantors and Norwest Bank Minnesota, National Association	Incorporated by reference in Exhibit 10(w)(1) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

	(b)(1) Supplemental Indenture (Assignment and Assumption Agreement), dated March 5, 1999 among Registrant, Predecessor Registrant and Norwest Bank Minnesota, National Association	Incorporated by reference in Exhibit 10(w)(3) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

	(b)(2) Supplemental Indenture dated March 5, 1999	Incorporated by reference as Exhibit 4.10 from Form S-4 filed on April 14, 1999

	(b)(3) Supplemental Indenture dated April 12, 1999	Incorporated by reference as Exhibit 4.10 from Form S-4 filed on April 14, 1999

	(b)(4) Supplemental Indenture dated April 3, 2000 among Registrant and Norwest Bank Minnesota, National Association	Incorporated by reference as Exhibit 4.1 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

	(b)(5) Supplemental Indenture dated April 26, 2000 among Registrant and Norwest Bank Minnesota, National Association	Incorporated by reference as Exhibit 4.2 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

SEC Exhibit No.	Description	Location**

10	(a) Form of Change of Control Agreement entered into by the Registrant with 5 Executive Officers as follows:*	Incorporated by reference in Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

• J.A. Boland

• S.A. Bon

• R.J. Compiseno

• M.D. Lundin

• M.J. Minkel

• R.F. Walk

	(b) Separation Agreement with K.P. Pavlich	Filed herewith.

	(c) Agreement with John D. Weil	Incorporated by reference in Exhibit 10(f) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993

	(c)(1)First Amendment to Agreement with John D. Weil	Incorporated by reference in Exhibit 10(b)(1) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

	(d) Oglebay Norton Company Long-Term Incentive Plan*	Incorporated by reference in Exhibit 10(h) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995
	(e) Form of Oglebay Norton Company 1999 Long-Term Incentive Plan*	Incorporated by reference in Exhibit 10(d) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

	(f) Amended and Restated Director Stock Plan*	Incorporated by reference in Exhibit 10(i)(1) in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

	(f)(1) First Amendment to Amended and Restated Director Stock Plan*	Incorporated by reference in Exhibit 10(e)(1) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

	(f)(2) Second Amendment to Amended and Restated Director Stock Plan*	Incorporated by reference in Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

	(g) Oglebay Norton Director Fee Deferral Plan*	Incorporated by reference in the Registrant’s Proxy Statement dated July 2, 1998

	(g)(1) Amendment to Director Fee Deferral Plan*	Incorporated by reference in Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

	(h) Supplemental Savings and Stock Ownership Plan*	Incorporated by reference in Exhibit 10(j) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

SEC Exhibit No.	Description	Location**

	(h)(1) First Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated by reference in Exhibit 10(j)(1) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(h)(2) Second Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated by reference in Exhibit 10(j)(2) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(h)(3) Form of Third Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated by reference in Exhibit 10(h)(3) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

	(i) Oglebay Norton 2002 Stock Option Plan	Incorporated by reference in the Registrant’s Proxy Statement dated March 11, 2002

	(j) Irrevocable Trust Agreement II*	Incorporated by reference in Exhibit 10(l) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(k) Executive Life Insurance Program I (Form of letter Agreement)*	Incorporated by reference in Exhibit 10(m) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(l) Executive Life Insurance Program II (Program description)*	Incorporated by reference in Exhibit 10(n) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(m) Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement)*	Incorporated by reference in Exhibit 10(o) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(m)(1) First Amendment to Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement), dated as of December 15, 1994*	Incorporated by reference in Exhibit 10(o)(1)) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(m)(2) Form of Second Amendment to Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement), dated as of December 17, 1997*	Incorporated by reference in Exhibit 10(m)(2) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

	(n) Amended and Restated Credit Agreement dated as of April 3, 2000 by and among Registrant and Keybank National Association, as administrative agent and other banks	Incorporated by reference as Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

	(n)(1) Amendment No. 1 to Credit Agreement and Waiver dated as of June 30, 2001 by and among Registrant and KeyBank National Association, as administrative agent and other banks	Incorporated by reference as Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

SEC Exhibit No.	Description	Location**

	(n)(2) Amendment No. 2 to Credit Agreement and Waiver dated as of November 9, 2001 by and among Registrant and KeyBank National Association, as administrative agent and other banks	Incorporated by reference as Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

	(n)(3) Amendment No. 3 to Credit Agreement and Waiver dated as of December 24, 2001 by and among Registrant and KeyBank National Association, as administrative agent and other banks	Incorporated by reference as Exhibit 99.1 from Registrant’s Form 8-K filed January 4, 2002

	(n)(4) Amendment No. 4 to Credit Agreement dated as of October 23, 2002 among Oglebay Norton Company, KeyBank National Association, as administrative agent and other banks	Incorporated by reference as Exhibit 99.1 from Registrant’s Form 8-K filed October 25, 2002

	(o) Loan Agreement dated as of April 3, 2000 by and among Registrant and Keybank National Association, as administrative agent and other banks	Incorporated by reference as Exhibit 10.2 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

	(o)(1) Amendment No. 1 to Loan Agreement and Waiver dated as of June 30, 2001 by and among Registrant and KeyBank National Association, as administrative agent and other banks	Incorporated by reference as Exhibit 10.2 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

	(o)(2) Amendment No. 2 to Loan Agreement and Waiver dated as of November 9, 2001 by and among Registrant and KeyBank National Association, as administrative agent and other banks	Incorporated by reference as Exhibit 10.2 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

	(o)(3) Amendment No. 3 to Loan Agreement and Waiver dated as of December 24, 2001 by and among Registrant and KeyBank National Association, as administrative agent and other banks	Incorporated by reference as Exhibit 99.2 from Registrant’s Form 8-K filed January 4, 2002

	(o)(4) Amendment No. 4 to Loan Agreement dated as of October 23, 2002 among Oglebay Norton Company, KeyBank National Association, as administrative agent and other banks	Incorporated by reference as Exhibit 99.2 from Registrant’s Form 8-K filed October 25, 2002

(p) Senior Secured Note Purchase Agreement

dated as of October 25, 2002 among Oglebay

Norton Company, the Guarantors listed on the

signature pages thereto, The 1818 Mezzanine

Fund II, L.P., and other purchasers

Incorporated by reference as Exhibit 99.3 from Registrant’s Form 8-K filed October 25, 2002

SEC Exhibit No.	Description	Location**

	(q) Annual Incentive Plan (Performance Management Plan) (plan description)*	Incorporated by reference in Exhibit 10(q) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(r) Employment Agreement between Company and John N. Lauer, dated December 17, 1997*	Incorporated by reference in Exhibit 10(r) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

	(r)(1) Amendment, dated June 30, 2000, to Employment Agreement dated December 17, 1997 between Registrant and John N. Lauer	Incorporated by reference in Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

	(r)(2) Second Amendment, dated April 26, 2002, to Employment Agreement Dated December 17, 1997 between Registrant and John N. Lauer.	Incorporated by reference in Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

	(s) Supplemental Letter between Company and John N. Lauer, dated December 17, 1997*	Incorporated by reference in Exhibit 10(s) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

	(t) Oglebay Norton Company Performance Option Agreement between the Company and John N. Lauer, dated as of December 17, 1997*	Incorporated by reference in Exhibit 10(t) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

	(u) Oglebay Norton Company Special Supplemental Retirement Plan, dated as of December 17, 1997*	Incorporated by reference in Exhibit 10(u) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

	(u)(1) Amendment, dated June 30, 2000, to Special Supplemental Retirement Plan dated as of December 17, 1997	Incorporated by reference in Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

	(v) Form of Oglebay Norton Company Pour-Over Trust, dated as of December 17, 1997*	Incorporated by reference in Exhibit 10(w) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

	(w) Registration Rights Agreement dated as of February 1, 1999, among Predecessor Registrant and the guarantors and CIBC/Oppenheimer Corp.	Incorporated by reference in Exhibit 10(w)(2) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

	(x) Oglebay Norton Company Capital Accumulation Plan dated January 1, 2000	Incorporated by reference as Exhibit 10(x) from Registrant’s Annual Report on Form 10-k for the year ended December 31, 2001

	(x)(1) First Amendment to Oglebay Norton Capital Accumulation Plan dated January 30, 2001	Incorporated by reference as Exhibit 10(x)(1) from Registrant’s Annual Report on Form 10-k for the year ended December 31, 2001

	(y) Separation Agreement and Release between Company and Jeffrey S. Gray, dated December 21, 2001	Incorporated by reference as Exhibit 10(y) from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

SEC Exhibit No.	Description	Location**

	(z) Separation and Retirement Agreement and Release between Company and Stuart H. Theis, dated July 12, 2001	Incorporated by reference as Exhibit 10(z) from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

	(aa) Separation Agreement and Release between Company and Danny R. Shepherd, dated December 21, 2001	Incorporated by reference as Exhibit 10(aa) from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

	(bb) Form of Indemnity Agreement entered into by Registrant with Directors*	Incorporated by reference as Exhibit 10(bb) from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

21	Subsidiaries of Company	Filed herewith as Exhibit 21

23	Consent of Independent Auditors	Filed herewith as Exhibit 23

99	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 99.1

*	Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company may be participants.
**	As appropriate, indicates filing made on behalf of Registrant’s predecessor, ON Marine Services Company, a Delaware corporation, before March 8, 1999 known as Oglebay Norton Company.