Form 10-Q
period 2003-03-31
OGLEBAY NORTON CO /OHIO/
filed 2003-05-14
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003 Commission File number 000-32665

OGLEBAY NORTON COMPANY

(Exact name of registrant as specified in its charter)

Ohio	34-1888342

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

North Point Tower, 1001 Lakeside Ave., 15th Floor, Cleveland, Ohio	44114-1151

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 216 861-3300

N/A

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Common shares outstanding at May 8, 2003:	5,003,051

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
INDEX

Page Number

PART I. FINANCIAL INFORMATION

Item 1
Condensed Consolidated Statement of Operations (Unaudited) - Three Months Ended March 31, 2003 and 2002	3

Condensed Consolidated Balance Sheet (Unaudited) - March 31, 2003 and December 31, 2002	4

Condensed Consolidated Statement of Cash Flows (Unaudited) - Three Months Ended March 31, 2003 and 2002	5

Notes to Condensed Consolidated Financial Statements	6 -14
Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-23
Item 3
Quantitative and Qualitative Disclosures About Market Risk	24
Item 4
Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1
Legal Proceedings	26
Item 2
Changes in Securities and Use of Proceeds	26
Item 3
Defaults upon Senior Securities	26
Item 4
Submission of Matters to a Vote of Security Holders	26-27
Item 5
Other Information	27
Item 6
Exhibits and Reports on Form 8-K	27

SIGNATURES AND CERTIFICATIONS	28-30

Part I.  Item 1.  FINANCIAL INFORMATION
OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended March 31

	2003	2002

NET SALES AND OPERATING REVENUES	$62,884	$62,355
COSTS AND EXPENSES
Cost of goods sold and operating expenses	49,544	47,306
Depreciation, depletion, amortization and accretion	5,473	4,717
General, administrative and selling expenses	10,075	8,791

	65,092	60,814

OPERATING (LOSS) INCOME	(2,208)	1,541
Gain on disposition of assets	63	134
Interest expense	(13,281)	(10,072)
Other expense, net	(1,591)	(154)

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(17,017)	(8,551)
INCOME TAX BENEFIT	(7,358)	(3,078)

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(9,659)	(5,473)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR ASSET RETIREMENT OBLIGATIONS (net of tax benefit of $889)	(1,391)	—

NET LOSS	$(11,050)	$(5,473)

PER SHARE AMOUNTS--BASIC AND ASSUMING DILUTION:
Loss before cumulative effect of accounting change	$(1.90)	$(1.09)
Cumulative effect of accounting change for asset retirement obligations (net of tax benefit of $0.18)	(0.27)	—

Net loss per share--basic and asuming dilution	$(2.17)	$(1.09)

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

ASSETS

	(UNAUDITED) March 31 2003	December 31 2002

CURRENT ASSETS
Cash and cash equivalents	$—	$756
Accounts receivable, net of reserve for doubtful accounts (2003 - $3,998; 2002 - $3,866)	37,217	55,675
Inventories
Raw materials and finished products	40,828	39,273
Operating supplies	14,081	14,746

	54,909	54,019
Deferred income taxes	3,951	3,951
Prepaid expenses and other current assets	26,788	8,915

TOTAL CURRENT ASSETS	122,865	123,316
PROPERTY AND EQUIPMENT	753,385	732,421
Less allowances for depreciation, depletion and amortization	306,563	295,163

	446,822	437,258
GOODWILL, net of accumulated amortization ($11,093 in 2003 and 2002)	77,039	73,044
PREPAID PENSION COSTS	37,143	37,695
OTHER ASSETS	15,474	16,154

TOTAL ASSETS	$699,343	$687,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(UNAUDITED) March 31 2003	December 31 2002

CURRENT LIABILITIES
Current portion of long-term debt	$248,599	$2,343
Accounts payable	22,755	24,799
Payrolls and other accrued compensation	6,960	9,374
Accrued expenses	12,647	16,356
Accrued interest expense	8,109	10,155
Income taxes payable	5,867	5,887

TOTAL CURRENT LIABILITIES	304,937	68,914
LONG-TERM DEBT, less current portion	178,713	393,005
POSTRETIREMENT BENEFITS OBLIGATIONS	48,605	47,808
OTHER LONG-TERM LIABILITIES	40,820	35,470
DEFERRED INCOME TAXES	19,997	26,769
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000 shares	—	—
Common stock, par value $1 per share, authorized 30,000 shares; issued 7,253 shares	7,253	7,253
Additional capital	9,768	9,727
Retained earnings	128,217	139,267
Accumulated other comprehensive loss	(8,098)	(9,533)

	137,140	146,714
Treasury stock, at cost - 2,250 and 2,275 shares at respective dates	(30,869)	(31,213)

TOTAL STOCKHOLDERS’ EQUITY	106,271	115,501

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$699,343	$687,467

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

(UNAUDITED)

	Three Months Ended March 31

	2003	2002

OPERATING ACTIVITIES
Net loss	$(11,050)	$(5,473)
Adjustments to reconcile net loss to net cash used for operating activities:
Cumulative effect of accounting change for asset retirement obligations, net of taxes	1,391	—
Depreciation, depletion, amortization and accretion	5,473	4,717
Deferred vessel costs	(5,564)	(4,919)
Deferred winter maintenance costs	(9,936)	(7,959)
Deferred income taxes	(6,472)	(3,085)
Restructuring, asset impairments and early retirement programs	(420)	(693)
Gain on disposition of assets	(63)	(134)
Decrease (increase) in prepaid pension costs	552	(133)
Decrease in accounts receivable	19,546	8,586
Decrease in inventories	3,171	2,549
Decrease in accounts payable	(4,829)	(1,518)
Decrease in payrolls and other accrued compensation	(2,414)	(1,451)
Decrease in accrued expenses	(3,415)	(4,075)
Decrease in accrued interest	(2,046)	(2,852)
(Decrease) increase in income taxes payable	(20)	997
Other operating activities	1,039	(215)

NET CASH USED FOR OPERATING ACTIVITIES	(15,057)	(15,658)
INVESTING ACTIVITIES
Capital expenditures	(6,335)	(5,851)
Acquisition of Erie Sand and Gravel Company	(6,831)	—
Proceeds from the disposition of assets	123	—

NET CASH USED FOR INVESTING ACTIVITIES	(13,043)	(5,851)
FINANCING ACTIVITIES
Repayments on debt	(38,805)	(20,925)
Additional debt	66,321	40,155
Other financing activities	(172)	(28)

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,344	19,202

Decrease in cash and cash equivalents	(756)	(2,307)
CASH AND CASH EQUIVALENTS, JANUARY 1	756	2,307

CASH AND CASH EQUIVALENTS, MARCH 31	$—	$—

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes to the Condensed Consolidated Financial Statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Management of the Company, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such periods have been made.  Additionally, certain amounts in the prior year have been reclassified to conform with the 2003 Condensed Consolidated Financial Statement presentation.

The Condensed Consolidated Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

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

3.

In early January 2003, the Company acquired all of the outstanding common shares and other ownership interests in a group of companies together known as Erie Sand and Gravel Company (Erie Sand and Gravel) for $6,831,000 in cash and $4,069,000 in assumed debt, which was refinanced at closing.  The purchase price in excess of net assets (i.e., goodwill) amounted to $3,995,000.  Erie Sand and Gravel operates a dock, bulk products terminal, Great Lakes self un-loading vessel, ready-mix concrete mixing facility and trucking company that distributes construction sand and aggregates in the northwest Pennsylvania/western New York region.  The acquisition of Erie Sand and Gravel is another strategic step in further driving the Company’s Great Lakes strategy and strengthens the Company’s leadership position on the Great Lakes. The net assets and results of operations of Erie Sand and Gravel are included within the Company’s Great Lakes Minerals segment.

The Erie Sand and Gravel acquisition was accounted for under the purchase method of accounting.  The purchase price has been allocated based on estimated fair values at the date of acquisition.  The Company expects to finalize its estimation of the fair value of the assets acquired within the twelve month allocation period.  Since the acquisition took place at the beginning of 2003, pro forma effects were not material to reported net loss and net loss per share, assuming dilution.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.

Under the provisions of the Company’s Syndicated Term Loan, Senior Credit Facility and Vessel Term Loan agreements (the Agreements), the Company is required to comply with various financial-based covenants.  In anticipation of violating covenants, the Company obtained a waiver from its syndicated banking group through June 15, 2003.  Without the waiver, the Company would have been in violation of covenants requiring the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization (EBITDA) and a maximum level of total debt and senior debt to EBITDA at their March 31, 2003 measurement dates.  The Company is in compliance with its remaining covenants, the most restrictive of which includes a minimum cash flow coverage ratio and a minimum interest coverage ratio.  The waiver includes an increase in the margin over LIBOR paid the syndicated banking group from 4.0% to 4.5% through August 15, 2003 and gives the Company access to $4,000,000 of committed but previously restricted funds.

Under the current Agreements, the Company does not anticipate satisfying covenants in the second quarter of 2003 after the waiver expires; accordingly, the Company reclassified the $118,000,000, $114,785,000 and $15,026,000 outstanding on its Syndicated Term Loan, Senior Credit Facility and Vessel Term Loan, respectively, to current liabilities on the Condensed Consolidated Balance Sheet.  The Company will work to amend the Agreements to modify the covenants to levels that are attainable under current economic conditions.  The maturity of the Syndicated Term Loan and Senior Credit Facility is October 31, 2004, while the Vessel Term Loan carries semi-annual principal payments (ranging from $787,000 to $1,055,000) through January 15, 2007 and a final principal payment of $7,650,000 due on July 15, 2007.

5.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” at January 1, 2003.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset.  Over time, the liability is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, a company either settles the obligation for its recorded amount or recognizes a gain or loss.

The Company is legally required by various state and local regulations and/or contractual agreements to reclaim land disturbed by its quarrying activities and to remove buildings, land improvements and fixed equipment from certain properties.  Upon adoption of SFAS No. 143 at January 1, 2003, the Company recorded asset retirement obligations totaling $5,854,000, increased net property and equipment by $3,574,000 and recognized a non-cash cumulative effect charge of $1,391,000 (net of tax benefit of $889,000).  Asset retirement obligations are included in Other Long-Term Liabilities on the Condensed Consolidated Balance Sheet.

Asset retirement obligations were estimated for each of the Company’s operating locations, where applicable, based on the Company’s current and historical experience, adjusted for factors that an outside third-party would consider, such as inflation, overhead and profit.  Estimated obligations were escalated to the expected closure dates of the operating locations using an assumed inflation rate and then were discounted using a credit-adjusted risk-free interest rate.  The expected closure date of each location represents the estimated exhaustion date of remaining

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

mineral reserves or, for leased locations, the lesser of the mineral reserve exhaustion date or lease termination date.  Because the Company’s mineral reserves and lease agreements have expected lives many years into the future, an appropriate market risk premium was unable to be estimated and considered when escalating the estimated obligations.

The accretion of the asset retirement obligations and depreciation of the capitalized costs, which are included in Depreciation, Depletion, Amortization and Accretion on the Condensed Consolidated Statement of Operations, are being recognized over the estimated useful lives of the operating locations (i.e., to their expected closure dates).  A movement of the Company’s asset retirement obligations during the three month period ended March 31, 2003 follows (in thousands):

Three Months Ended March 31, 2003

Upon adoption at January 1, 2003	$5,854
Accretion expense	102

Balance at March 31, 2003	$5,956

Pro forma effects on the three month period ended March 31, 2002, assuming that SFAS No. 143 had been applied during 2002, were not material to reported net loss and net loss per share, assuming dilution.

6.

The Company recognizes all derivative instruments on the balance sheet at fair value. The Company’s Senior Credit Facility requires interest rate protection on fifty-percent of the Company’s Senior Credit Facility and Syndicated Term Loan.  Accordingly, the Company has entered into interest rate swap agreements with notional amounts aggregating to $220,000,000 that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense.  The effect of these agreements was to fix the Company’s interest rate exposure, including the applicable margin charged the Company on its LIBOR-based interest rate, at 10.87% on the Senior Credit Facility and Syndicated Term Loan at March 31, 2003.

On January 1, 2001, interest rate swaps with a notional value of $50,000,000, which expire on April 3, 2003, were designated in cash flow hedge relationships in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The effective portion of the changes in fair value of these interest rate swaps are recorded in other comprehensive loss, a component of stockholders’ equity.  At December 31, 2002, the Company undesignated one of these interest rate swaps with a notional value of $20,000,000, since the Company’s outstanding variable rate debt at that time was less than the $220,000,000 aggregate notional amount.  Changes in the fair value of the undesignated interest rate swap after December 31, 2002 and to the expiration date are recognized in interest expense.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The remaining interest rate swaps at January 1, 2001 with a notional value of $170,000,000 did not qualify as hedging instruments. The amount of the transition adjustment recorded in other comprehensive loss related to the swaps that were not designated in a hedge relationship totaled $2,820,000 (net of income taxes of $1,803,000) and is being amortized to interest expense over the life of the derivative instruments, which is ten quarters. The charge to interest expense for the three month periods ended March 31, 2003 and 2002 that related to the amortization of these derivatives was $462,000 (or $0.06 per share net loss, assuming dilution).  The Company amended all of the interest rate swap agreements that did not qualify as hedging instruments at the end of the first quarter 2001. The amended interest rate swaps were then designated in cash flow hedge relationships. Beginning in the second quarter of 2001, the amended interest rate swap agreements effective portion of the changes in fair value are recorded in other comprehensive loss.

At March 31, 2003, the Company’s derivatives have maturities ranging from April 3, 2003 through June 30, 2004. The Company includes the liability for these derivative instruments in Other Long-Term Liabilities on the Company’s Condensed Consolidated Balance Sheet. The liability for these derivatives was $7,045,000 and $9,773,000 at March 31, 2003 and December 31, 2002, respectively.

When using interest rate swap agreements, the intermediaries to such agreements expose the Company to the risk of nonperformance, though such risk is not considered likely under the circumstances.  The Company does not hold or issue financial instruments for trading purposes.

7.	The following represents a movement of the remaining reserves for restructuring, asset impairments and early retirement programs recorded by the Company in 2002 and 2001 (in thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total

2001 Charge	$7,261	$6,434	$2,373	$16,068
Amounts utilized in 2001	(4,288)	(6,434)		(10,722)
Actual expenditures in 2001	(410)		(93)	(503)

Remaining reserve at December 31, 2001	2,563	-0-	2,280	4,843
2002 Charge		1,154		1,154
Amounts utilized in 2002		(1,154)		(1,154)
Actual expenditures in 2002	(1,500)		(1,077)	(2,577)
Provisions and adjustments in 2002 to prior reserves, net	(298)		66	(232)

Remaining reserve at December 31, 2002	765	-0-	1,269	2,034
Actual expenditures in first quarter of 2003	(268)		(152)	(420)

Remaining reserve at March 31, 2003	$497	$-0-	$1,117	$1,614

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The closure of the two subsidiary headquarter offices re-organized operational management to a flatter structure, enabling more integration across business units as well as reducing head count and related expenses. A total of 18 salaried employees were terminated in these offices during 2001, none of whom are still employed by the Company.

The closure of three non-strategic mineral processing operations in the Performance Minerals segment resulted in exit costs, asset impairment charges and benefits accrued for the 33 employees who were terminated from these operations, none of whom are still employed by the Company.  Exit costs were primarily related to lease obligations for mineral royalties, reclamation and equipment rentals for these three operations.  The asset impairment charge was related to goodwill ($2,245,000) and fixed assets.  Fixed assets, representing primarily machinery, equipment and buildings, were written-down to the fair value less cost to sell as determined primarily by market offers.

A total of 3 salaried employees accepted the 2001 fourth quarter voluntary early retirement program, less than 1% of the total salaried personnel in the Company.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.

During the first quarter of 2003, the Company completed annual goodwill impairment tests, as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” which indicated that goodwill is not impaired.  The Company has no other significant intangible assets.

9.

The Company accounts for stock-based compensation using the intrinsic value method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The table below summarizes stock compensation cost included in the determination of net loss using the intrinsic value method and the impact on net loss and net loss per share, assuming dilution, had the Company accounted for stock-based compensation using the alternative fair value method of accounting (in thousands, except per share amounts):

	Three Months Ended March 31

	2003	2002

Stock compensation cost included in the determination of net loss, as reported—net of taxes	$66	$50

Net loss, as reported	$(11,050)	$(5,473)
Estimated fair value of stock compensation cost, net of taxes	(217)	(219)

Net loss, as adjusted	$(11,267)	$(5,692)

Net loss per share, as reported—assuming dilution	$(2.17)	$(1.09)

Net loss per share, as adjusted—assuming dilution	$(2.22)	$(1.14)

10.

On May 1, 2003, Eveleth Mines LLC (d.b.a. EVTAC Mining) filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  EVTAC Mining is a non-trade debtor to the Company for obligations arising out of a prior relationship.  The Company recognized an after-tax charge of $888,000 (or $0.17 per share, assuming dilution) in the first quarter of 2003 to establish a reserve for this matter.  The charge was included in Other Expense on the Condensed Consolidated Statement of Operations.  Because the bankruptcy filing occurred after the Company released its operating results for the first quarter of 2003 on April 30, 2003, this charge was not included in that preliminary earnings release.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	The following table sets forth the reconciliation of the Company’s net loss to its comprehensive loss (in thousands):

	Three Months Ended March 31

	2003	2002

Net loss	$(11,050)	$(5,473)
Other comprehensive loss:
Derivative instruments:
(Loss) gain on derivatives, net of taxes	(151)	269
Reclassification adjustments to earnings, net of taxes	1,586	1,365

Total derivative instruments	1,435	1,634

Comprehensive loss	$(9,615)	$(3,839)

12.	The calculation of net loss per share follows (in thousands, except per share amounts):

	Three Months Ended March 31

	2003	2002

Average numbers of shares outstanding:
Average number of shares outstanding—basic	5,074	5,008
Dilutive effect of stock plans	—	—

Average number of shares outstanding—assuming dilution	5,074	5,008

Net loss per share—basic and assuming dilution:
Loss before cumulative effect of accounting change	$(9,659)	$(5,473)
Cumulative effect of accounting change for asset retirement obligations, net of taxes	(1,391)	—

Net Loss	$(11,050)	$(5,473)

Loss before cumulative effect of accounting change	$(1.90)	$(1.09)
Cumulative effect of accounting change for asset retirement obligations, net of taxes	(0.27)	—

Net loss per share—basic and assuming dilution	$(2.17)	$(1.09)

For the three months ended March 31, 2002, 313 common shares that were issuable under stock compensation plans and could dilute earnings per share in the future were not included in earnings per share because to do so would have been anti-dilutive.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.

The Company, headquartered in Cleveland, Ohio, supplies essential natural resources to industrial and commercial customers.  The Company has aligned its businesses into three reporting segments focused on its key markets served. This segment reporting structure aligns operations which share business strategies, are related by geography and product mix, and reflect the way management evaluates the operating performance of its businesses. The operations are reported as: Great Lakes Minerals, which is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company’s Michigan Limestone, Marine Services and Erie Sand and Gravel operations; Global Stone, whose lime, limestone fillers, chemical limestone, construction aggregate and lawn and garden product businesses operate primarily in the Southeast and Mid-Atlantic regions; and Performance Minerals, which mines and processes specialized industrial minerals, primarily high-purity silica sands and muscovite mica, and combines the Company’s Industrial Sands and Specialty Minerals operations.

Primarily through a direct sales force, the Company serves customers in a wide range of industries, including building materials, energy, environmental and industrial/specialty. The composition of the segments and measure of segment profitability is consistent with the segment reporting structure used by the Company’s management to evaluate the operating performance of the Company’s businesses.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the operating segment information as of and for the three months ended March 31, 2003 and 2002 (in thousands):

	Great Lakes Minerals	Global Stone	Performance Minerals	Total Operating Segments	Corporate And Other	Consolidated

2003
Identifiable assets	$270,186	$275,916	$92,596	$638,698	$60,645	$699,343
Depreciation, depletion amortization and accretion	228	3,350	1,786	5,364	109	5,473
Capital expenditures	3,008	2,212	761	5,981	354	6,335
Net sales and operating revenues	$4,203	$40,307	$18,374	$62,884	$—	$62,884
Operating (loss) income	$(2,063)	$2,814	$1,603	$2,354	$(4,562)	$(2,208)
Gain (loss) on disposition of assets	26	(26)		—	63	63
Interest expense					(13,281)	(13,281)
Other expense, net					(1,591)	(1,591)

(Loss) income before income taxes and cumulative effect of accounting change	$(2,037)	$2,788	$1,603	$2,354	$(19,371)	$(17,017)

2002
Identifiable assets	$257,349	$274,890	$95,154	$627,393	$52,531	$679,924
Depreciation, depletion and amortization	46	3,018	1,634	4,698	19	4,717
Capital expenditures	3,121	2,021	689	5,831	20	5,851
Net sales and operating revenues	$2,343	$39,109	$20,903	$62,355	$—	$62,355
Operating (loss) income	$(1,653)	$3,492	$2,649	$4,488	$(2,947)	$1,541
(Loss) gain on disposition of assets	(5)	135	4	134		134
Interest expense					(10,072)	(10,072)
Other expense, net					(154)	(154)

(Loss) income before income taxes and cumulative effect of accounting change	$(1,658)	$3,627	$2,653	$4,622	$(13,173)	$(8,551)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s Discussion and Analysis of Financial Condition and Results of Operations contain statements concerning certain trends and other forward-looking information within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) weather conditions, particularly in the Great Lakes region, flooding, and/or water levels; (2) fluctuations in energy, fuel and oil prices; (3) fluctuations in integrated steel production in the Great Lakes region; (4) fluctuations in Great Lakes and Mid-Atlantic construction activity; (5) a change in economic conditions or population growth rates in southern California; (6) the outcome of periodic negotiations of labor agreements; (7) the loss, insolvency or bankruptcy of major customers, insurers or debtors; (8) changes in environmental laws and (9) an increase in the number and cost of asbestos and silica product liability claims filed against the Company and its subsidiaries and determinations by a court or jury against the Company’s interest.  Some of the Company’s customers and other debtors have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Management does not expect the aggregate effect of these reorganizations to have a material impact on the Company’s financial condition.

     Management’s discussion and analysis of its financial condition and results of operation are based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On a continual basis, the Company evaluates its estimates, including those related to accounts receivable reserves, inventories, intangible assets, impairment and useful lives of long-lived assets, pensions and other postretirement benefits, asset retirement obligations and commitments and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

     On April 30, 2003, John N. Lauer resigned from the Company’s Board of Directors.  Until that time, he served as the Chairman of the Board of Directors.

FINANCIAL CONDITION

Acquisition

     In early January 2003, the Company acquired all of the outstanding common shares and other ownership interests in a group of companies together known as Erie Sand and Gravel Company (Erie Sand and Gravel) for $6,831,000 in cash and $4,069,000 in assumed debt, which was refinanced at closing.  The purchase price in excess of net assets (i.e., goodwill) amounted to $3,995,000.  Erie Sand and Gravel operates a dock, bulk products terminal, Great Lakes self un-loading vessel, ready-mix concrete mixing facility and trucking company that distributes construction sand and aggregates in the northwest Pennsylvania/ western New York region.  The acquisition of Erie Sand and Gravel is another strategic step in further driving the Company’s Great Lakes strategy and strengthens the Company’s leadership position on the Great Lakes. The net assets and results of operations of Erie Sand and Gravel are included within the Company’s Great Lakes Minerals segment.

     The Erie Sand and Gravel acquisition was accounted for under the purchase method of accounting.  The purchase price has been allocated based on estimated fair values at the date of acquisition.  The Company expects to finalize its estimation of the fair value of the assets acquired within the twelve month allocation period.  Since the acquisition took place at the beginning of 2003, pro forma effects were not material to reported net loss and net loss per share, assuming dilution.

Liquidity and Capital Resources

     Due to the seasonal nature of many of the Company’s operations, the Company is customarily a net borrower during the first quarter.  Availability under the Company’s Senior Credit facility is used to fund working capital requirements, winter work for the Great Lakes Minerals segment and replacement capital expenditures during this period, while the operations of the Great Lakes Minerals segment are substantially dormant and many of the Global Stone segment’s operations are operating at a reduced capacity.  Borrowings normally tend to peak during the middle of the second quarter; with pay-downs beginning in the middle of the third quarter.

     The Company’s operating activities used cash of $15,057,000 in the first three months of 2003 compared with $15,658,000 in the first three months of 2002.  The decreased use of cash between the two quarters is primarily the result of increased cash generation from collections on accounts receivable, partially offset by increased winter maintenance and vessel costs, increased cash payments on accounts payable and an increase in the net loss for the quarter.

     Capital expenditures were $6,335,000 for the first three months of 2003 compared with $5,851,000 for the same period in 2002.  Expenditures for replacement of existing equipment totaled approximately $4,427,000.  Expansion projects received funding of $1,056,000, with the balance of $852,000 allocated to the quarries.  Capital expenditures during the first three months of 2003 increased $484,000, or 8%, as compared to the same time period in 2002 as a result of scheduled five-year inspections on three of the Company’s vessels.  There were no vessel inspections in 2002.  Without these inspections, first quarter 2003 capital expenditures would have decreased approximately $1,000,000.  Full-year capital expenditures for 2003 are expected to approximate $20,000,000, which is consistent with 2002.

FINANCIAL CONDITION (CONTINUED)

     In the first three months of 2003, the Company’s additional borrowings exceeded debt repayments by $27,516,000 compared with the first three months of 2002 in which additional borrowings exceeded debt repayments by $19,230,000. Additional borrowings exceeded debt repayments in both years primarily because of the seasonal nature of many of the Company’s businesses discussed above.  The increase in net borrowings in 2003 as compared with 2002 was attributable to the Erie Sand and Gravel acquisition and higher capital expenditures as discussed above.  The Company anticipates being a net borrower for the year.

     Under the provisions of the Company’s Syndicated Term Loan, Senior Credit Facility and Vessel Term Loan agreements (the Agreements), the Company is required to comply with various financial-based covenants.  In anticipation of violating covenants during the first quarter of 2003, the Company obtained a waiver from its syndicated banking group through June 15, 2003.  Without the waiver, the Company would have been in violation of covenants requiring the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization (EBITDA) and a maximum level of total debt and senior debt to EBITDA at their March 31, 2003 measurement dates.  The Company is in compliance with its remaining covenants, the most restrictive of which includes a minimum cash flow coverage ratio and a minimum interest coverage ratio.  The waiver includes an increase in the margin over LIBOR paid the syndicated banking group from 4.0% to 4.5% through August 15, 2003 and gives the Company access to $4,000,000 of committed but previously restricted funds.

     Under the current Agreements, the Company does not anticipate satisfying covenants in the second quarter of 2003 after the waiver expires; accordingly, the Company reclassified the $118,000,000, $114,785,000 and $15,026,000 outstanding on its Syndicated Term Loan, Senior Credit Facility and Vessel Term Loan, respectively, to current liabilities on the Condensed Consolidated Balance Sheet.  The Company will work to amend the Agreements to modify the covenants to levels that are attainable under current economic conditions.  The maturity of the Syndicated Term Loan and Senior Credit Facility is October 31, 2004, while the Vessel Term Loan carries semi-annual principal payments (ranging from $787,000 to $1,055,000) through January 15, 2007 and a final principal payment of $7,650,000 due on July 15, 2007.

     At March 31, 2003, the Company has $19,541,000 (including $4,000,000 unrestricted by the recent waiver as discussed above) available for use on its Senior Credit Facility.  The related interest rate at March 31, 2003 approximates 5.44%.

     Although management believes that the Company’s liquidity is sufficient to meet its immediate needs, we continue to be concerned about our liquidity, particularly for the next 15 months.  Accordingly, the Company is working with outside experts and advisors to improve cash flows by reducing inventories and actively managing the Company’s accounts receivable and accounts payable cycles.  Furthermore, the Company is targeting opportunities to reduce costs by a goal of at least $5,000,000 by the end of 2003.  In order to accomplish this goal, several projects are being implemented, including, but not limited to, a review of current staffing needs, a hiring freeze and cost savings from the back-office consolidation of its pooled fleet operations.

     The Company did not declare a dividend in the first three months of 2003 or 2002.  The Company’s 2001 amendments to its financial covenants on its Syndicated Term Loan and Senior Credit Facility prohibit the payment of cash dividends.

FINANCIAL CONDITION (CONTINUED)

     Several of the Company’s subsidiaries have been and continue to be named as defendants in an increasing number of cases relating to the exposure of people to asbestos and silica. The plaintiffs in the cases generally seek compensatory and punitive damages of unspecified sums based upon common law or statutory product liability claims. Some of these cases have been brought by plaintiffs against the Company (or its subsidiaries) and other marine services companies or product manufacturer co-defendants. Considering our past and present operations relating to the use of asbestos and silica, it is possible that additional claims may be made against the Company and its subsidiaries based upon similar or different legal theories seeking similar or different types of damages and relief.

     The Company believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance from multiple providers. In the fourth quarter of 2002, the Company agreed with its insurers to  fund settlement and defense costs arising out of asbestos litigation, effective April 1, 2003, to the extent an insurer is insolvent.  During the first quarter of 2003, the Company received the remaining funds on certain insurance policies covering certain of such liabilities, which the Company will use to fund its share of settlements in 2003.  Management believes its share of such 2003 liabilities will not exceed the amount of insurance proceeds it received; however, the Company continues to maintain a reserve for such liabilities based upon historic settlement levels.  With respect to silica claims, the Company has been and will continue to be responsible for funding a small percentage of all settlements and defense costs.  Management believes that its share of settlements on an annual basis is not significant to the operations or cash flows of the Company, although the Company continues to maintain a reserve to address this contingency.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2002

     The Company’s net sales and operating revenues of $62,884,000 in the first quarter of 2003 were 1% higher than net sales and operating revenues of $62,355,000 for the same quarter in 2002. The Company reported an operating loss of $2,208,000 for the first quarter of 2003 compared with operating income of $1,541,000 for the same period in 2002.  Net loss for the first quarter of 2003 was $11,050,000 ($2.17 per share, assuming dilution) compared with $5,473,000 ($1.09 per share, assuming dilution) for the same period in 2002. The increase in net sales and operating revenues for the quarter was primarily attributable to the acquisition of Erie Sand and Gravel, which contributed $983,000 to first quarter 2003 operating revenues; the return of iron ore pellet shuttle business to the Company’s Great Lakes Minerals segment, which was absent in the first quarter of 2002; and increased demand from the lime and roofing fillers markets, benefiting the Company’s Global Stone segment.  Additionally, severe winter weather in the Midwest increased demand from electric utilities for flue gas desulfurization products provided by the Global Stone segment’s Portage, Indiana facility.  These increases to the quarter’s net sales and operating revenues were partially offset by continued softness in industry demand for sands used in oil well fracturing and building materials and fillers used in carpet and flooring manufacturing, negatively impacting the Company’s Performance Minerals and Global Stone segments, respectively.  Additionally, heavy rains in the Mid-Atlantic and Southeast late in the first quarter of 2003 slowed the start of the lawn and garden season.

RESULTS OF OPERATIONS (CONTINUED)

     Though the Company continues to benefit from its restructuring activities of 2001, pooling agreement with American Steamship Company and overall Great Lakes strategy, operating income in the first quarter of 2003 was $3,749,000 lower than operating income in the first quarter of 2002, primarily because of severe weather conditions during late February and into March 2003.  Heavy snow in the Great Lakes region coupled with heavy rains in the Mid-Atlantic and Southeast (which led to flooding at the Company’s Luttrell, Tennessee and around the Buchanan, Virginia operating locations) resulted in increased energy consumption, higher fuel and energy prices, lost work days, production inefficiencies and increased purchases of inventory from third-parties.  These factors, coupled with increasing costs to fund retirement benefits, had a negative impact on segment margins for the quarter and contributed to the widening loss as compared to the first quarter of 2002.   The Company believes that the majority of the costs and inefficiencies associated with this severe weather are behind it and intends to focus on improving operating margins going forward.

     The $5,577,000 increase in net loss in the first quarter of 2003 as compared with the first quarter of 2002 was the result of decreased operating income as discussed above, increased interest expense, a non-cash charge of $1,391,000 (net of tax benefit of $889,000) related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” and a first quarter charge of $888,000 (net of tax benefit of $567,000) to establish a reserve for a non-trade debtor of the Company who filed for Chapter 11 bankruptcy protection.

     The Company utilizes certain tax preference deductions afforded by law to mining companies.  Although the amount of these deductions is materially consistent from year to year, these permanent book/tax differences can cause significant fluctuations in the Company’s effective tax rate based upon the level of pre-tax book income or loss.

     Operating results of the Company’s business segments for the three months ended March 31, 2003 and 2002 are discussed below.

Great Lakes Minerals

     Net sales and operating revenues for the Company’s Great Lakes Minerals segment increased $1,860,000, or 79%, to $4,203,000 for the first quarter of 2003 from $2,343,000 for the first quarter of 2002. The increase in net sales and operating revenues was primarily the result of the Erie Sand and Gravel acquisition, which contributed $983,000 to first quarter 2003 operating revenues, and the return of iron ore pellet shuttle business to the segment, which was absent in the first quarter of 2002.  First quarter net sales and operating revenues for the Great Lakes Minerals segment historically are not material to the total year because of curtailed winter operations.  For example, in 2002, first quarter revenues represented less than 2% of the segment's total year results.

     Cost of goods sold and operating expenses for the Great Lakes Minerals segment were $4,006,000 for the three months ended March 31, 2003 compared with $2,134,000 for the same period in 2002, an increase of 88%.  As with net sales and operating revenues, first quarter cost of goods sold and operating expenses are historically not material to the total year.  Cost of goods sold and operating expenses as a percentage of net sales and operating revenues were 95% in the first quarter of 2003 and 91% in the same quarter of 2002. The increase in cost of goods sold and operating expenses as a percentage of net sales and operating revenues primarily resulted from the acquisition of Erie Sand and Gravel, whose operations are significantly impeded by the weather during the first quarter.

RESULTS OF OPERATIONS (CONTINUED)

Great Lakes Minerals (Continued)

     Operating loss for the first quarter of 2003 was $2,063,000 as compared with an operating loss of $1,653,000 for the first quarter of 2002. The $410,000 increase in operating loss was primarily due to the seasonal nature of Erie Sand and Gravel.

Global Stone

     Net sales for the Company’s Global Stone segment increased $1,198,000, or 3%, to $40,307,000 for the three months ended March 31, 2003 from $39,109,000 in the same period of 2002.  The segment is benefiting from increased industry demand for roofing fillers and lime, while there has been continued softness in demand from the carpet and flooring markets for fillers.  Severe winter weather in the Midwest benefited the segment’s Portage, Indiana facility, which provides flue gas desulfurization products to electric utility companies.  However, heavy rains late in the quarter in the Mid-Atlantic and Southeast slowed the start of the lawn and garden season.

     Cost of goods sold for the Global Stone segment totaled $31,962,000 in the three months ended March 31, 2003 compared with $29,896,000 in the three months ended March 31, 2002, an increase of 7%. Cost of goods sold as a percentage of net sales was 79% and 76% in the first quarter of 2003 and 2002, respectively.  The increase in cost of goods sold as a percentage of net sales between the quarters was primarily due to severe weather conditions during late February and into March 2003.  Severe cold early in the quarter coupled with heavy rains in the Mid-Atlantic and Southeast late in the quarter (which led to flooding at the Company’s Luttrell, Tennessee and around the Buchanan, Virginia operating locations) resulted in increased energy consumption, higher fuel and energy prices, lost work days, increased production inefficiencies and increased purchases of inventory from third-parties.  These factors all contributed to a reduction in operating margins.

     The segment contributed $2,814,000 to operating income for the three months ended March 31, 2003 compared with $3,492,000 in the same period of 2002. The $678,000 decrease in operating income in the first quarter of 2003 was primarily attributable to the increase in cost of goods sold as a percentage of net sales discussed above and an increase in the amortization of capitalized stripping at the Company’s Luttrell, Tennessee operating location.

Performance Minerals

     Net sales for the Company’s Performance Minerals segment were $18,374,000 for the first quarter of 2003, down 12% from $20,903,000 for the same quarter of 2002. The decrease in net sales was primarily attributable to decreased industry demand for sands used in oil well fracturing and building materials.  Additionally, net sales for the first three months of 2002 included $551,000 in sales related to three operating locations closed as part of the Company’s 2001 restructuring activities.  There were no such sales in 2003.

     Cost of goods sold for the Performance Minerals segment was $13,685,000 for the first quarter of 2003, which was 11% lower than the $15,376,000 in the same quarter of 2002.  The $1,691,000 decrease in cost of goods sold was due to the decrease in net sales discussed above.  Cost of goods sold as a percentage of net sales was 74% for the first quarter of 2003 and 2002.

RESULTS OF OPERATIONS (CONTINUED)

Performance Minerals (Continued)

     Operating income for the Performance Minerals segment was $1,603,000 for the first quarter of 2003 compared with $2,649,000 for the same period of 2002. The operating income decrease of $1,046,000 was primarily related to the decrease in net sales discussed above.

Depreciation, Depletion, Amortization and Accretion

     Depreciation, depletion, amortization and accretion expense was $5,473,000 for the three months ended March 31, 2003 compared with $4,717,000 for the same period of 2002.  Depreciation, depletion and amortization was 9% and 8% of total net sales and operating revenues in 2003 and 2002, respectively. The percentage of depreciation, depletion, amortization and accretion expense to net sales and operating revenues increased between the two quarters because of depreciation on recent capital expenditures, increased amortization of capitalized stripping costs at the Company’s Luttrell, Tennessee location and the addition of $150,000 in accretion and depreciation expense as the result of adopting SFAS No. 143.

General, Administrative and Selling Expenses

     Total general, administrative and selling expenses were $10,075,000 for the first quarter of 2003 compared with $8,791,000 for 2002. The percentage of general, administrative and selling expenses to total net sales and operating revenues was 16% in the first quarter of 2003 and 14% in the first quarter of 2002.  Although the Company continues to benefit at the operating level from the closure of two subsidiary offices during the 2001 restructuring, general, administrative and selling expenses increased between the two quarters, primarily as a result of continued increases in the cost to fund retirement benefits.  Additionally, throughout 2002, the Company centralized certain operations and added management expertise which increased compensation expense in the first quarter 2003 versus the first quarter of 2002. Management expects to continue to benefit from its restructuring activities, while at the same time the cost of retirement benefits is expected to continue to rise throughout 2003.

Other

     Interest expense increased $3,209,000 to $13,281,000 in the first quarter of 2003 compared with $10,072,000 for the same period of 2002.  The primary factors contributing to this increase are a higher weighted-average cost of debt and higher levels of debt.  The weighted-average cost of debt increased because of the higher fixed rate of interest associated with the Company’s Senior Secured Notes executed in conjunction with the Company’s refinancing activities in the fourth quarter of 2002.  Interest expense on bank debt was $9,593,000 and $6,957,000 in the first quarter of 2003 and 2002, respectively.  The Company is benefiting from lower interest rates on its variable rate debt, however, these benefits are limited because the Company hedges its exposure to interest rate fluctuations on a majority of its Senior Credit Facility and Syndicated Term Loan debt, 95% and 76% at March 31, 2003 and 2002, respectively.  Interest expense on hedges was $2,662,000 in the first quarter of 2003 compared with $2,317,000 in the first quarter of 2002.  Amortization of fees associated with the Company’s 2001 and 2002 bank amendments increased to $965,000 in 2003 from $737,000 in 2002.  The remainder of interest expense was related to capital leases and notes payable.

RESULTS OF OPERATIONS (CONTINUED)

Other (Continued)

     On May 1, 2003, Eveleth Mines LLC (d.b.a. EVTAC Mining) filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  EVTAC Mining is a non-trade debtor to the Company for obligations arising out of a prior relationship.  The Company recognized an after-tax charge of $888,000 (or $0.17 per share, assuming dilution) in the first quarter of 2003 to establish a reserve for this matter.  The charge was included in Other Expense on the Condensed Consolidated Statement of Operations.  Because the bankruptcy filing occurred after the Company released its operating results for the first quarter of 2003 on April 30, 2003, this charge was not included in that preliminary earnings release.

Cumulative Effect of Accounting Change for Asset Retirement Obligations

     The Company adopted SFAS No. 143 at January 1, 2003.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. Over time, the liability is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, a company either settles the obligation for its recorded amount or recognizes a gain or loss.

     The Company is legally required by various state and local regulations and/or contractual agreements to reclaim land disturbed by its quarrying activities and to remove buildings, land improvements and fixed equipment from certain properties.  Upon adoption of SFAS No. 143 at January 1, 2003, the Company recorded asset retirement obligations totaling $5,854,000, increased net property and equipment by $3,574,000 and recognized a non-cash cumulative effect charge of $1,391,000 (net of a deferred tax benefit of $889,000).  Asset retirement obligations are included in Other Long-Term Liabilities on the Condensed Consolidated Balance Sheet.

     Asset retirement obligations were estimated for each of the Company’s operating locations, where applicable, based on the Company’s current and historical experience, adjusted for factors that an outside third-party would consider, such as inflation, overhead and profit.  Estimated obligations were escalated to the expected closure dates of the operating locations using an assumed inflation rate and then were discounted using a credit-adjusted risk-free interest rate.  The expected closure date of each location represents the estimated exhaustion date of remaining mineral reserves or, for leased locations, the lesser of the mineral reserve exhaustion date or lease termination date.  Because the Company’s mineral reserves and lease agreements have expected lives many years into the future, an appropriate market risk premium was unable to be estimated and considered when escalating the estimated obligations.

     The accretion of the asset retirement obligations and depreciation of the capitalized costs, which are included in Depreciation, Depletion, Amortization and Accretion on the Condensed Consolidated Statement of Operations, are being recognized over the estimated useful lives of the operating locations (i.e., to their expected closure dates).  A movement of the Company’s asset retirement obligations during the three month period ended March 31, 2003 follows (in thousands):

RESULTS OF OPERATIONS (CONTINUED)

Cumulative Effect of Accounting Change for Asset Retirement Obligations (Continued)

Three Months Ended March 31, 2003

Upon adoption at January 1, 2003	$5,854
Accretion expense	102

Balance at March 31, 2003	$5,956

     Pro forma effects on the three month period ended March 31, 2002, assuming that SFAS No. 143 had been applied during 2002, were not material to reported net loss and net loss per share, assuming dilution.

     The Company believes that the estimate of its asset retirement obligations represents a critical accounting policy used in the preparation of its Condensed Consolidated Financial Statements.  Inherent in this estimate are key assumptions, including inflation rate, discount rate, expected lives of the Company’s operating locations and third-party overhead and profit rates.  The estimated obligations are particularly sensitive to the impact of changes in the expected lives and the difference between the inflation and discount rates.  Changes in state and local regulations, the Company’s contractual obligations, available technology, overhead rates or profit rates would also have a significant impact on the recorded obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information regarding the Company’s financial instruments that are sensitive to changes in interest rates was disclosed in the 2002 Annual Report on Form 10-K filed by the Company on February 28, 2003.

     The following table provides information about the Company’s derivative and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and debt obligations.  For debt obligations, the table presents cash flows and related weighted average interest rates by expected maturity dates.  For interest rate swaps, the table presents notional amounts and weighted average LIBOR interest rates by contractual maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract.  Weighted average variable rates are based on implied forward LIBOR rates in the yield curve, plus a 4.00% margin in 2003 and a 4.25% margin in 2002 for variable rate long-term debt.  The Company does not hold or issue financial instruments for trading purposes.

	March 31, 2003

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$979	$2,131	$2,104	$2,124	$47,926	$137,593	$192,857	$135,031
Average interest rate	12.91%	12.94%	13.01%	13.08%	13.15%	12.18%
Variable rate	$334	$233,119	$334	$334	$334		$234,455	$234,455
Average interest rate	5.26%	6.24%	2.37%	3.58%	4.42%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed	$170,000	$50,000					$220,000	$7,045
Average LIBOR pay rate	6.79%	6.97%
Average LIBOR receive rate	1.26%	2.24%

	December 31, 2002

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$2,009	$2,016	$2,010	$2,073	$46,981	$137,594	$192,683	$147,362
Average interest rate	12.86%	12.93%	12.99%	13.06%	13.13%	12.18%
Variable rate	$334	$201,329	$334	$334	$334		$202,665	$202,665
Average interest rate	5.68%	6.63%	1.97%	3.08%	3.75%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed	$170,000	$50,000					$220,000	$9,773
Average LIBOR pay rate	6.79%	6.97%
Average LIBOR receive rate	1.43%	2.38%

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Company management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures completed May 8, 2003.

Changes in Internal Controls

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Several of the Company’s subsidiaries have been and continue to be named as defendants in an increasing number of cases relating to the exposure of people to asbestos and silica.  Despite an increase in cases during the first quarter of 2003, management did not deem it necessary to signifiantly increase the Company’s recorded liabilities at this time.

The Company has received a letter from the Michigan Department of Environmental Quality claiming that the Company may have liability relating to land and water in the state of Michigan in connection with certain iron ore mines that have been inactive for several decades.  The Company is investigating the facts and circumstances surrounding this matter to determine if it has a liability.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2003 Annual Meeting of Shareholders of the Company held on April 30, 2003, the shareholders elected nine directors, each to serve one-year terms expiring at the Company’s 2004 Annual Meeting of Shareholders, subject to their earlier retirement or resignation, and approved the Company’s Amended and Restated Code of Regulations.

Voting for the election of directors and the Amended and Restated Code of Regulations was as follows:

	For	Against	Abstain	Broker Non-Vote

1. Election of Directors:
M. E. Bank	3,875,814	—	503,762	—
W. G. Bares	3,908,503	—	471,073	—
J. T. Bartlett	3,899,579	—	479,997	—
A. C. Bersticker	3,881,070	—	498,506	—
J. N. Lauer*	3,826,621	—	552,955	—
M. W. Ludlow	4,222,647	—	156,929	—
M. D. Lundin	4,221,857	—	157,719	—
W. G. Pryor	3,907,005	—	472,571	—
J. A. Wolfe**	3,923,055	—	456,521	—
2. Approval of the Amended and Restated Code of Regulations	2,889,985	558,918	29,254	901,419

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

Proxies were solicited on behalf of the Company by Georgeson and Company, Inc. as set forth in the Company’s definitive proxy statement dated March 19, 2003.

*	On April 30, 2003, John N. Lauer resigned from the Company’s Board of Directors. Until that time, he served as the Chairman of the Board of Directors.

**	Judith A. Wolfe, by letter dated April 29, 2003, withdrew her name as a nominee to serve as a Director of the Company due to illness.

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	3.1	Amended and restated Code of Regulations of Oglebay Norton Company approved April 30, 2003.

10.1

Waiver Letter and Amendment No. 6 to Credit Agreement made as of March 31, 2003, among Oglebay Norton Company, Keybank National Association, as administrative agent for the Banks, Bank One, Michigan as syndication agent and The Bank of Nova Scotia, as documentation agent.

10.2

Waiver Letter and Amendment No. 6 to Loan Agreement made as of March 31, 2003, among Oglebay Norton Company, Keybank National Association, as administrative agent for the Banks, Bank One, Michigan as syndication agent and The Bank of Nova Scotia, as documentation agent.

	99.1	Certification with respect to financial statements of the Chief Executive Officer, Michael D. Lundin, and the Chief Financial Officer, Julie A. Boland, dated May 14, 2003.

	99.2	Letter of resignation from John N. Lauer , resigning as a member of the Board of Directors of Oglebay Norton Company, effective April 30, 2003.

	99.3	Letter of withdrawal from Judith A. Wolfe, withdrawing her name as a nominee to serve as a Director of Oglebay Norton Company, dated April 29, 2003.

(b)	Report on Form 8-K

On May 6, 2003, the Company filed a Form 8-K with regard to the release of its financial results as of and for the first quarter ending March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

DATE: May 14, 2003	By:	/s/ MICHAEL D. LUNDIN

Michael D. Lundin President and Chief Executive Officer, on behalf of the Registrant and as Principal Executive Officer

	By:	/s/ JULIE A. BOLAND

Julie A. Boland Vice President and Chief Financial Officer, on behalf of the Registrant and as Principal Financial and Accounting Officer

CERTIFICATIONS

I,   Michael D. Lundin, President and Chief Executive Officer of Oglebay Norton Company (the “Registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Oglebay Norton Company;

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

	b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

DATE: May 14, 2003	By:	/s/ MICHALE D. LUNDIN

Michael D. Lundin President and Chief Executive Officer

CERTIFICATIONS (CONTINUED)

I,   Julie A. Boland, Vice President and Chief Financial Officer of Oglebay Norton Company (the “Registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Oglebay Norton Company;

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

	b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

DATE: May 14, 2003	By:	/s/ JULIE A. BOLAND

Julie A. Boland Vice President and Chief Financial Officer