Form 10-Q
period 2003-06-30
OGLEBAY NORTON CO /OHIO/
filed 2003-08-08
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003

Commission File number 000-32665

OGLEBAY NORTON COMPANY

(Exact name of registrant as specified in its charter)

Ohio	34-1888342
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

North Point Tower, 1001 Lakeside Ave., 15th Floor, Cleveland, Ohio	44114-1151
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 216-861-3300

N/A

Former name, former address and former fiscal year,

if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Common shares outstanding at August 8, 2003:	5,020,336

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1
Condensed Consolidated Statement of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2003 and 2002	3

Condensed Consolidated Balance Sheet (Unaudited) - June 30, 2003 and December 31, 2002	4

Condensed Consolidated Statement of Cash Flows (Unaudited) - Six Months Ended June 30, 2003 and 2002	5

Notes to Condensed Consolidated Financial Statements	6-16
Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-32
Item 3
Quantitative and Qualitative Disclosures About Market Risk	33
Item 4
Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1
Legal Proceedings	35
Item 2
Changes in Securities and Use of Proceeds	35
Item 3
Defaults upon Senior Securities	36
Item 4
Submission of Matters to a Vote of Security Holders	36
Item 5
Other Information	36
Item 6
Exhibits and Reports on Form 8-K	36

SIGNATURES	37

Part I. Item 1. FINANCIAL INFORMATION

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
NET SALES AND OPERATING REVENUES	$116,506	$112,592	$179,390	$174,947
COSTS AND EXPENSES

Cost of goods sold and operating expenses	88,884	78,823	138,428	126,129
Depreciation, depletion, amortization and accretion	10,903	9,655	16,376	14,372
General, administrative and selling expenses	9,827	8,651	19,902	17,442
Provision for restructuring, asset impairments and early retirement programs	13,114	—	13,114	—

	122,728	97,129	187,820	157,943

OPERATING (LOSS) INCOME	(6,222)	15,463	(8,430)	17,004

(Loss) gain on disposition of assets	(6)	(61)	57	72
Interest expense	(13,102)	(10,419)	(26,383)	(20,491)
Other expense, net	(531)	(273)	(2,122)	(426)

(LOSS) INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(19,861)	4,710	(36,878)	(3,841)
INCOME (BENEFIT) TAXES	(7,280)	1,178	(14,638)	(1,900)

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(12,581)	3,532	(22,240)	(1,941)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR ASSET RETIREMENT OBLIGATIONS (net of tax benefit of $889)	—	—	(1,391)	—

NET (LOSS) INCOME	$(12,581)	$3,532	$(23,631)	$(1,941)

PER SHARE AMOUNTS—BASIC AND ASSUMING DILUTION:
(Loss) income before cumulative effect of accounting change	$(2.47)	$0.70	$(4.37)	$(0.39)
Cumulative effect of accounting change for asset retirement obligations (net of tax benefit of $0.18)	—	—	(0.27)	—

Net (loss) income per share—basic and assuming dilution	$(2.47)	$0.70	$(4.64)	$(0.39)

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

	(UNAUDITED) June 30 2003	December 31 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$756
Accounts receivable, net of reserve for doubtful accounts (2003 - $4,237; 2002 - $3,866)	60,741	55,675

Inventories
Raw materials and finished products	38,116	39,273
Operating supplies	14,641	14,746

	52,757	54,019
Deferred income taxes	3,951	3,951
Prepaid expenses and other current assets	22,897	8,915

TOTAL CURRENT ASSETS	140,346	123,316

PROPERTY AND EQUIPMENT	742,695	732,421
Less allowances for depreciation, depletion and amortization	313,772	295,163

	428,923	437,258
GOODWILL, net of accumulated amortization ($11,093 in 2003 and 2002)	77,180	73,044
PREPAID PENSION COSTS	36,615	37,695
OTHER ASSETS	12,892	16,154

TOTAL ASSETS	$695,956	$687,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$333,484	$2,343
Accounts payable	27,744	24,799
Payrolls and other accrued compensation	7,534	9,374
Accrued expenses	12,487	16,356
Accrued interest expense	10,840	10,155
Income taxes payable	5,867	5,887

TOTAL CURRENT LIABILITIES	397,956	68,914

LONG-TERM DEBT, less current portion	101,957	393,005
POSTRETIREMENT BENEFITS OBLIGATIONS	49,330	47,808
OTHER LONG-TERM LIABILITIES	38,212	35,470
DEFERRED INCOME TAXES	13,490	26,769

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000 shares	—	—
Common stock, par value $1 per share, authorized 30,000 shares; issued 7,253 shares	7,253	7,253
Additional capital	9,705	9,727
Retained earnings	115,636	139,267
Accumulated other comprehensive loss	(6,873)	(9,533)

	125,721	146,714
Treasury stock, at cost - 2,239 and 2,275 shares at respective dates	(30,710)	(31,213)

TOTAL STOCKHOLDERS’ EQUITY	95,011	115,501

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$695,956	$687,467

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30
	2003	2002
OPERATING ACTIVITIES
Net loss	$(23,631)	$(1,941)
Adjustments to reconcile net loss to net cash used for operating activities:
Cumulative effect of accounting change for asset retirement obligations, net of taxes	1,391	—
Depreciation, depletion, amortization and accretion	16,376	14,372
Deferred vessel costs	(5,602)	(6,416)
Deferred winter maintenance costs	(6,649)	(6,095)
Income tax refund	—	6,341
Deferred income taxes	(12,978)	(2,285)
Restructuring, asset impairments and early retirement programs	12,336	(1,367)
Gain on disposition of assets	(57)	(72)
Decrease (increase) in prepaid pension costs	1,080	(265)
Increase in accounts receivable	(4,113)	(18,824)
Decrease in inventories	5,323	441
Increase in accounts payable	160	4,208
(Decrease) increase in payrolls and other accrued compensation	(1,840)	578
Decrease in accrued expenses	(3,229)	(172)
Increase (decrease) in accrued interest	685	(12)
(Decrease) increase in income taxes payable	(20)	9
Increase in postretirement benefits obligations	1,522	1,448
Other operating activities	2,483	(1,025)

NET CASH USED FOR OPERATING ACTIVITIES	(16,763)	(11,077)

INVESTING ACTIVITIES
Capital expenditures	(12,445)	(11,231)
Acquisition of Erie Sand and Gravel Company	(6,831)	—
Proceeds from the disposition of assets	149	45

NET CASH USED FOR INVESTING ACTIVITIES	(19,127)	(11,186)

FINANCING ACTIVITIES
Repayments on debt	(66,235)	(67,910)
Additional debt	101,879	87,950
Other financing activities	(510)	(84)

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,134	19,956

Decrease in cash and cash equivalents	(756)	(2,307)

CASH AND CASH EQUIVALENTS, JANUARY 1	756	2,307

CASH AND CASH EQUIVALENTS, JUNE 30	$—	$—

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes to the Condensed Consolidated Financial Statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Management of the Company, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such periods have been made. Certain amounts in the prior year have been reclassified to conform with the 2003 presentation.

The Condensed Consolidated Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K and the condensed consolidated financial statements and notes thereto included in the Company’s March 31, 2003 Quarterly Report on Form 10-Q.

2.	Operating results are not necessarily indicative of the results to be expected for the year, due to the seasonal nature of certain aspects of the Company’s business. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements. Actual results could differ from those estimates and assumptions. The Company utilizes certain tax preference deductions afforded by law to mining companies. Although the amount of these deductions is materially consistent from year to year, these permanent book/tax differences can cause significant fluctuations in the Company’s effective tax rate based upon the level of pre-tax book income or loss.

3.	In early January 2003, the Company acquired all of the outstanding common shares and other ownership interests in a group of companies together known as Erie Sand and Gravel Company (Erie Sand and Gravel) for $6,831,000 in cash and $4,069,000 in assumed debt, which was refinanced at closing. The purchase price in excess of net assets (i.e., goodwill) is currently $4,136,000. Erie Sand and Gravel operates a dock, a bulk products terminal, a Great Lakes self-unloading vessel, a ready-mix concrete mixing facility and a trucking company that distribute construction sand and aggregates in the northwest Pennsylvania/western New York region. The acquisition of Erie Sand and Gravel is another strategic step in further driving the Company’s Great Lakes strategy and strengthens the Company’s leadership position on the Great Lakes. The net assets and results of operations of Erie Sand and Gravel are included within the Company’s Great Lakes Minerals segment.

The Erie Sand and Gravel acquisition was accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair values at the date of acquisition. The Company expects to finalize its estimation of the fair value of the assets acquired within the twelve-month allocation period. Since the acquisition took place at the beginning of 2003, pro forma effects were not material to reported net loss and net loss per share, basic and assuming dilution.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Under the provisions of the Company’s Syndicated Term Loan, Senior Credit Facility, Vessel Term Loan and Senior Secured Notes agreements (the Agreements), the Company is required to comply with various financial-based covenants. In anticipation of violating certain covenants of the Syndicated Term Loan, Senior Credit Facility and Vessel Term Loan agreements during the first and second quarters of 2003, the Company obtained waivers from its syndicated banking group initially through June 15, 2003 and again through August 15, 2003. In anticipation of violating certain covenants of the Senior Secured Notes agreement during the second quarter of 2003, the Company obtained a waiver from its senior secured note holders through August 15, 2003. Without these waivers, the Company would have been in violation of covenants requiring the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization (EBITDA), a maximum level of total debt and senior debt to EBITDA, a minimum cash flow coverage ratio, a minimum level of net worth (except for the Senior Secured Notes with which the Company remained in compliance), and a minimum interest coverage ratio at their June 30, 2003 measurement dates. The waivers related to the Syndicated Term Loan and Senior Credit Facility include an increase in the margin over LIBOR paid to the Company’s syndicated banking group from 4.0% to 4.5% through August 15, 2003. The Company paid a modest fee to the senior secured note holders to obtain the waiver related to the Senior Secured Notes.

Under the current Agreements, the Company does not anticipate satisfying covenants in the third quarter of 2003 after the waivers expire. Accordingly, the Company included the $118,000,000, $122,010,000, $15,026,000 and $77,592,000 outstanding on its Syndicated Term Loan, Senior Credit Facility, Vessel Term Loan and Senior Secured Notes, respectively, in current liabilities on the Condensed Consolidated Balance Sheet. As previously reported, the Company is currently in on-going negotiations with its syndicated banking group and senior secured note holders to obtain definitive long-term amendments to the Agreements that will defer the maturity of the Syndicated Term Loan and Senior Credit Facility and will modify the covenants of the Agreements to levels that are attainable under current economic conditions. Currently, the maturity of the Syndicated Term Loan and Senior Credit Facility is October 31, 2004. The Vessel Term Loan carries semi-annual principal payments (ranging from $787,000 to $1,055,000) through January 15, 2007 and a final principal payment of $7,650,000 due on July 15, 2007. The Senior Secured Notes mature on October 25, 2008 with scheduled amortization in 2007 and 2008 (50% of original principal each year).

As the Company announced on August 1, 2003, although it had the financial ability to make payment, the Company chose to defer the interest payment due August 1, 2003 on its 10% Senior Subordinated Notes, due 2009 (the Sub-Notes), and intends to defer such interest payment until the Company enters into definitive long-term amendments with its syndicated banking group and senior secured note holders. As a result of the deferral of the interest payment on the Sub-Notes, the Company’s ability to draw on its credit availability is at the discretion of the syndicated banking group until such time that a long-term amendment is executed. Were the Company not to make the interest payment on the Sub-Notes prior to the expiration of the 30-day grace period allowed by the Sub-Notes agreement, such non-payment would constitute an Event of Default under the Sub-Notes agreement. Management expects to enter into long-term amendments with the syndicated banking group and senior secured note holders and make the

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

interest payment on the Sub-Notes within the 30-day grace period, and accordingly the Sub-Notes are included in long-term liabilities on the Condensed Consolidated Balance Sheet at June 30, 2003.

Even if the Company enters into long-term amendments with both the syndicated banking group and senior secured note holders and makes the interest payment on the Sub-Notes during the grace period, there can be no assurance that the Company’s liquidity and financial position will improve without some sort of recapitalization, reorganization and/or sale of assets. In light of the foregoing, as previously announced, the Company has retained the investment banking firm of Harris Williams and Company to assist in the potential sale of some of the assets of the Company. However, there can be no assurance that any plan of recapitalization, reorganization and/or sale of assets can be accomplished, or, if such plan is accomplished, that it will provide adequate liquidity for the Company to sufficiently improve the Company’s financial position. If the Company does not enter into long-term amendments with its syndicated banking group and senior secured note holders in order to permit sufficient time for accomplishing restructuring activities, or if the Company is unable to accomplish the desired restructuring alternatives, the Company may be forced to seek the protection of the bankruptcy laws.

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

Asset retirement obligations were estimated for each of the Company’s operating locations, where applicable, based on the Company’s current and historical experience, adjusted for factors that an outside third-party would consider, such as inflation, overhead and profit. Estimated obligations were escalated to the expected closure dates of the operating locations using an assumed inflation rate and then were discounted using a credit-adjusted, risk-free interest rate. The expected closure date of each location represents the estimated exhaustion date of remaining mineral reserves or, for leased locations, the lesser of the mineral reserve exhaustion date or lease termination date. Because the Company’s mineral reserves and lease agreements have expected lives many years into the future, an appropriate market risk premium could not be estimated and considered when escalating the estimated obligations.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The accretion of the asset retirement obligations and depreciation of the capitalized costs, which are included in Depreciation, Depletion, Amortization and Accretion on the Condensed Consolidated Statement of Operations, are being recognized over the estimated useful lives of the operating locations (i.e., to their expected closure dates). A movement of the Company’s asset retirement obligations during the six-month period ended June 30, 2003 follows (in thousands):

Six Months Ended June 30, 2003
Upon adoption at January 1, 2003	$5,854
Accretion expense	204
Actual expenditures in first half of 2003	(43)

Balance at June 30, 2003	$6,015

Pro forma effects on the six-month period ended June 30, 2002, assuming that SFAS No. 143 had been applied during 2002, were not material to reported net loss and net loss per share, assuming dilution.

6.	The Company recognizes all derivative instruments on the balance sheet at fair value. The Company’s syndicated banking group requires interest rate protection on 50% of the Company’s Senior Credit Facility and Syndicated Term Loan. Accordingly, the Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The effect of these agreements was to fix the Company’s interest rate exposure, including the applicable margin charged the Company on its LIBOR-based interest rate, at 11.25% on 50% of the Company’s Senior Credit Facility and Syndicated Term Loan at June 30, 2003.

On January 1, 2001, the Company entered into interest rate swap agreements with an aggregate notional value of $220,000,000. At that time, interest rate swaps with a notional value of $50,000,000 were designated in cash flow hedge relationships in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” while interest rate swaps with a notional value of $170,000,000 did not qualify as hedging instruments.

For the interest rate swaps with a notional value of $50,000,000 that were designated in cash flow hedge relationships on January 1, 2001, the effective portion of the changes in fair value of the swaps was recorded in other comprehensive loss, a component of stockholders’ equity. At December 31, 2002, the Company undesignated one of these interest rate swaps with a notional value of $20,000,000, since the Company’s outstanding variable rate debt at that time was less than the $220,000,000 aggregate notional value. Changes in the fair value of the undesignated interest rate swap after December 31, 2002 were recognized in interest expense. These interest rate swaps expired on April 3, 2003 and have not been replaced by the Company.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the interest rate swaps with a notional value of $170,000,000 that did not qualify as hedging instruments on January 1, 2001, a transition adjustment of $2,820,000 (net of income taxes of $1,803,000) was recorded in other comprehensive loss. The transition adjustment was amortized to interest expense over ten quarters, ending June 30, 2003. The charge to interest expense for each six-month period ended June 30, 2003 and 2002 related to the amortization of the transition adjustment was $925,000 (or $0.11 per share net loss, assuming dilution). The Company amended all of the interest rate swap agreements that did not qualify as hedging instruments at the end of the first quarter 2001. The amended interest rate swaps were then designated in cash flow hedge relationships. Beginning in the second quarter of 2001, the amended interest rate swap agreements effective portion of the changes in fair value was recorded in other comprehensive loss. On June 30, 2003, one of these interest rate swaps with a notional value of $50,000,000 expired and was not replaced by the Company.

At June 30, 2003, the Company’s remaining interest rate swaps have maturities ranging from December 30, 2003 through June 30, 2004. The Company includes the liability for these derivative instruments in Other Long-Term Liabilities on the Company’s Condensed Consolidated Balance Sheet. The liability for these derivatives was $4,890,000 and $9,773,000 at June 30, 2003 and December 31, 2002, respectively.

When using interest rate swap agreements, the intermediaries to such agreements expose the Company to the risk of nonperformance, though such risk is not considered likely under the circumstances. The Company does not hold or issue financial instruments for trading purposes.

7.	The following represents a movement of the reserve for restructuring, asset impairments and early retirement programs recorded by the Company (in thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges		Other Exit Costs	Total
2001 charge	$7,261	$6,434		$2,373	$16,068
Amounts utilized in 2001	(4,288)	(6,434)			(10,722)
Actual expenditures in 2001	(410)			(93)	(503)

Remaining reserve at December 31, 2001	2,563	-0	-	2,280	4,843
2002 charge		1,154			1,154
Amounts utilized in 2002		(1,154)			(1,154)
Actual expenditures in 2002	(1,500)			(1,077)	(2,577)
Provisions and adjustments in 2002 to prior reserves, net	(298)			66	(232)

Remaining reserve at December 31, 2002	765	-0	-	1,269	2,034
2003 charge		13,114			13,114
Amounts utilized in 2003		(13,114)			(13,114)
Actual expenditures in first half of 2003	(456)			(322)	(778)

Remaining reserve at June 30, 2003	$309	$-0	-	$947	$1,256

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the second quarter of 2003, the Company recorded a $13,114,000 pretax asset impairment charge (or $1.57 per share net loss, assuming dilution) to reduce the net book value of the Performance Minerals segment’s Specialty Minerals operation to its estimated fair value, as determined by management based on a third-party appraisal. The charge reduced the carrying value of the operation’s land, depreciable fixed assets and mineral reserves by $2,610,000, $2,334,000 and $8,170,000, respectively. Fair values were estimated using a discounted cash flow valuation technique incorporating a discount rate commensurate with the risks involved for each group of assets. Cash flow and operating income shortfalls from expectations indicated that an impairment review was necessary.

During the fourth quarter of 2002, the Company recorded a $1,154,000 pretax asset impairment charge (or $0.14 per share net loss, assuming dilution) to reduce the carrying value of certain fixed assets of the Performance Minerals and Global Stone segments to their estimated fair values based on discounted expected future cash flows (essentially zero).

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

The Company recorded a $11,945,000 pretax charge (or $1.46 per share net loss, assuming dilution) in the fourth quarter of 2001 related to the closure of two subsidiary headquarter offices, the closure of three non-strategic mineral processing operations in the Performance Minerals segment, the write-down of certain non-strategic mineral reserve assets and the implementation of an additional voluntary early retirement program.

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	The Company accounts for stock-based compensation using the intrinsic value method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The table below summarizes stock compensation cost included in the determination of net (loss) income using the intrinsic value method and the impact on net (loss) income and net (loss) income per share, basic and assuming dilution, had the Company accounted for stock-based compensation using the alternative fair value method of accounting (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Stock compensation cost included in the determination of net (loss) income, as reported—net of taxes	$89	$165	$155	$215

Net (loss) income, as reported	$(12,581)	$3,532	$(23,631)	$(1,941)
Estimated fair value of stock compensation cost, net of taxes	(217)	(215)	(434)	(435)

Net (loss) income, as adjusted	$(12,798)	$3,317	$(24,065)	$(2,376)

Net (loss) income per share, as reported—basic and assuming dilution	$(2.47)	$0.70	$(4.64)	$(0.39)

Net (loss) income per share, as adjusted—basic and assuming dilution	$(2.51)	$0.66	$(4.73)	$(0.47)

9.	The following table sets forth the reconciliation of the Company’s net (loss) income to its comprehensive (loss) income—in thousands:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net (loss) income	$(12,581)	$3,532	$(23,631)	$(1,941)
Other comprehensive (loss) income:
Derivative instruments:
Gain (loss) on derivatives, net of taxes	48	(2,624)	(103)	(2,355)
Reclassification adjustments to earnings, net of taxes	1,172	1,554	2,758	2,919

Total derivative instruments	1,220	(1,070)	2,655	564

Comprehensive (loss) income	$(11,361)	$2,462	$(20,976)	$(1,377)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	The calculation of net (loss) income per share follows (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Average numbers of shares outstanding:

Average number of shares outstanding—basic	5,097	5,023	5,085	5,018
Dilutive effect of stock plans	—	—	—	—

Average number of shares outstanding—assuming dilution	5,097	5,023	5,085	5,018

Net loss per share—basic and assuming dilution:

(Loss) income before cumulative effect of accounting change	$(12,581)	$3,532	$(22,240)	$(1,941)
Cumulative effect of accounting change for asset retirement obligations, net of taxes	—	—	(1,391)	—

Net (loss) income	$(12,581)	$3,532	$(23,631)	$(1,941)

(Loss) income before cumulative effect of accounting change	$(2.47)	$0.70	$(4.37)	$(0.39)
Cumulative effect of accounting change for asset retirement obligations, net of taxes	—	—	(0.27)	—

Net (loss) income per share—basic and assuming dilution	$(2.47)	$0.70	$(4.64)	$(0.39)

For the six months ended June 30, 2002, 313 common shares that were issuable under stock compensation plans and could dilute earnings per share in the future were not included in earnings per share because to do so would have been anti-dilutive.

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the operating segment information as of and for the six months ended June 30, 2003 and 2002 (in thousands):

	Great Lakes Minerals	Global Stone	Performance Minerals	Total Operating Segments	Corporate And Other	Consolidated

2003
Identifiable assets	$287,938	$271,407	$79,081	$638,426	$57,530	$695,956
Depreciation, depletion amortization and accretion	5,576	7,072	3,578	16,226	150	16,376
Capital expenditures	6,527	3,838	1,557	11,922	523	12,445
Net sales and operating revenues	$51,436	$87,641	$41,318	$180,395	$(1,005)	$179,390
Operating income (loss), before impairment charge	$781	$7,707	$5,251	$13,739	$(9,055)	$4,684
Provision for restructuring, asset impairments and early retirement programs			(13,114)	(13,114)		(13,114)

Operating income (loss)	781	7,707	(7,863)	625	(9,055)	(8,430)
Gain (loss) on disposition of assets	24	(10)	(20)	(6)	63	57
Interest expense					(26,383)	(26,383)
Other expense, net					(2,122)	(2,122)

Income (loss) before income taxes and cumulative effect of accounting change	$805	$7,697	$(7,883)	$619	$(37,497)	$(36,878)

2002
Identifiable assets	$284,053	$273,480	$95,641	$653,174	$51,857	$705,031
Depreciation, depletion and amortization	4,848	6,199	3,289	14,336	36	14,372
Capital expenditures	5,558	4,341	1,287	11,186	45	11,231
Net sales and operating revenues	$49,269	$82,839	$44,451	$176,559	$(1,612)	$174,947
Operating income (loss)	$6,460	$9,106	$7,231	$22,797	$(5,793)	$17,004
(Loss) gain on disposition of assets	(4)	137	(61)	72		72
Interest expense					(20,491)	(20,491)
Other expense, net					(426)	(426)

Income (loss) before income taxes and cumulative effect of accounting change	$6,456	$9,243	$7,170	$22,869	$(26,710)	$(3,841)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the operating segment information as of and for the three months ended June 30, 2003 and 2002 (in thousands):

	Great Lakes Minerals	Global Stone	Performance Minerals	Total Operating Segments	Corporate And Other	Consolidated

2003
Identifiable assets	$287,938	$271,407	$79,081	$638,426	$57,530	$695,956
Depreciation, depletion, amortization and accretion	5,348	3,722	1,792	10,862	41	10,903
Capital expenditures	3,519	1,626	796	5,941	169	6,110
Net sales and operating revenues	$47,233	$47,334	$22,944	$117,511	$(1,005)	$116,506
Operating income (loss), before impairment charge	$2,844	$4,893	$3,648	$11,385	$(4,493)	$6,892
Provision for restructuring, asset impairments and early retirement programs			(13,114)	(13,114)		(13,114)

Operating income (loss)	2,844	4,893	(9,466)	(1,729)	(4,493)	(6,222)
(Loss) gain on disposition of assets	(2)	16	(20)	(6)		(6)
Interest expense					(13,102)	(13,102)
Other expense, net					(531)	(531)

Income (loss) before income taxes and cumulative effect of accounting change	$2,842	$4,909	$(9,486)	$(1,735)	$(18,126)	$(19,861)

2002
Identifiable assets	$284,053	$273,480	$95,641	$653,174	$51,857	$705,031
Depreciation, depletion and amortization	4,801	3,181	1,655	9,637	18	9,655
Capital expenditures	2,437	2,320	598	5,355	25	5,380
Net sales and operating revenues	$46,926	$43,730	$23,548	$114,204	$(1,612)	$112,592
Operating income (loss)	$8,113	$5,614	$4,582	$18,309	$(2,846)	$15,463
Loss on disposition of assets			(61)	(61)		(61)
Interest expense					(10,419)	(10,419)
Other expense, net					(273)	(273)

Income (loss) before income taxes and cumulative effect of accounting change	$8,113	$5,614	$4,521	$18,248	$(13,538)	$4,710

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Liquidity, Capital Resources and Recent Developments

Under the provisions of the Company’s Syndicated Term Loan, Senior Credit Facility, Vessel Term Loan and Senior Secured Notes agreements (the Agreements), the Company is required to comply with various financial-based covenants. In anticipation of violating certain covenants of the Syndicated Term Loan, Senior Credit Facility and Vessel Term Loan agreements during the first and second quarters of 2003, the Company obtained waivers from its syndicated banking group initially through June 15, 2003 and again through August 15, 2003. In anticipation of violating certain covenants of the Senior Secured Notes agreement during the second quarter of 2003, the Company obtained a waiver from its senior secured note holders through August 15, 2003. Without these waivers, the Company would have been in violation of covenants requiring the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization (EBITDA), a maximum level of total debt and senior debt to EBITDA, a minimum cash flow coverage ratio, a minimum level of net worth (except for the Senior Secured Notes, with which the Company remained in compliance), and a minimum interest coverage ratio at their June 30, 2003 measurement dates. The waivers related to the Syndicated Term Loan and Senior Credit Facility include an increase in the margin over LIBOR paid to the Company’s syndicated banking group from 4.0% to 4.5% through August 15, 2003. The Company paid a modest fee to the senior secured note holders to obtain the waiver related to the Senior Secured Notes.

Under the current Agreements, the Company does not anticipate satisfying covenants in the third quarter of 2003 after the waivers expire. Accordingly, the Company included the $118,000,000, $122,010,000, $15,026,000 and $77,592,000 outstanding on its Syndicated Term Loan, Senior Credit Facility, Vessel Term Loan and Senior Secured Notes, respectively, in current liabilities on the Condensed Consolidated Balance Sheet. As previously reported, the Company is currently in on-going negotiations with its syndicated banking group and senior secured note holders to obtain definitive long-term amendments to the Agreements that will defer the maturity of the Syndicated Term Loan and Senior Credit Facility and will modify the covenants of the Agreements to levels that are attainable under current economic conditions. Currently, the maturity of the Syndicated Term Loan and Senior Credit Facility is October 31, 2004. The Vessel Term Loan carries semi-annual principal payments (ranging from $787,000 to $1,055,000) through January 15, 2007 and a final principal payment of $7,650,000 due on July 15, 2007. The Senior Secured Notes mature on October 25, 2008 with scheduled amortization in 2007 and 2008 (50% of original principal each year).

As the Company announced on August 1, 2003, although it had the financial ability to make payment, the Company chose to defer the interest payment due August 1, 2003 on its 10% Senior Subordinated Notes, due 2009 (the Sub-Notes), and intends to defer such interest payment until the Company enters into definitive long-term amendments with its syndicated banking group and senior secured note holders. As a result of the deferral of the interest payment on the Sub-Notes, the Company’s ability to draw on its credit availability is at the discretion of the syndicated banking group until such time that a long-term amendment is executed. Were the Company not to make the interest payment on the Sub-Notes prior to the expiration of the 30-day grace period allowed by the Sub-Notes agreement, such non-payment would constitute an Event of Default under the Sub-Notes

FINANCIAL CONDITION (CONTINUED)

agreement. Management expects to enter into long-term amendments with the syndicated banking group and senior secured note holders and make the interest payment on the Sub-Notes within the 30-day grace period, and accordingly the Sub-Notes are included in long-term liabilities on the Condensed Consolidated Balance Sheet at June 30, 2003.

Even if the Company enters into long-term amendments with both the syndicated banking group and senior secured note holders and makes the interest payment on the Sub-Notes during the grace period, there can be no assurance that the Company’s liquidity and financial position will improve without some sort of recapitalization, reorganization and/or sale of assets. In light of the foregoing, as previously announced, the Company has retained the investment banking firm of Harris Williams and Company to assist in the potential sale of some of the assets of the Company. However, there can be no assurance that any plan of recapitalization, reorganization and/or sale of assets can be accomplished, or, if such plan is accomplished, that it will provide adequate liquidity for the Company to sufficiently improve the Company’s financial position. If the Company does not enter into long-term amendments with its syndicated banking group and senior secured note holders in order to permit sufficient time for accomplishing restructuring activities, or if the Company is unable to accomplish the desired restructuring alternatives, the Company may be forced to seek the protection of the bankruptcy laws.

Due to the seasonal nature of many of the Company’s operations, the Company is customarily a net borrower during the first quarter and the beginning of the second quarter each year. Availability under the Company’s Senior Credit facility is used to fund working capital requirements, winter work for the Great Lakes Minerals segment and replacement capital expenditures during this period, while the operations of the Great Lakes Minerals segment are substantially dormant and many of the Global Stone segment’s operations are operating at reduced capacity. Borrowings normally tend to peak during the middle of the second quarter, with pay-downs beginning in the middle of the third quarter.

The Company’s operating activities used cash of $16,763,000 during the first half of 2003 compared with $11,077,000 in the first half of 2002. The increased use of cash between the first half of 2003 and 2002 was primarily the result of decreased net income in the first half of 2003 and because the Company received $6,342,000 in tax refunds during the first half of 2002, with no such refunds in 2003, partially offset by increased cash generation from collections on accounts receivable and a larger decrease in inventory balances between year-end and June 30 in 2003 as compared to 2002.

Capital expenditures were $12,445,000 for the first six months of 2003 compared with $11,231,000 for the same period in 2002. During the first half of 2003, expenditures for replacement of existing equipment totaled approximately $8,883,000, while expansion projects received funding of $2,037,000, with the balance of $1,525,000 allocated to quarry development. During the first half of 2002, capital expenditures for replacement of existing equipment, expansion projects and quarry development totaled $7,331,000, $1,572,000 and $2,328,000, respectively. Capital expenditures during the first six months of 2003 increased $1,214,000, or 11%, as compared to the same period in 2002 as a result of scheduled five-year inspections on three of the Company’s vessels. There were no vessel inspections in 2002. Full-year capital expenditures for 2003 are expected to approximate $20,000,000, which is consistent with 2002.

FINANCIAL CONDITION (CONTINUED)

In the first six months of 2003, the Company’s additional borrowings exceeded debt repayments by $35,644,000 compared with the first six months of 2002 in which additional borrowings exceeded debt repayments by $20,040,000. Historically, additional borrowings exceed debt repayments during the first half of the year because of the seasonal nature of many of the Company’s businesses as discussed above. The increase in net borrowings in 2003 as compared with 2002 was due to the Erie Sand and Gravel acquisition and the fact that the Company received $6,342,000 in tax refunds during the first half of 2002. The Company anticipates being a net borrower for the year.

The Company did not declare a dividend in the first half of 2003 or 2002. The Company’s 2001 amendments to its financial covenants on its Syndicated Term Loan and Senior Credit Facility prohibit the payment of cash dividends.

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

The Company believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance from multiple providers. In the fourth quarter of 2002, the Company agreed with its insurers to fund settlement and defense costs arising out of asbestos litigation, effective April 1, 2003, to the extent any of the many insurers is or becomes insolvent. During the first quarter of 2003, the Company received the remaining funds on certain insurance policies covering certain of such liabilities, which the Company uses to fund its share of settlements in 2003. Management believes its share of such 2003 liabilities will not exceed the amount of insurance proceeds it received; however, the Company followed its established accounting policy and recorded a reserve for such liabilities based upon historic settlement levels. During the second quarter of 2003, this reserve was increased to reflect a significant number of new claims filed against the Company during the quarter. This charge is included in other expense, net on the Condensed Consolidated Statement of Operations. With respect to silica claims, the Company has been and will continue to be responsible for funding a small percentage of all settlements and defense costs. Management believes that its share of settlements on an annual basis is not significant to the operations or cash flows of the Company, although the Company continues to maintain a reserve to address this contingency.

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements concerning certain trends and other forward-looking information within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) the uncertain outcome and impact of current negotiations with the Company’s lenders and the Company’s ability to pay interest on its Senior Subordinated Notes; (2) the Company’s ability to complete its cost reduction initiatives; (3) the Company’s ability to complete any asset sales or otherwise refinance its long-term debt; (4) weather conditions, particularly in the Great Lakes region, flooding, and/or water levels; (5) fluctuations in energy, fuel and oil prices; (6) fluctuations in integrated steel production in the Great Lakes region; (7) fluctuations in Great Lakes and Mid-Atlantic construction activity; (8) a change in economic conditions or population growth rates in southern California; (9) the outcome of periodic negotiations of labor agreements; (10) the loss, insolvency or bankruptcy of major customers, insurers or debtors; (11) changes in environmental laws; and (12) an increase in the number and cost of asbestos and silica product liability claims filed against the Company and its subsidiaries and determinations by a court or jury against the Company’s interest. Some of the Company’s customers and other debtors have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Management does not expect the aggregate effect of these reorganizations to have a material impact on the Company’s financial condition.

Management’s Discussion and Analysis of Financial Condition and Results of Operation is based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On a continual basis, the Company evaluates its estimates, including those related to accounts receivable reserves, inventories, intangible assets, impairment and useful lives of long-lived assets, pensions and other postretirement benefits, asset retirement obligations and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

On April 30, 2003, John N. Lauer resigned from the Company’s Board of Directors. Until that time, he served as the Chairman of the Board of Directors.

Acquisition

In early January 2003, the Company acquired all of the outstanding common shares and other ownership interests in a group of companies together known as Erie Sand and Gravel Company (Erie Sand and Gravel) for $6,831,000 in cash and $4,069,000 in assumed debt, which was refinanced at closing. The purchase price in excess of net assets (i.e., goodwill) is currently $4,136,000. Erie Sand and Gravel operates a dock, a bulk products terminal, a Great Lakes self-unloading vessel, a ready-mix concrete mixing facility and a trucking company that distribute construction sand and aggregates in the northwest Pennsylvania/western New York region. The acquisition of Erie Sand and Gravel is another strategic step in further driving the Company’s Great Lakes strategy and strengthens the Company’s leadership position on the Great Lakes. The net assets and results of operations of Erie Sand and Gravel are included within the Company’s Great Lakes Minerals segment.

The Erie Sand and Gravel acquisition was accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair values at the date of acquisition. The Company expects to finalize its estimation of the fair value of the assets acquired within the twelve-month allocation period. Since the acquisition took place at the beginning of 2003, pro forma effects were not material to reported net loss and net loss per share, basic and assuming dilution.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO

SIX MONTHS ENDED JUNE 30, 2002

The Company’s net sales and operating revenues of $179,390,000 in the first half of 2003 were 3% higher than net sales and operating revenues of $174,947,000 for the first half of 2002. The Company reported an operating loss of $8,430,000 for the first half of 2003 compared with operating income of $17,004,000 for the same period in 2002. The operating loss in the first half of 2003 includes a pretax asset impairment charge of $13,114,000 (or $1.57 per share net loss, assuming dilution) related to the write-down of the Performance Minerals segment’s Specialty Minerals operation to fair value (see discussion below). For comparison purposes, excluding the impairment charge, the Company had operating income of $4,684,000 in the first half of 2003. Net loss for the first half of 2003 was $23,631,000 (or $4.64 per share, assuming dilution) compared with a net loss of $1,941,000 (or $0.39 per share, assuming dilution) for the first half of 2002. For comparison purposes, excluding the after-tax effect of the impairment charge, the net loss for the first half of 2003 was $15,631,000 (or $3.07 per share, assuming dilution).

The increase in net sales and operating revenues for the first half of 2003 was primarily attributable to the following factors: the acquisition of Erie Sand and Gravel in early January 2003; the Company’s Global Stone segment benefiting from increased volume demand for lime, crushed stone and roofing fillers and increased volume demand for flue gas desulfurization products supplied to electric utilities from the segment’s Portage, Indiana operating location; the Great Lakes Minerals segment benefiting from the return of winter shuttle business (absent in 2002); and stronger volume demand for recreational sands from the Company’s Performance Minerals segment. These increases to net sales and operating revenues were partially offset by decreased stone sales from the Great Lakes Minerals segment’s quarries and a

RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO

SIX MONTHS ENDED JUNE 30, 2002

shift in product mix related to these sales to lower-priced stone; decreased shipments during the second quarter of 2003 on the Great Lakes Minerals segment’s vessels as a result of reduced demand on the Great Lakes; reduced volume demand for lawn and garden products from the Company’s Global Stone segment; and reduced volume demand for muscovite mica and modest pricing erosion negatively impacting the Company’s Performance Minerals segment. Additionally, though volume demand for oil well fracturing, resin coated and foundry sands from the Company’s Performance Minerals segment rebounded significantly during the second quarter of 2003, volume for the six months ended June 30, 2003 is still down as compared to 2002.

Although the Company continues to benefit from its restructuring activities of 2001, its pooling agreement with American Steamship Company and overall Great Lakes strategy, operating income in the first half of 2003, excluding the asset impairment charge, was $12,320,000 lower than operating income in the first half of 2002. The major factors contributing to this decline include planned decreases in production volumes to reduce inventory levels at all three operating segments, shifts in product mix to lower-margin stone products at the Great Lakes Minerals and Global Stone segments’ quarries, higher energy prices, increasing costs to fund retirement benefits, legal and consulting fees related to the Company’s non-compliance with its lending agreements, increased capitalized stripping amortization at the Global Stone segment’s Luttrell, Tennessee operating location and costs associated with its flooding, and a $300,000 increase in depreciation and accretion expense as a result of adopting Statement of Financial Accounting Standards No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations,” at January 1, 2003.

The $13,690,000 increase in net loss, excluding the asset impairment charge, in the first half of 2003 as compared with the first half of 2002 was the result of decreased operating income as discussed above, increased interest expense, a non-cash charge of $1,391,000 (net of tax benefit of $889,000) related to the adoption of SFAS No. 143, a first quarter 2003 pretax charge of $1,455,000 (or $0.17 per share net loss, assuming dilution) to establish a reserve for a non-trade debtor of the Company who filed for Chapter 11 bankruptcy protection, and a second quarter 2003 charge to increase the Company’s reserve for product liability claims.

Operating results of the Company’s business segments for the six months ended June 30, 2003 and 2002 are discussed below.

Great Lakes Minerals

Net sales and operating revenues for the Company’s Great Lakes Minerals segment increased $2,167,000, or 4%, to $51,436,000 for the first half of 2003 from $49,269,000 for the first half of 2002, primarily due to the acquisition of Erie Sand and Gravel in early January 2003. Excluding Erie Sand and Gravel, net sales and operating revenues declined in 2003 as a result of decreased volume demand for stone from the segment’s quarries. Additionally, the revenue decline from the segment’s quarry operations was exacerbated by a shift in product mix to lower-priced stone products. Decreased demand on the Great Lakes also resulted in fewer shipments by the segment’s fleet during the second quarter of 2003. However, the return of winter shuttle business in the first quarter of 2003 (absent in 2002) offset the effects of fewer second quarter shipments.

RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO

SIX MONTHS ENDED JUNE 30, 2002

Great Lakes Minerals (Continued)

Cost of goods sold and operating expenses for the Great Lakes Minerals segment were $41,045,000 for the six months ended June 30, 2003 compared with $34,008,000 for the same period in 2002. Cost of goods sold and operating expenses as a percentage of net sales and operating revenues were 80% in the first half of 2003 and 69% in the first half of 2002. The increase in cost of goods sold and operating expenses as a percentage of net sales and operating revenues primarily resulted from shifts in product mix to lower-margin stone at the quarries, planned reductions in production volumes to reduce inventory levels, including a one-week shut-down at one quarry, increased energy costs, and increased fit out/lay up costs for the segment’s vessels.

Operating income for the first half of 2003 was $781,000 as compared with operating income of $6,460,000 for the first half of 2002. The decrease in operating income is primarily the result of the increase in the percentage of cost of goods sold and operating expenses to net sales and operating revenues discussed above. Additionally, depreciation expense for the first half of 2003 is higher as compared to 2002 due to the timing of the start of the sailing season.

Management expects a continued softness in the Great Lakes Minerals segment operations through the remainder of 2003.

Global Stone

Net sales for the Company’s Global Stone segment increased $4,802,000, or 6%, to $87,641,000 for the six months ended June 30, 2003 from $82,839,000 in the same period of 2002. The segment is benefiting from improved volume demand for lime, crushed stone and roofing fillers and increased freight revenues. Additionally, the segment’s Portage, Indiana operation, which provides flue gas desulfurization products to electric utility companies, had favorable volume gains during the first half of 2003. These increases to net sales were partially offset by weakened volume demand for lawn and garden products, which were negatively impacted by poor weather conditions, and continued softness in volume demand for fillers used in the carpet and flooring markets. The segment was able to offset the effects of soft volume demand for carpet and flooring fillers through price increases with its carpet manufacturing customers implemented during the first half of 2003.

Cost of goods sold for the Global Stone segment totaled $68,468,000 for the six-month period ended June 30, 2003 compared with $62,396,000 in the six-month period ended June 30, 2002, an increase of 10%. Cost of goods sold as a percentage of net sales was 78% and 75% in the first half of 2003 and 2002, respectively. The increase in cost of goods sold as a percentage of net sales between the two halves was primarily due to a shift in product mix to lower-margin crushed stone, the effects of lower production volumes to reduce inventory levels, especially for lawn and garden products, increased energy costs, and the effects of poor weather conditions, including flooding at the segment’s operating locations in Luttrell, Tennessee and around Buchanan, Virginia.

RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO

SIX MONTHS ENDED JUNE 30, 2002

Global Stone (Continued)

The segment contributed $7,707,000 to operating income for the six month period ended June 30, 2003 compared with $9,106,000 in the same period of 2002. The $1,399,000 decrease in operating income in the first six months of 2003 was primarily attributable to the increase in cost of goods sold as a percentage of net sales discussed above and an increase in capitalized stripping amortization at the Company’s Luttrell, Tennessee operating location.

Performance Minerals

Net sales for the Company’s Performance Minerals segment were $41,318,000 for the first half of 2003, down 7% from $44,451,000 for the same half of 2002. The decrease in net sales during the first half of 2003 was primarily attributable to decreased industry demand for sands used in the oil well fracturing industry, resin-coated sands and foundry sands, as well as some modest pricing erosion. Volume demand for these products did rebound during the second quarter of 2003, however, total volume for the half was down as compared to 2002. Also contributing to the decline in first half net sales was a decrease in volume demand for muscovite mica (partially offset by a slight pricing increase) from the segment’s Specialty Minerals operation and the fact that the first half of 2002 included $551,000 in sales from three operating locations closed as part of the Company’s 2001 restructuring activities (no such sales in 2003). Increased volume demand for recreation sands from the segment’s Ohio operations and the addition of two significant new customer accounts at the segment’s Orange County, California operation provided revenue gains during the first half of 2003 that partially offset the decreases to net sales.

Cost of goods sold for the Performance Minerals segment was $30,047,000 for the first half of 2003, which was 4% lower than the $31,347,000 for the same half of 2002. Cost of goods sold as a percentage of net sales was 73% and 71% for the first half of 2003 and 2002, respectively. Cost of goods sold as a percentage of net sales increased in the first half of 2003 as compared to the first half of 2002 primarily as a result of higher energy costs and the effects of planned reductions in production volumes to reduce inventory levels, especially at the segment’s Specialty Minerals operation.

Operating loss for the Performance Minerals segment was $7,863,000 for the first half of 2003 compared with operating income of $7,231,000 for the same period of 2002. For comparison purposes, excluding the $13,114,000 pretax impairment charge related to the segment’s Specialty Minerals operation, the segment had operating income of $5,251,000 for the first half of 2003, which is $1,980,000 lower than operating income for the first half of 2002. This decrease was primarily due to the increase in cost of goods sold as a percentage of net sales discussed above and increased depreciation and accretion expense as a result of adopting SFAS No. 143 at the beginning of 2003.

RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO

SIX MONTHS ENDED JUNE 30, 2002

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense was $16,376,000 for the six months ended June 30, 2003 compared with $14,372,000 for the same period of 2002. Depreciation, depletion, amortization and accretion as a percent of net sales and operating revenues increased to 9% in 2003 compared to 8% in 2002 as a result of depreciation on recent capital expenditures, the addition of Erie Sand and Gravel, increased amortization of capitalized stripping costs at the Company’s Luttrell, Tennessee location, and the addition of $300,000 in accretion and depreciation expense as the result of adopting SFAS No. 143.

General, Administrative and Selling Expenses

Total general, administrative and selling expenses were $19,902,000 for the first half of 2003 compared with $17,442,000 for the first half of 2002. The percentage of general, administrative and selling expenses to net sales and operating revenues was 11% and 10% in the first half of 2003 and 2002, respectively. Although the Company continues to benefit at the operating level from the closure of two subsidiary offices during the 2001 restructuring, general, administrative and selling expenses increased between the two halves, primarily as a result of continued increases in the cost to fund retirement benefits and legal and consulting fees resulting from the Company’s non-compliance with its lending agreements. Additionally, throughout 2002, the Company centralized certain operations and added management expertise at the Corporate level, which increased compensation expense in the first half of 2003 as compared to the first half of 2002.

Provision for Restructuring, Asset Impairments and Early Retirement Programs

During the second quarter of 2003, the Company recorded a $13,114,000 pretax asset impairment charge (or $1.57 per share net loss, assuming dilution) to reduce the net book value of the Performance Minerals segment’s Specialty Minerals operation to its estimated fair value, as determined by management based on a third-party appraisal. The charge reduced the carrying value of the operation’s land, depreciable fixed assets and mineral reserves by $2,610,000, $2,334,000 and $8,170,000, respectively. Fair values were estimated using a discounted cash flow valuation technique incorporating a discount rate commensurate with the risks involved for each group of assets. Cash flow and operating income shortfalls from expectations indicated that an impairment review was necessary.

Other

Interest expense increased $5,892,000 to $26,383,000 in the first half of 2003 compared with $20,491,000 for the same period of 2002. The primary factors contributing to this increase are a higher weighted-average cost of debt and higher levels of debt. The weighted-average cost of debt increased because of the higher fixed rate of interest associated with the Company’s Senior Secured Notes executed in conjunction with the Company’s refinancing activities in the fourth quarter of 2002 and an increase in the margin over LIBOR paid the Company’s syndicated banking group from 3.75% at June 30, 2002 to 4.50% at June 30, 2003. Interest expense on bank debt was $19,477,000 and $14,056,000 in the first half of 2003 and 2002, respectively. The Company is benefiting from lower interest rates on its

RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO

SIX MONTHS ENDED JUNE 30, 2002

variable rate debt, however, these benefits are limited because the Company hedges its exposure to interest rate fluctuations on a significant portion of its Senior Credit Facility and Syndicated Term Loan debt. Interest expense on hedges was $4,800,000 in the first half of 2003 compared with $4,812,000 in the first half of 2002. Amortization of fees associated with the Company’s bank amendments increased to $1,993,000 in 2003 from $1,480,000 in 2002. The remainder of interest expense was related to capital leases and notes payable.

On May 1, 2003, Eveleth Mines LLC (d.b.a. EVTAC Mining) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. EVTAC Mining is a non-trade debtor to the Company for obligations arising out of a prior relationship. The Company recognized a $1,455,000 charge (or $0.17 per share net loss, assuming dilution) in the first quarter of 2003 to establish a reserve for this matter. The charge was included in other expense, net on the Condensed Consolidated Statement of Operations.

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

Asset retirement obligations were estimated for each of the Company’s operating locations, where applicable, based on the Company’s current and historical experience, adjusted for factors that an outside third-party would consider, such as inflation, overhead and profit. Estimated obligations were escalated to the expected closure dates of the operating locations using an assumed inflation rate and then were discounted using a credit-adjusted, risk-free interest rate. The expected closure date of each location represents the estimated exhaustion date of remaining mineral reserves or, for leased locations, the lesser of the mineral reserve exhaustion date or lease termination date. Because the Company’s mineral reserves and lease agreements have expected lives many years into the future, an appropriate market risk premium could not be estimated and considered when escalating the estimated obligations.

RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO

SIX MONTHS ENDED JUNE 30, 2002

The accretion of the asset retirement obligations and depreciation of the capitalized costs, which are included in Depreciation, Depletion, Amortization and Accretion on the Condensed Consolidated Statement of Operations, are being recognized over the estimated useful lives of the operating locations (i.e., to their expected closure dates). A movement of the Company’s asset retirement obligations during the six-month period ended June 30, 2003 follows (in thousands):

Six Months Ended June 30, 2003
Upon adoption at January 1, 2003	$5,854
Accretion expense	204
Actual expenditures in first half of 2003	(43)

Balance at June 30, 2003	$6,015

Pro forma effects on the six-month period ended June 30, 2002, assuming that SFAS No. 143 had been applied during 2002, were not material to reported net loss and net loss per share, basic and assuming dilution.

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

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO

THREE MONTHS ENDED JUNE 30, 2002

The Company’s net sales and operating revenues of $116,506,000 in the second quarter of 2003 were 3% higher than net sales and operating revenues of $112,592,000 in the second quarter of 2002. The Company reported an operating loss of $6,222,000 for the second quarter of 2003 compared with operating income of $15,463,000 for the same period in 2002. The operating loss in the second quarter of 2003 includes a pretax asset impairment charge of $13,114,000 (or $1.57 per share net loss, assuming dilution) related to the write-down of the Performance Minerals segment’s Specialty Minerals operation to fair value. For comparison purposes, excluding the impairment charge, the Company had operating income of $6,892,000 in the second quarter of 2003. Net loss for the second quarter of 2003 was $12,581,000 (or $2.47 per share, assuming dilution) compared with net income of $3,532,000 (or $0.70 per share, assuming dilution) for the second quarter of 2002. For comparison purposes, excluding the after-tax effect of the impairment charge, the net loss for the second quarter of 2003 was $4,581,000 (or $0.90 per share, assuming dilution).

The increase in net sales and operating revenues for the second quarter of 2003 was primarily due to the acquisition of Erie Sand and Gravel in early January 2003; the Company’s Global Stone segment benefiting from increased volume demand for lime, crushed stone and roofing fillers and increased volume demand for flue gas desulfurization products supplied to electric utilities from the segment’s Portage, Indiana operating location; and stronger demand for recreational sands at the Company’s Performance Minerals segment. These increases to net sales and operating revenues were partially offset by decreased stone volume from the Great Lakes Minerals segment’s quarries and a shift in product mix to lower-priced stone; decreased shipments during the second quarter of 2003 on the Great Lakes Minerals segment’s vessels as a result of reduced demand on the Great Lakes; reduced volume demand for lawn and garden products from the Company’s Global Stone segment; and reduced volume demand for muscovite mica and modest pricing erosion negatively impacting the Company’s Performance Minerals segment.

Although the Company continues to benefit from its restructuring activities of 2001, pooling agreement with American Steamship Company and overall Great Lakes strategy, operating income in the second quarter of 2003, excluding the asset impairment charge, was $8,571,000 lower than operating income in the second quarter of 2002. The major factors contributing to this decline include planned decreases in production volumes to reduce inventory levels at all three operating segments, shifts in product mix to lower-margin stone products at the Great Lakes Minerals and Global Stone segments’ quarries, higher energy prices, increasing costs to fund retirement benefits, legal and consulting fees related to the Company’s non-compliance with its lending agreements, higher amortization of capitalized stripping at the Global Stone segment’s Luttrell, Tennessee operating location and additional costs associated with its flooding, and increased depreciation and accretion expense as a result of adopting SFAS No. 143.

The $8,113,000 decrease in net income, excluding the asset impairment charge, from the second quarter of 2002 to the second quarter of 2003 was the result of decreased operating income as discussed above, increased interest expense, and a second quarter 2003 charge to increase the Company’s reserve for product liability claims.

Operating results of the Company’s business segments for the three months ended June 30, 2003 and 2002 are discussed below.

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO

THREE MONTHS ENDED JUNE 30, 2002

Great Lakes Minerals

Net sales and operating revenues for the Company’s Great Lakes Minerals segment were relatively flat between the second quarter of 2003 and 2002 at $47,233,000 and $46,926,000, respectively. Net sales and operating revenues for 2003 include the results of Erie Sand and Gravel, which was acquired by the Company in early January 2003. Excluding Erie Sand and Gravel, net sales and operating revenues declined in 2003 due to reduced stone volume from the segment’s quarries and fewer shipments by the segment’s fleet as a result of decreased demand on the Great Lakes. Additionally, the revenue decline from the segment’s quarry operations was exacerbated by a shift in product mix to lower-priced stone.

Cost of goods sold and operating expenses for the Great Lakes Minerals segment were $37,039,000 for the three months ended June 30, 2003 compared with $31,874,000 for the same period in 2002. Cost of goods sold and operating expenses as a percentage of net sales and operating revenues were 78% in the second quarter of 2003 and 68% in the second quarter of 2002. The increase in cost of goods sold and operating expenses as a percentage of net sales and operating revenues primarily resulted from shifts in product mix to lower-margin stone at the quarries, planned reductions in production volumes to reduce inventory levels, including a one-week shut-down at one quarry, and increased energy costs.

Operating income for the second quarter of 2003 was $2,844,000 as compared with operating income of $8,113,000 for the first half of 2002. The decrease in operating income is primarily the result of the increase in the percentage of cost of goods sold and operating expenses to net sales and operating revenues discussed above. Additionally, depreciation expense for the second quarter of 2003 is higher as compared to 2002 due to the timing of the start of the sailing season.

Global Stone

Net sales for the Company’s Global Stone segment increased $3,604,000, or 8%, to $47,334,000 for the three months ended June 30, 2003 from $43,730,000 for the three months ended June 30, 2002. The segment is benefiting from improved volume demand for lime, crushed stone and roofing fillers and increased freight revenues. Additionally, the segment’s Portage, Indiana operation, which provides flue gas desulfurization products to electric utility companies, had favorable volume gains during the second quarter of 2003. These increases to net sales were partially offset by weakened volume demand for lawn and garden products, slight pricing erosion for crushed stone during the second quarter and continued softness in volume demand for fillers used in the carpet and flooring markets. The segment was able to offset the effects of soft volume demand for carpet and flooring fillers through price increases with its carpet manufacturing customers implemented during the first half of 2003.

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO

THREE MONTHS ENDED JUNE 30, 2002

Global Stone (Continued)

Cost of goods sold for the Global Stone segment totaled $36,506,000 for the three-month period ended June 30, 2003 compared with $32,500,000 for the three-month period ended June 30, 2002, an increase of 12%. Cost of goods sold as a percentage of net sales was 77% and 74% in the second quarter of 2003 and 2002, respectively. The increase in cost of goods sold as a percentage of net sales between the two quarters was primarily due to a shift in product mix to lower-margin crushed stone, the effects of lower production volumes to reduce inventory levels, especially for lawn and garden products, and increased energy costs.

The segment contributed $4,893,000 to operating income for the three month period ended June 30, 2003 compared with $5,614,000 in the same period of 2002. The decrease in operating income was primarily attributable to the increase in cost of goods sold as a percentage of net sales discussed above and an increase in capitalized stripping amortization at the Company’s Luttrell, Tennessee operating location.

Performance Minerals

Net sales for the Company’s Performance Minerals segment were $22,944,000 for the second quarter of 2003, down 3% from $23,548,000 for the second quarter of 2002. The decrease in net sales during the second quarter of 2003 was attributed to modest pricing erosion and lower freight revenues, partially offset by increased volume. Sand volume increased during the quarter as compared to 2002 primarily due to increased demand for recreation sands from the segment’s Ohio operating locations and the addition of two significant new customer accounts to the segment’s Orange County, California operating location, while muscovite mica volumes declined.

Cost of goods sold for the Performance Minerals segment was $16,362,000 for the second quarter of 2003, which was 2% higher than the $15,970,000 for the second quarter of 2002. Cost of goods sold as a percentage of net sales was 71% and 68% for the second quarter of 2003 and 2002, respectively. Cost of goods sold as a percentage of net sales increased between the second quarter of 2003 and 2002 primarily as a result of higher energy costs and the effects of planned reductions in production volumes to reduce inventory levels, especially at the segment’s Specialty Minerals operation.

Operating loss for the Performance Minerals segment was $9,466,000 for the second quarter of 2003 compared with operating income of $4,582,000 for the same period of 2002. For comparison purposes, excluding the $13,114,000 pretax impairment charge related to the segment’s Specialty Minerals operation, the segment had operating income of $3,648,000 for the second quarter of 2003, which is $934,000 lower than operating income for the second quarter of 2002. This decrease was primarily due to the increase in cost of goods sold as a percentage of net sales discussed above and increased depreciation and accretion expense as a result of adopting SFAS No. 143 at the beginning of 2003.

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO

THREE MONTHS ENDED JUNE 30, 2002

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense was $10,903,000 for the three months ended June 30, 2003 compared with $9,655,000 for the same period of 2002. Depreciation, depletion, amortization and accretion as a percent of net sales and operating revenues was 9% during the second quarter of 2003 and 2002. Depreciation, depletion, amortization and accretion expense increased between the two quarters as a result of depreciation of recent capital expenditures, the addition of Erie Sand and Gravel, increased amortization of capitalized stripping costs at the Company’s Luttrell, Tennessee location, and the addition of $150,000 in accretion and depreciation expense as the result of adopting SFAS No. 143.

General, Administrative and Selling Expenses

Total general, administrative and selling expenses were $9,827,000 for the second quarter of 2003 compared with $8,651,000 for the second quarter of 2002. The percentage of general, administrative and selling expenses to net sales and operating revenues was 8% during the second quarter of 2003 and 2002. Although the Company continues to benefit at the operating level from the closure of two subsidiary offices during the 2001 restructuring, these benefits were offset by continued increases in the cost to fund retirement benefits, and legal and consulting fees resulting from the Company’s non-compliance with its lending agreements.

Provision for Restructuring, Asset Impairments and Early Retirement Programs

During the second quarter of 2003, the Company recorded a $13,114,000 pretax asset impairment charge (or $1.57 per share net loss, assuming dilution) to reduce the net book value of the Performance Minerals segment’s Specialty Minerals operation to its estimated fair value, as determined by management based on a third-party appraisal. The charge reduced the carrying value of the operation’s land, depreciable fixed assets and mineral reserves by $2,610,000, $2,334,000 and $8,170,000, respectively. Fair values were estimated using a discounted cash flow valuation technique incorporating a discount rate commensurate with the risks involved for each group of assets. Cash flow and operating income shortfalls from expectations indicated that an impairment review was necessary.

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO

THREE MONTHS ENDED JUNE 30, 2002

Other

Interest expense increased $2,683,000 to $13,102,000 in the second quarter of 2003 compared with $10,419,000 in the second quarter of 2002. The primary factors contributing to this increase are a higher weighted-average cost of debt and higher levels of debt. The weighted-average cost of debt increased because of the higher fixed rate of interest associated with the Company’s Senior Secured Notes executed in conjunction with the Company’s refinancing activities in the fourth quarter of 2002 and an increase in the margin over LIBOR paid the Company’s syndicated banking group from 3.75% at June 30, 2002 to 4.50% at June 30, 2003. Interest expense on bank debt was $9,884,000 and $7,099,000 in the second quarter of 2003 and 2002, respectively. The Company is benefiting from lower interest rates on its variable rate debt, however, these benefits are limited because the Company hedges its exposure to interest rate fluctuations on a significant portion of its Senior Credit Facility and Syndicated Term Loan debt. Interest expense on hedges was $2,138,000 in the second quarter of 2003 compared with $2,495,000 in the second quarter of 2002. Amortization of fees associated with the Company’s bank amendments increased to $1,028,000 in the second quarter of 2003 from $743,000 in the second quarter of 2002. The remainder of interest expense was related to capital leases and notes payable.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates was disclosed in the 2002 Annual Report on Form 10-K filed by the Company on February 28, 2003.

The following table provides information about the Company’s derivative and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and debt obligations. For debt obligations, the table presents cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average LIBOR interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward LIBOR rates in the yield curve, plus a 4.50% margin in 2003 and a 4.25% margin in 2002 for variable rate long-term debt. The Company does not hold or issue financial instruments for trading purposes.

	June 30, 2003
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$924	$2,131	$2,104	$2,124	$48,884	$137,594	$193,761	$134,886
Average interest rate	12.93%	12.96%	13.03%	13.11%	13.18%	12.18%
Variable rate	$334	$240,344	$334	$334	$334		$241,680	$241,680
Average interest rate	5.69%	5.96%	1.56%	2.56%	3.49%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed	$70,000	$50,000					$120,000	$4,890
Average LIBOR pay rate	6.79%	6.97%
Average LIBOR receive rate	1.19%	1.46%

	December 31, 2002
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$2,009	$2,016	$2,010	$2,073	$46,981	$137,594	$192,683	$147,362
Average interest rate	12.86%	12.93%	12.99%	13.06%	13.13%	12.18%
Variable rate	$334	$201,329	$334	$334	$334		$202,665	$202,665
Average interest rate	5.68%	6.63%	1.97%	3.08%	3.75%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed	$170,000	$50,000					$220,000	$9,773
Average LIBOR pay rate	6.79%	6.97%
Average LIBOR receive rate	1.43%	2.38%

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s management with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

In connection with management’s evaluation, no changes during the quarter ended June 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance from multiple providers. In the fourth quarter 2002, the Company agreed with its insurers to fund settlement and defense costs arising out of asbestos litigation, effective April 1, 2003, to the extent any of the many insurers is or becomes insolvent. During the first quarter of 2003, the Company received the remaining funds on certain insurance policies covering certain of such liabilities, which the Company uses to fund its share of remaining settlements in 2003. Management believes its share of such 2003 liabilities will not exceed the amount of insurance proceeds it will receive; however, management followed its established accounting policy and recorded a reserve for such liabilities based upon historic settlement levels. At June 30, 2003, the Company was co-defendant in cases alleging asbestos induced illness involving claims of approximately 71,800 claimants.

With respect to silica claims, the Company at June 30, 2003 was co-defendant in cases involving approximately 16,800 claimants. The Company has been and will continue to be responsible for funding a small percentage of all settlements and defense costs. Management believes that its share of settlements on an annual basis is not significant, although the Company continues to maintain a reserve on its balance sheet to address this contingency.

The Company’s wholly-owned subsidiary, Oglebay Norton Specialty Minerals, received a Notice of Violation from the New Mexico Environment Department (NMED), pertaining to multiple circumstances occurring over the past 12 months relating to recordkeeping, fugitive particulate emissions, and conditions relating to the tailings areas near the subsidiary’s Velarde, New Mexico processing plant. All violations have been remedied and both the plant and mine comply with applicable state regulations. The NMED assessed a fine of $135,000 for all violations. The Company has objected to the basis for the penalty and is vigorously protesting the total amount of the fine assessed.

The Company has received a letter from the Michigan Department of Environmental Quality claiming that the Company may have liability relating to land and water in the state of Michigan in connection with certain iron ore mines that have been inactive for several decades. The Company is investigating the facts and circumstances surrounding this matter to determine if it has a liability.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Previously reported on Form 10-Q filed May 14, 2003.

ITEM 5.	OTHER INFORMATION

On July 18, 2003, the Company entered into a Separation Agreement and Release with Ronald J. Compiseno, former Vice President, Human Resources and officer of the Company, a copy of which is attached hereto as Exhibit 10(a).

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10(a) Separation Agreement and Release, dated July 18, 2003, between the Company and Ronald J. Compiseno.

31(a) Certification of the Chief Executive Officer, Michael D. Lundin, pursuant to Section 302 of the Sarbanes-Oxley Act       of 2002.

31(b) Certification of the Chief Financial Officer, Julie A. Boland, pursuant to Section 302 of the Sarbanes-Oxley Act of       2002.

32	Certification of the Chief Executive Officer, Michael D. Lundin, and Chief Financial Officer, Julie A. Boland, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On August 5, 2003, the Company filed a Form 8-K, under Items 7 and 9 pursuant to Item 12, with regard to the release of its financial results as of and for the three and six month periods ended June 30, 2003.

On July 14, 2003, the Company filed a Form 8-K, under Items 5 and 7, with regard to the Waiver and Amendment, dated July 9, 2003, between the Company and its senior secured note holders.

On June 17, 2003, the Company filed a Form 8-K, under Items 5 and 7, with regard to the Waiver Letter and Amendment No. 7 to the Credit Agreement and the Waiver Letter and Amendment No. 7 to the Loan Agreement; both dated as of June 13, 2003, and both between the Company, Keybank National Association, as administrative agent for the Banks, Bank One, Michigan, as syndication agent, and the Bank of Nova Scotia, as documentation agent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

DATE: August 8, 2003	By:	/s/ Michael D. Lundin
Michael D. Lundin President and Chief Executive Officer, on behalf of the Registrant and as Principal Executive Officer

	By:	/s/ Julie A. Boland
Julie A. Boland Vice President and Chief Financial Officer, on behalf of the Registrant and as Principal Financial and Accounting Officer