Form 10-Q
period 2003-09-30
OGLEBAY NORTON CO /OHIO/
filed 2003-11-13
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Common shares outstanding at November 7, 2003:                  5,045,335

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1
	Condensed Consolidated Statement of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2003 and 2002	3

	Condensed Consolidated Balance Sheet (Unaudited) - September 30, 2003 and December 31, 2002	4

	Condensed Consolidated Statement of Cash Flows (Unaudited) - Nine Months Ended September 30, 2003 and 2002	5

	Notes to Condensed Consolidated Financial Statements	6 -17

Item 2
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-34

Item 3
	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4
	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1
	Legal Proceedings	37

Item 2
	Changes in Securities and Use of Proceeds	37

Item 3
	Defaults upon Senior Securities	37-38

Item 4
	Submission of Matters to a Vote of Security Holders	38

Item 5
	Other Information	38

Item 6
	Exhibits and Reports on Form 8-K	38

SIGNATURES		39

Part I. Item 1. FINANCIAL INFORMATION

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
NET SALES AND OPERATING REVENUES	$121,527	$123,653	$300,917	$298,600

COSTS AND EXPENSES
Cost of goods sold and operating expenses	91,030	89,745	229,458	215,874
Depreciation, depletion, amortization and accretion	11,908	10,562	28,284	24,934
General, administrative and selling expenses	12,545	8,889	32,447	26,331
Provision for restructuring, asset impairments and early retirement programs	—	—	13,114	—

	115,483	109,196	303,303	267,139

OPERATING INCOME (LOSS)	6,044	14,457	(2,386)	31,461

(Loss) gain on disposition of assets	(1)	(17)	56	55
Interest expense	(13,319)	(10,618)	(39,702)	(31,109)
Other income (expense), net	2,421	(313)	299	(739)

(LOSS) INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(4,855)	3,509	(41,733)	(332)
INCOME (BENEFIT) TAXES	(5,180)	1,494	(19,818)	(406)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	325	2,015	(21,915)	74
CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR ASSET RETIREMENT OBLIGATIONS (net of income tax benefit of $889)	—	—	(1,391)	—

NET INCOME (LOSS)	$325	$2,015	$(23,306)	$74

PER SHARE AMOUNTS—BASIC AND ASSUMING DILUTION:
Income (loss) before cumulative effect of accounting change	$0.06	$0.40	$(4.30)	$0.01
Cumulative effect of accounting change for asset retirement obligations (net of income tax benefit of $0.18)	—	—	(0.27)	—

Net income (loss) per share—basic and assuming dilution	$0.06	$0.40	$(4.57)	$0.01

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

	(UNAUDITED)
	September 30	December 31
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$756
Accounts receivable, net of reserve for doubtful accounts (2003 - $5,576; 2002 - $3,866)	65,439	55,675
Inventories
Raw materials and finished products	39,039	39,273
Operating supplies	13,755	14,746

	52,794	54,019
Deferred income taxes	3,951	3,951
Prepaid expenses and other current assets	20,517	8,915

TOTAL CURRENT ASSETS	142,701	123,316

PROPERTY AND EQUIPMENT	744,211	732,421
Less allowances for depreciation, depletion and amortization	324,482	295,163

	419,729	437,258

GOODWILL, net of accumulated amortization ($11,093 in 2003 and 2002)	77,152	73,044
PREPAID PENSION COSTS	36,087	37,695

OTHER ASSETS	12,596	16,154

TOTAL ASSETS	$688,265	$687,467

	(UNAUDITED)
	September 30	December 31
	2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$131,587	$2,343
Accounts payable	28,095	24,799
Payroll and other accrued compensation	5,699	9,374
Accrued expenses	11,857	16,356
Accrued interest expense	4,971	10,155
Income taxes payable	2,518	5,887

TOTAL CURRENT LIABILITIES	184,727	68,914

LONG-TERM DEBT, less current portion	310,878	393,005
POSTRETIREMENT BENEFITS OBLIGATIONS	49,941	47,808
OTHER LONG-TERM LIABILITIES	34,322	35,470
DEFERRED INCOME TAXES	12,151	26,769

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000 shares	—	—
Common stock, par value $1 per share, authorized 30,000 shares; issued 7,253 shares	7,253	7,253
Additional capital	9,482	9,727
Retained earnings	115,961	139,267
Accumulated other comprehensive loss	(6,080)	(9,533)

	126,616	146,714
Treasury stock, at cost - 2,214 and 2,275 shares at respective dates	(30,370)	(31,213)

TOTAL STOCKHOLDERS’ EQUITY	96,246	115,501

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$688,265	$687,467

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30
	2003	2002
OPERATING ACTIVITIES
Net (loss) income	$(23,306)	$74
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Cumulative effect of accounting change for asset retirement obligations, net of taxes	1,391	—
Depreciation, depletion, amortization and accretion	28,284	24,934
Deferred vessel costs	(2,751)	(2,770)
Deferred winter maintenance costs	(1,986)	(3,095)
Income tax refund	—	6,342
Deferred income taxes	(14,317)	(974)
Restructuring, asset impairments and early retirement programs	12,143	(1,871)
Gain on disposition of assets	(56)	(55)
Decrease (increase) in prepaid pension costs	1,608	(1,130)
Increase in accounts receivable	(8,813)	(18,443)
Decrease (increase) in inventories	5,285	(2,331)
Increase in accounts payable	511	236
(Decrease) increase in payrolls and other accrued compensation	(3,675)	13
(Decrease) increase in accrued expenses	(3,668)	194
Decrease in accrued interest	(5,184)	(2,545)
Decrease in income taxes payable	(3,369)	—
Other operating activities	(113)	(3,082)

NET CASH USED FOR OPERATING ACTIVITIES	(18,016)	(4,503)

INVESTING ACTIVITIES
Capital expenditures	(14,458)	(15,060)
Acquisition of Erie Sand and Gravel Company	(6,831)	—
Proceeds from the disposition of assets	383	850

NET CASH USED FOR INVESTING ACTIVITIES	(20,906)	(14,210)

FINANCING ACTIVITIES
Repayments on debt	(93,978)	(109,923)
Additional debt	136,647	126,457
Financing costs	(4,503)	(128)

NET CASH PROVIDED BY FINANCING ACTIVITIES	38,166	16,406

Decrease in cash and cash equivalents	(756)	(2,307)

CASH AND CASH EQUIVALENTS, JANUARY 1	756	2,307

CASH AND CASH EQUIVALENTS, SEPTEMBER 30	$—	$—

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes to the Condensed Consolidated Financial Statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Management of the Company, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such periods have been made. Certain amounts in the prior year have been reclassified to conform with the 2003 presentation.

The Condensed Consolidated Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K and the condensed consolidated financial statements and notes thereto included in the Company’s March 31, 2003 and June 30, 2003 Quarterly Reports on Form 10-Q.

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

The Company utilizes certain tax preference deductions afforded by law to mining companies. Although the amount of these deductions is materially consistent from year to year, these permanent book/tax differences can cause significant fluctuations in the Company’s effective tax rate based upon the level of pre-tax book income or loss. Additionally, during the third quarter of 2003, the Company experienced a favorable conclusion to the audit of its 1999 federal income tax return. The income tax benefit for the three- and nine-month periods ended September 30, 2003 has been increased accordingly.

3.	In early January 2003, the Company acquired all of the outstanding common shares and other ownership interests in a group of companies together known as Erie Sand and Gravel Company (Erie Sand and Gravel) for $6,831,000 in cash and $4,069,000 in assumed debt, which was refinanced at closing. The purchase price in excess of net assets (i.e., goodwill) is currently $4,108,000. Erie Sand and Gravel operates a dock, a bulk products terminal, a Great Lakes self-unloading vessel, a ready-mix concrete mixing facility and a trucking company that distribute construction sand and aggregates in the northwest Pennsylvania/western New York region. The acquisition of Erie Sand and Gravel is an integral part of the Company’s strategic plan, which is discussed further in Note 4. The net assets and results of operations of Erie Sand and Gravel are included within the Company’s Great Lakes Minerals segment.

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

4.	The Company is party to a Syndicated Term Loan, Senior Credit Facility, Vessel Term Loan and Senior Secured Notes agreements (the Agreements) with its syndicated banking group and senior secured note holders. Under the Agreements, the Company is required to comply with various financial-based covenants. At times during the second and third quarters of 2003, the Company was not in compliance with covenants that require the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization (EBITDA), a maximum level of total debt and senior debt to EBITDA, a minimum cash flow coverage ratio, a minimum level of net worth (except for the Senior Secured Notes, with which the Company remained in compliance), and a minimum interest coverage ratio. In anticipation of this non-compliance, the Company obtained waivers from its syndicated banking group and senior secured note holders. These waivers, however, expired on August 15, 2003, while negotiations for amendments (the Amendments—see discussion below) to the Agreements were still ongoing. Furthermore, as announced on August 1, 2003, the Company chose to defer the interest payment due August 1, 2003 on its 10% Senior Subordinated Notes (the Sub-Notes), pending the outcome of the Amendment negotiations. As a result of the deferral of the interest payment on the Sub-Notes, the Company’s ability to draw on its credit availability was at the discretion of the syndicated banking group until such time that the Amendments were completed. Since the Company did not make the interest payment on the Sub-Notes prior to the expiration of the 30-day grace period ending August 31, 2003 allowed under the Sub-Notes indenture agreement, the Company was also in default of the Sub-Notes.

On September 11, 2003, the Company entered into the Amendments with its syndicated banking group and senior secured note holders. The Amendments restored the Company’s ability to draw on its Senior Credit Facility (approximately $3,900,000 available at September 30, 2003) to fund operations and to make the interest payment on the Sub-Notes (which payment was made on September 29, 2003), provided for less-restrictive quarterly covenant requirements going forward, and removed the requirement for the Company to maintain interest rate protection on at least 50% of the Syndicated Term Loan and Senior Credit Facility. The Amendments increased the applicable margin charged the Company on its LIBOR-based interest rate by 150 basis points, required monthly settlement of LIBOR-based interest (as opposed to quarterly settlement under the previous Agreements), and established a dominion of funds arrangement, whereby the daily cash receipts of the Company are collected by the banking group into a centralized bank account and are used to service the outstanding balance of the Senior Credit Facility. Additionally, the Amendments increased the payment-in-kind on the Senior Secured Notes by 100 basis points.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company is currently in compliance with the amended covenants of the Agreements and anticipates remaining in compliance for the remainder of the year. Also, the Company is in compliance with the Sub-Notes agreement, as it is now current with its scheduled interest payments. Because of the dominion of funds arrangement established by the Amendments, the Company has included the $129,020,000 balance of the Senior Credit Facility at September 30, 2003 in Current Liabilities on the Condensed Consolidated Balance Sheet. The maturity of the Syndicated Term Loan and Senior Credit Facility is October 31, 2004. The Vessel Term Loan carries semi-annual principal payments (ranging from $851,000 to $1,055,000) through January 15, 2007 and a final principal payment of $7,650,000 due on July 15, 2007. The Senior Secured Notes mature on October 25, 2008 with scheduled amortization in 2007 and 2008 (50% of original principal each year).

With the successful negotiation of the Amendments, the Company is focusing on a longer-term restructuring plan. The plan includes focusing on a smaller set of core businesses—the Company’s limestone and fillers operations—as management believes that these operations offer the most significant business development opportunities. As part of this decision, the Company has previously announced its intentions to market its lime and mica operations and has retained a third-party consultant, Harris Williams & Company, to assist with the sale process. The Company is required by the Amendments to pay-down at least $100,000,000 of debt from the proceeds of permitted asset sales by February 2004; failure to do so would constitute an event of default under the amended Agreements. The restructuring plan also includes a financial restructuring of the Company’s debt. The Company has retained Lazard Freres as a financial restructuring advisor and is exploring a variety of alternative financial transactions.

The ability of the Company to complete a financial restructuring or to sell assets at satisfactory prices is uncertain and subject to substantial risk. Furthermore, the form and timing of any financial restructuring is uncertain. There can be no assurance that the Company will be successful in achieving its goals, or that any measures that are achievable will result in sufficient improvement to the Company’s financial position. While the Company is in the process of restructuring, investments in its securities will be highly speculative. If the Company is unable to accomplish a combination of financial restructuring and asset sales that meets its goals outside the protection of bankruptcy laws, it may be forced to seek the protection of the bankruptcy laws. In that event, shares of the Company’s common stock will likely have little or no value.

During 2003, the Company incurred $4,503,000 in deferred financing costs related to the amendment and waiver transactions discussed above. Since the modification to the Agreements’ anticipated cash flows are not considered to be significantly different, these deferred financing costs are included in Other Assets on the Condensed Consolidated Balance Sheet and are being amortized over the terms of the respective agreements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company is legally required by various state and local regulations and/or contractual agreements to reclaim land disturbed by its quarrying activities and to remove buildings, land improvements and fixed equipment from certain properties. Upon adoption of SFAS No. 143 at January 1, 2003, the Company recorded asset retirement obligations totaling $5,854,000, increased net property and equipment by $3,574,000 and recognized a non-cash cumulative effect charge of $1,391,000 (net of income tax benefit of $889,000). Asset retirement obligations are included in Other Long-Term Liabilities on the Condensed Consolidated Balance Sheet.

Asset retirement obligations were estimated for each of the Company’s operating locations, where applicable, based on the Company’s current and historical experience, adjusted for factors that an outside third-party would consider, such as inflation, overhead and profit. Estimated obligations were escalated based upon the anticipated timing of the related cash flows and the expected closure dates of the operating locations using an assumed inflation rate, and then were discounted using a credit-adjusted, risk-free interest rate. The expected closure date of each location represents the estimated exhaustion date of remaining mineral reserves or, for leased locations, the lesser of the mineral reserve exhaustion date or lease termination date. Because the Company’s mineral reserves and lease agreements have expected lives many years into the future, an appropriate market risk premium could not be estimated and considered when escalating the estimated obligations.

The accretion of the asset retirement obligations and depreciation of the capitalized costs, which are included in Depreciation, Depletion, Amortization and Accretion on the Condensed Consolidated Statement of Operations, are being recognized over the estimated useful lives of the operating locations (i.e., to their expected closure dates). A movement of the Company’s asset retirement obligations during the nine-month period ended September 30, 2003 follows (in thousands):

Nine Months Ended September 30, 2003
Upon adoption at January 1, 2003	$5,854
Accretion expense	360
Provisions and adjustments to prior reserves and actual expenditures, net	455

Balance at September 30, 2003	$6,669

Pro forma effects on the nine-month period ended September 30, 2002, assuming that SFAS No. 143 had been applied during 2002, were not material to reported net loss and net loss per share, assuming dilution.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	The Company recognizes all derivative instruments on the balance sheet at fair value. The Company’s syndicated banking group had required interest rate protection on 50% of the Company’s Senior Credit Facility and Syndicated Term Loan, prior to their amendment during the third quarter of 2003 (see Note 4). Accordingly, the Company entered into interest rate swap agreements during 2001 that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The effect of these agreements was to fix the Company’s interest rate exposure, including the applicable margin charged the Company on its LIBOR-based interest rate, at 12.75% on the $120,000,000 (49%) hedged portion of the Company’s Senior Credit Facility and Syndicated Term Loan at September 30, 2003.

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

For the interest rate swaps with a notional value of $170,000,000 that did not qualify as hedging instruments on January 1, 2001, a transition adjustment of $2,820,000 (net of income taxes of $1,803,000) was recorded in other comprehensive loss. The transition adjustment was amortized to interest expense over ten quarters, ending June 30, 2003. The charge to interest expense for the three-and nine-month periods ended September 30, 2003 was $0 and $925,000 (or $0.11 per share, assuming dilution), respectively, and was $462,000 (or $0.06 per share, assuming dilution) and $1,387,000 (or $0.18 per share, assuming dilution) for the three-and nine-month periods ended September 30, 2002, respectively. The Company amended all of the interest rate swap agreements that did not qualify as hedging instruments at the end of the first quarter 2001. The amended interest rate swaps were then designated in cash flow hedge relationships. Beginning in the second quarter of 2001, the amended interest rate swap agreements effective portion of the changes in fair value was recorded in other comprehensive loss. On June 30, 2003, one of these interest rate swaps with a notional value of $50,000,000 expired and was not replaced by the Company.

At September 30, 2003, the Company’s remaining interest rate swaps, which have a notional value of $120,000,000, have maturities ranging from December 30, 2003 through June 30, 2004. The Company includes the liability for derivative instruments in Other Long-Term Liabilities on the Condensed Consolidated Balance Sheet. The liability for derivative instruments was $3,166,000 and $9,773,000 at September 30, 2003 and December 31, 2002, respectively.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

When using interest rate swap agreements, the intermediaries to such agreements expose the Company to the risk of nonperformance, though such risk is not considered likely under the circumstances. The Company does not hold or issue financial instruments for trading purposes.

7.	The following represents a movement of the reserve for restructuring, asset impairments and early retirement programs recorded by the Company (in thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total
2001 charge	$7,261	$6,434	$2,373	$16,068
Amounts utilized in 2001	(4,288)	(6,434)		(10,722)
Actual expenditures in 2001	(410)		(93)	(503)

Remaining reserve at December 31, 2001	2,563	-0-	2,280	4,843

2002 charge		1,154		1,154
Amounts utilized in 2002		(1,154)		(1,154)
Actual expenditures in 2002	(1,500)		(1,077)	(2,577)
Provisions and adjustments in 2002 to prior reserves, net	(298)		66	(232)

Remaining reserve at December 31, 2002	765	-0-	1,269	2,034

2003 charge		13,114		13,114
Amounts utilized in 2003		(13,114)		(13,114)
Actual expenditures in 2003	(592)		(379)	(971)

Remaining reserve at September 30, 2003	$173	$-0-	$890	$1,063

During the second quarter of 2003, the Company recorded a $13,114,000 pretax asset impairment charge (or $1.57 per share, assuming dilution) to reduce the net book value of the Performance Minerals segment’s Specialty Minerals operation to its estimated fair value, as determined by management based on a third-party appraisal. The charge reduced the carrying value of the operation’s land, depreciable fixed assets and mineral reserves by $2,610,000, $2,334,000 and $8,170,000, respectively. Fair values were estimated using a discounted cash flow valuation technique incorporating a discount rate commensurate with the risks involved for each group of assets.

During the fourth quarter of 2002, the Company recorded a $1,154,000 pretax asset impairment charge (or $0.14 per share, assuming dilution) to reduce the carrying value of certain fixed assets of the Performance Minerals and Global Stone segments to their estimated fair values based on discounted expected future cash flows (essentially zero).

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recorded a $4,123,000 pretax charge (or $0.51 per share, assuming dilution) in the first quarter of 2001 related to a voluntary early retirement program and the consolidation of its Performance Minerals’ Ohio-based operations. A total of 23 salaried employees and one hourly employee accepted the voluntary early retirement program. This represented 6% of the total salaried personnel in the Company. The consolidation of the Ohio-based Performance Minerals’ operations resulted in the termination of 19 employees, none of whom are still employed by the Company. The total charge included a non-cash incremental charge of $3,726,000 related to pension and postretirement benefits of employees accepting the early retirement program.

The Company recorded a $11,945,000 pretax charge (or $1.46 per share, assuming dilution) in the fourth quarter of 2001 related to the closure of two subsidiary headquarter offices, the closure of three non-strategic mineral processing operations in the Performance Minerals segment, the write-down of certain non-strategic mineral reserve assets and the implementation of an additional voluntary early retirement program.

The closure of the two subsidiary headquarter offices re-organized operational management to a flatter structure, enabling more integration across business units as well as reducing head count and related expenses. A total of 18 salaried employees were terminated in these offices during 2001, none of whom are still employed by the Company.

The closure of three non-strategic mineral processing operations in the Performance Minerals segment resulted in exit costs, asset impairment charges and benefits accrued for the 33 employees who were terminated from these operations, none of whom are still employed by the Company. Exit costs were primarily related to lease obligations for mineral royalties, reclamation and equipment rentals for these three operations. The asset impairment charge was related to goodwill ($2,245,000) and fixed assets. Fixed assets, representing primarily machinery, equipment and buildings, were written-down to the fair value less cost to sell as determined primarily by market offers. A total of three salaried employees accepted the 2001 fourth quarter voluntary early retirement program, less than 1% of the total salaried personnel in the Company.

8.	During the third quarter of 2003, the Company recognized a $784,000 (or $0.09 per share, assuming dilution) charge to fully reserve for Eveleth Mines LLC (d.b.a., EVTAC Mining), a non-trade debtor to the Company for obligations arising out of a prior relationship. Eveleth Mines filed for protection under Chapter 11 of the U.S. Bankruptcy Code in May 2003. The charge was included in Other Income (Expense) on the Condensed Consolidated Statement of Operations.

During the third quarter of 2003, the Company recorded a $1,349,000 (or $0.16 per share, assuming dilution) charge to increase its provision for doubtful accounts, primarily to reflect the increased risk of doubtful collection regarding two customers of the Great Lakes Minerals segment who filed for Chapter 11 bankruptcy protection. The charge was included in General, Administrative and Selling Expenses on the Condensed Consolidated Statement of Operations.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	During the third quarter of 2003, the Company agreed with one of its several insurers to fund a settlement insurance trust (the Trust) to cover a portion of settlement and defense costs arising out of asbestos litigation. Additionally, the Trust provides that the Company may use up to a maximum of $4,000,000 to cover the cost of any other insurable or insurance related expense. The Company will have access to Trust funds to cover settlements and defense costs and will not have the obligation to cover such costs from its own funds. Accordingly, the Company recognized non-cash gains of $2,407,000 (or $0.29 per share, assuming dilution) to reverse its reserve recorded in the prior year for asbestos claims to the extent an insurer is insolvent, and $845,000 (or $0.10 per share, assuming dilution) to reverse an increase to this reserve during the first half of 2003. These gains are included in Other Income (Expense) on the Condensed Consolidated Statement of Operations.

10.	The Company accounts for stock-based compensation using the intrinsic value method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The table below summarizes stock compensation cost included in the determination of net income (loss) using the intrinsic value method and the impact on net income (loss) and net income (loss) per share, basic and assuming dilution, had the Company accounted for stock-based compensation using the alternative fair value method of accounting (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Stock compensation cost included in the determination of net income (loss), as reported—net of income taxes	$76	$77	$231	$292

Net income (loss), as reported	$325	$2,015	$(23,306)	$74
Estimated fair value of stock compensation cost, net of income taxes	(126)	(215)	(560)	(650)

Net income (loss), as adjusted	$199	$1,800	$(23,866)	$(576)

Net income (loss) per share, as reported—basic and assuming dilution	$0.06	$0.40	$(4.57)	$0.01

Net income (loss) per share, as adjusted—basic and assuming dilution	$0.04	$0.36	$(4.68)	$(0.11)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	The following table sets forth the reconciliation of the Company’s net income (loss) to its comprehensive income (loss)—in thousands:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income (loss)	$325	$2,015	$(23,306)	$74
Other comprehensive income (loss):
Derivative instruments:
Gain (loss) on derivatives, net of taxes	141	(1,537)	38	(3,892)
Reclassification adjustments to earnings, net of taxes	657	1,608	3,415	4,527

Total derivative instruments	798	71	3,453	635

Comprehensive income (loss)	$1,123	$2,086	$(19,853)	$709

12.	The calculation of net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Average numbers of shares outstanding:

Average number of shares outstanding—basic	5,136	5,029	5,102	5,022
Dilutive effect of stock plans	—	—	—	—

Average number of shares outstanding—assuming dilution	5,136	5,029	5,102	5,022

Net income (loss) per share—basic and assuming dilution:

Income (loss) before cumulative effect of accounting change	$325	$2,015	$(21,915)	$74
Cumulative effect of accounting change for asset retirement obligations, net of income taxes	—	—	(1,391)	—

Net income (loss)	$325	$2,015	$(23,306)	$74

Income (loss) before cumulative effect of accounting change	$0.06	$0.40	$(4.30)	$0.01
Cumulative effect of accounting change for asset retirement obligations, net of income taxes	—	—	(0.27)	—

Net income (loss) per share—basic and assuming dilution	$0.06	$0.40	$(4.57)	$0.01

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	Subsequent Event

On October 27, 2003, as part of its ongoing business restructuring, the Company sold the Lawn and Garden business unit of its Global Stone operating segment to Oldcastle Retail, Inc. (Oldcastle). The initial sales price was $10,000,000, including $6,871,000 in cash at closing. The initial sales price will be adjusted, plus or minus, by a final net working capital adjustment to be agreed upon by both parties within 90 days of the closing date. The net book value of the Lawn and Garden business unit at the closing date, including an estimated allocation of the Global Stone segment’s goodwill of $3,300,000, was approximately $10,800,000. Subject to the final net working capital adjustment, the Company anticipates recognizing a loss on sale of assets of approximately $3,700,000 during the fourth quarter of 2003.

In conjunction with the sale of the lawn and garden business unit, the Company entered into a long-term supply agreement with Oldcastle dated October 27, 2003, pursuant to which the Company will provide certain raw materials to Oldcastle for an initial term of ten years beginning on the closing date of the agreement, with a renewal option for an additional 10-year period.

The Company and Oldcastle also entered into a lease and operation of equipment agreement dated October 27, 2003, whereby certain areas of the Company’s York, Pennsylvania, operations previously dedicated to Lawn and Garden operations are being leased to Oldcastle through December 31, 2005.

14.	The Company, headquartered in Cleveland, Ohio, supplies essential natural resources to industrial and commercial customers. The Company has aligned its businesses into three reporting segments focused on its key markets served. This segment reporting structure aligns operations which share business strategies, are related by geography and product mix, and reflect the way management evaluates the operating performance of its businesses. The operations are reported as: Great Lakes Minerals, which is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company’s Michigan Limestone, Marine Services and Erie Sand and Gravel operations; Global Stone, whose lime, limestone fillers, chemical limestone, construction aggregate and lawn and garden product businesses operate primarily in the Southeast and Mid-Atlantic regions; and Performance Minerals, which mines and processes specialized industrial minerals, primarily high-purity silica sands and muscovite mica, and combines the Company’s Industrial Sands and Specialty Minerals operations.

Primarily through a direct sales force, the Company serves customers in a wide range of industries, including building materials, energy, environmental and industrial/specialty. The composition of the segments and measure of segment profitability is consistent with the segment reporting structure used by the Company’s management to evaluate the operating performance of the Company’s businesses.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the operating segment information as of and for the nine months ended September 30, 2003 and 2002 (in thousands):

	Great Lakes Minerals	Global Stone	Performance Minerals	Total Operating Segments	Corporate And Other	Consolidated
2003
Identifiable assets	$279,842	$267,084	$78,485	$625,411	$62,854	$688,265
Depreciation, depletion, amortization and accretion	11,254	10,806	5,998	28,058	226	28,284
Capital expenditures	6,610	5,738	1,557	13,905	553	14,458
Net sales and operating revenues	$103,404	$133,397	$66,675	$303,476	$(2,559)	$300,917

Operating income (loss), before impairment charge	$4,119	$12,820	$8,790	$25,729	$(15,001)	$10,728
Provision for restructuring, asset impairments and early retirement programs			(13,114)	(13,114)		(13,114)

Operating income (loss)	4,119	12,820	(4,324)	12,615	(15,001)	(2,386)
Gain (loss) on disposition of assets	22	(9)	(19)	(6)	62	56
Interest expense					(39,702)	(39,702)
Other income, net					299	299

Income (loss) before income taxes and cumulative effect of accounting change	$4,141	$12,811	$(4,343)	$12,609	$(54,342)	$(41,733)

2002
Identifiable assets	$277,001	$273,275	$93,505	$643,781	$52,484	$696,265
Depreciation, depletion and amortization	10,466	9,432	4,975	24,873	61	24,934
Capital expenditures	5,743	6,577	2,384	14,704	356	15,060
Net sales and operating revenues	$107,777	$125,915	$67,615	$301,307	$(2,707)	$298,600

Operating income (loss)	$14,942	$13,596	$11,182	$39,720	$(8,259)	$31,461
(Loss) gain on disposition of assets	(28)	137	(54)	55		55
Interest expense					(31,109)	(31,109)
Other expense, net					(739)	(739)

Income (loss) before income taxes and cumulative effect of accounting change	$14,914	$13,733	$11,128	$39,775	$(40,107)	$(332)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the operating segment information as of and for the three months ended September 30, 2003 and 2002 (in thousands):

	Great Lakes Minerals	Global Stone	Performance Minerals	Total Operating Segments	Corporate And Other	Consolidated
2003
Identifiable assets	$279,842	$267,084	$78,485	$625,411	$62,854	$688,265
Depreciation, depletion, amortization and accretion	5,678	3,734	2,420	11,832	76	11,908
Capital expenditures	83	1,900		1,983	30	2,013
Net sales and operating revenues	$51,968	$45,756	$25,357	$123,081	$(1,554)	$121,527

Operating income (loss)	$3,338	$5,113	$3,539	$11,990	$(5,946)	$6,044
(Loss) gain on disposition of assets	(2)	1	1		(1)	(1)
Interest expense					(13,319)	(13,319)
Other income, net					2,421	2,421

Income (loss) before income taxes and cumulative effect of accounting change	$3,336	$5,114	$3,540	$11,990	$(16,845)	$(4,855)

2002
Identifiable assets	$277,001	$273,275	$93,505	$643,781	$52,484	$696,265
Depreciation, depletion and amortization	5,618	3,233	1,686	10,537	25	10,562
Capital expenditures	185	2,236	1,097	3,518	311	3,829
Net sales and operating revenues	$58,508	$43,076	$23,164	$124,748	$(1,095)	$123,653

Operating income (loss)	$8,482	$4,490	$3,951	$16,923	$(2,466)	$14,457
Loss (gain) on disposition of assets	(24)		7	(17)		(17)
Interest expense					(10,618)	(10,618)
Other expense, net					(313)	(313)

Income (loss) before income taxes and cumulative effect of accounting change	$8,458	$4,490	$3,958	$16,906	$(13,397)	$3,509

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Liquidity, Capital Resources and Recent Developments

The Company is party to a Syndicated Term Loan, Senior Credit Facility, Vessel Term Loan and Senior Secured Notes agreements (the Agreements) with its syndicated banking group and senior secured note holders. Under the Agreements, the Company is required to comply with various financial-based covenants. At times during the second and third quarters of 2003, the Company was not in compliance with covenants that require the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization (EBITDA), a maximum level of total debt and senior debt to EBITDA, a minimum cash flow coverage ratio, a minimum level of net worth (except for the Senior Secured Notes, with which the Company remained in compliance), and a minimum interest coverage ratio. In anticipation of this non-compliance, the Company obtained waivers from its syndicated banking group and senior secured note holders. These waivers, however, expired on August 15, 2003, while negotiations for amendments (the Amendments—see discussion below) to the Agreements were still ongoing. Furthermore, as announced on August 1, 2003, the Company chose to defer the interest payment due August 1, 2003 on its 10% Senior Subordinated Notes (the Sub-Notes), pending the outcome of the Amendment negotiations. As a result of the deferral of the interest payment on the Sub-Notes, the Company’s ability to draw on its credit availability was at the discretion of the syndicated banking group until such time that the Amendments were completed. Since the Company did not make the interest payment on the Sub-Notes prior to the expiration of the 30-day grace period ending August 31, 2003 allowed under the Sub-Notes indenture agreement, the Company was also in default of the Sub-Notes agreement.

On September 11, 2003, the Company entered into the Amendments with its syndicated banking group and senior secured note holders. The Amendments restored the Company’s ability to draw on its Senior Credit Facility (approximately $3,900,000 available at September 30, 2003) to fund operations and to make the interest payment on the Sub-Notes (which payment was made on September 29, 2003), provided for less-restrictive quarterly covenant requirements going forward, and removed the requirement for the Company to maintain interest rate protection on at least 50% of the Syndicated Term Loan and Senior Credit Facility. The Amendments increased the applicable margin charged the Company on its LIBOR-based interest rate by 150 basis points, required monthly settlement of LIBOR-based interest (as opposed to quarterly settlement under the previous Agreements), and established a dominion of funds arrangement, whereby the daily cash receipts of the Company are collected by the banking group into a centralized bank account and are used to service the outstanding balance of the Senior Credit Facility. Additionally, the Amendments increased the payment-in-kind on the Senior Secured Notes by 100 basis points.

FINANCIAL CONDITION (CONTINUED)

The Company is currently in compliance with the amended covenants of the Agreements and anticipates remaining in compliance for the remainder of the year. Also, the Company is in compliance with the Sub-Notes agreement, as it is now current with its scheduled interest payments. Because of the dominion of funds arrangement established by the Amendments, the Company has included the $129,020,000 balance of the Senior Credit Facility at September 30, 2003 in Current Liabilities on the Condensed Consolidated Balance Sheet. The maturity of the Syndicated Term Loan and Senior Credit Facility is October 31, 2004. The Vessel Term Loan carries semi-annual principal payments (ranging from $851,000 to $1,055,000) through January 15, 2007 and a final principal payment of $7,650,000 due on July 15, 2007. The Senior Secured Notes mature on October 25, 2008 with scheduled amortization in 2007 and 2008 (50% of original principal each year).

With the successful negotiation of the Amendments, the Company is focusing on a longer-term restructuring plan. The plan includes focusing on a smaller set of core businesses—the Company’s limestone and fillers operations—as management believes that these operations offer the most significant business development opportunities. As part of this decision, the Company has previously announced its intentions to market its lime and mica operations and has retained a third-party consultant, Harris Williams & Company, to assist with the sale process. The Company is required by the Amendments to pay-down at least $100,000,000 of debt from the proceeds of permitted asset sales by February 2004; failure to do so would constitute an event of default under the amended Agreements. The restructuring plan also includes a financial restructuring of the Company’s debt. The Company has retained Lazard Freres as a financial restructuring advisor and is exploring a variety of alternative financial transactions.

The ability of the Company to complete a financial restructuring or to sell assets at satisfactory prices is uncertain and subject to substantial risk. Furthermore, the form and timing of any financial restructuring is uncertain. There can be no assurance that the Company will be successful in achieving its goals, or that any measures that are achievable will result in sufficient improvement to the Company’s financial position. While the Company is in the process of restructuring, investments in its securities will be highly speculative. If the Company is unable to accomplish a combination of financial restructuring and asset sales that meets its goals outside the protection of bankruptcy laws, it may be forced to seek the protection of the bankruptcy laws. In that event, shares of the Company’s common stock will likely have little or no value.

During 2003, the Company incurred $4,503,000 in deferred financing costs related to the amendment and waiver transactions discussed above. Since the modification to the Agreements’ anticipated cash flows are not considered to be significantly different, these deferred financing costs are included in Other Assets on the Condensed Consolidated Balance Sheet and are being amortized over the terms of the respective agreements.

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

FINANCIAL CONDITION (CONTINUED)

The suits filed pursuant to the Jones Act are filed in Federal Court and have been assigned to the Multidistrict Litigation Panel (MDL); all such cases are currently dormant and have been so for many years

The Company believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance policies and an insurance trust from multiple sources. In the third quarter 2003, the Company agreed with one of its several insurers to fund a settlement insurance trust (the Trust) to cover a portion of settlement and defense costs arising out of asbestos litigation. Additionally, the Trust provides that the Company may use up to a maximum of $4,000,000 to cover the cost of any other insurable or insurance related expense. The Company will have access to Trust funds to cover settlements and defense costs and will not have the obligation to cover such costs from its own funds. Therefore, the $2,407,000 (or $0.29 per share, assuming dilution) reserve for asbestos claims to the extent an insurer is insolvent recorded at the end of 2002 has been reversed, as has an $845,000 (or $0.10 per share, assuming dilution) increase to this reserve during the first half of 2003. At September 30, 2003, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims of approximately 73,019 claimants.

With respect to silica claims, the Company at September 30, 2003 was co-defendant in cases involving approximately 18,362 claimants. The Company has been and will continue to be responsible for funding a small percentage of all settlements and defense costs. Management believes that its share of settlements on an annual basis is not significant, although the Company continues to maintain a reserve on its balance sheet to address this contingency.

Due to the seasonal nature of many of the Company’s operations, the Company is customarily a net borrower during the first quarter and into the second quarter each year. Availability under the Company’s Senior Credit facility is used to fund winter work for the Great Lakes Minerals segment and replacement capital expenditures, which generally occur during the first half of the year, while the operations of the Great Lakes Minerals segment are substantially dormant and many of the Global Stone segment’s locations are operating at reduced capacity. Moreover, working capital investment increases during the year as business activity increases. Borrowings normally tend to peak late in the second quarter or into the third quarter, with pay-downs beginning at the end of the third quarter or in the fourth quarter.

The Company’s operating activities used cash of $18,016,000 in the first nine months of 2003 compared with $4,503,000 in the first nine months of 2002. The increased use of cash between the first nine months of 2003 and 2002 was primarily the result of decreased net income in 2003 and because the Company received $6,342,000 in tax refunds during 2002, with no such refunds in 2003. These increases to net cash used for operating activities were partially offset by increased cash generation from collections on accounts receivable and a decrease in inventory balances in the first nine months of 2003 as compared to the same period of 2002.

Capital expenditures were $14,458,000 in the first nine months of 2003 compared with $15,060,000 for the same period in 2002. During the nine-month period ended September 30, 2003, expenditures for replacement of existing equipment totaled $9,788,000, while expansion projects received funding of $2,572,000, with the balance of $2,098,000 allocated to quarry development. During the nine-month period ended September 30, 2002, capital expenditures for replacement of existing equipment, expansion projects and quarry development totaled $9,016,000, $2,862,000 and $3,182,000, respectively.

FINANCIAL CONDITION (CONTINUED)

Capital expenditures during the first nine months of 2003 decreased $602,000, or 4%, as compared to the same period in 2002, primarily as a result of third quarter spending reductions by the Company to conserve capital. Full-year capital expenditures for 2003 are expected to approximate $20,000,000, which is consistent with 2002. The Company’s capital expenditures are constrained by its current liquidity situation. If the financial restructuring is not consummated, these constraints may have a material adverse effect on future operations.

During the first nine months of 2003, the Company’s additional borrowings exceeded debt repayments by $42,669,000 compared with the first nine months of 2002 when additional borrowings exceeded debt repayments by $16,534,000. Historically, additional borrowings exceed debt repayments during the first nine months of the year because of the seasonal nature of many of the Company’s businesses as discussed above. The increase in additional borrowings in the first nine months of 2003 was primarily due to the funding of higher interest costs and the timing of interest payments, the Erie Sand and Gravel acquisition, and financing costs related to the amendment of the Company’s Senior Credit Facility, Syndicated Term Loan, Senior Secured Notes and Vessel Term Loan during the third quarter of 2003. Additionally, the Company received $6,342,000 in tax refunds during the first nine months of 2002, with no such refunds in 2003. The Company anticipates being a net borrower for the year.

The Company did not declare a dividend in the first nine months of 2003 or 2002. The Company’s 2001 amendments to its financial covenants on its Syndicated Term Loan and Senior Credit Facility prohibit the payment of cash dividends.

Acquisition

In early January 2003, the Company acquired all of the outstanding common shares and other ownership interests in a group of companies together known as Erie Sand and Gravel Company (Erie Sand and Gravel) for $6,831,000 in cash and $4,069,000 in assumed debt, which was refinanced at closing. The purchase price in excess of net assets (i.e., goodwill) is currently $4,108,000. Erie Sand and Gravel operates a dock, a bulk products terminal, a Great Lakes self-unloading vessel, a ready-mix concrete mixing facility and a trucking company that distribute construction sand and aggregates in the northwest Pennsylvania/western New York region. The acquisition of Erie Sand and Gravel is an integral part of the Company’s strategic plan discussed above. The net assets and results of operations of Erie Sand and Gravel are included within the Company’s Great Lakes Minerals segment.

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

Subsequent Event

On October 27, 2003, as part of its ongoing business restructuring, the Company sold the Lawn and Garden business unit of its Global Stone operating segment to Oldcastle Retail, Inc. (Oldcastle). The initial sales price was $10,000,000, including $6,871,000 in cash at closing. The initial sales price will be adjusted, plus or minus, by a final net working capital adjustment to be agreed upon by both parties within 90 days of the closing date.

FINANCIAL CONDITION (CONTINUED)

The net book value of the Lawn and Garden business unit at the closing date, including an estimated allocation of the Global Stone segment’s goodwill of $3,300,000, was approximately $10,800,000. Subject to the final net working capital adjustment, the Company anticipates recognizing a loss on sale of assets of approximately $3,700,000 during the fourth quarter of 2003.

In conjunction with the sale of the lawn and garden business unit, the Company entered into a long-term supply agreement with Oldcastle dated October 27, 2003, pursuant to which the Company will provide certain raw materials to Oldcastle for an initial term of ten years beginning on the closing date of the agreement, with a renewal option for an additional 10-year period.

The Company and Oldcastle also entered into a lease and operation of equipment agreement dated October 27, 2003, whereby certain areas of the Company’s York, Pennsylvania, operations previously dedicated to Lawn and Garden operations are being leased to Oldcastle through December 31, 2005.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO

NINE MONTHS ENDED SEPTEMBER 30, 2002

The Company’s net sales and operating revenues of $300,917,000 in the first nine months of 2003 were $2,317,000 higher than net sales and operating revenues of $298,600,000 in the first nine months of 2002. The Company reported an operating loss of $2,386,000 in the first nine months of 2003 compared with operating income of $31,461,000 in the same period of 2002. The operating loss for 2003 includes a pretax asset impairment charge of $13,114,000 (or $1.57 per share, assuming dilution) related to the write-down of the Performance Minerals segment’s Specialty Minerals operation to fair value (see discussion below). For comparison purposes, excluding the impairment charge, the Company had operating income of $10,728,000 in the first nine months of 2003. Net loss for the first nine months of 2003 was $23,306,000 (or $4.57 per share, assuming dilution) compared with net income of $74,000 (or $0.01 per share, assuming dilution) in 2002. For comparison purposes, excluding the after-tax effect of the impairment charge, the net loss for the first nine months of 2003 was $15,306,000 (or $3.00 per share, assuming dilution).

The increase in net sales and operating revenues between the first nine months of 2003 and 2002 was primarily attributable to the following factors: continued strong demand across all major product lines of the Company’s Global Stone segment, the acquisition of Erie Sand and Gravel in January 2003, increased demand for frac sand from oil service companies in the Company’s Performance Minerals segment’s California market, and the addition of two significant building materials customers at the Performance Minerals segment’s Orange County, California, operating location. These increases to net sales and operating revenues were partially offset by decreased volume demand in the Company’s Great Lakes Minerals segment, resulting in decreased limestone shipments from the segment’s quarries and decreased shipments on the segment’s fleet of vessels. Additionally, volume demand for muscovite mica from the Performance Minerals segment was down during the first nine months of 2003.

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO

NINE MONTHS ENDED SEPTEMBER 30, 2002

Although the Company continues to benefit from its restructuring activities of 2001, its ongoing cost reduction measures and the pooling agreement with American Steamship Company, operating loss in the first nine months of 2003 increased $33,847,000 as compared with the first nine months of 2002. For comparison purposes, excluding the impairment charge, the 2003 operating loss has increased $20,773,000 as compared with the prior year. The major factors contributing to this increase include decreased revenues and the effect of lower volumes on gross margins of the Great Lakes Minerals segment’s limestone quarries and vessels, increased general, administrative and selling expenses (see discussion below), planned decreases in production volumes to reduce inventory levels at all three operating segments, increased energy costs, increased capitalized stripping amortization at the Global Stone segment’s Luttrell, Tennessee, operating location, and a $1,117,000 increase in depreciation and accretion expense as a result of adopting Statement of Financial Accounting Standards No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations,” at January 1, 2003.

The $15,380,000 increase in net loss, excluding the asset impairment charge, in the first nine months of 2003 as compared with the first nine months of 2002 was primarily the result of decreased operating income, increased interest expense, a $2,239,000 (or $0.27 per share, assuming dilution) non-cash charge to establish a reserve for a non-trade debtor of the Company who filed for Chapter 11 bankruptcy protection, and a $1,391,000 (net of income tax benefit of $889,000) non-cash charge related to the adoption of SFAS No. 143. These increases to net loss during the first nine months of 2003 were partially offset by an increase in the income tax benefit for the period and a $2,407,000 (or $0.29 per share, assuming dilution) non-cash gain to reverse a product liability reserve recorded in the prior year (see discussion above).

Operating results of the Company’s business segments for the nine months ended September 30, 2003 and 2002 are discussed below.

Great Lakes Minerals

Net sales and operating revenues for the Company’s Great Lakes Minerals segment decreased $4,373,000 to $103,404,000 for the first nine months of 2003 from $107,777,000 for the first nine months of 2002. Excluding Erie Sand and Gravel, which was acquired by the Company in January 2003, net sales and operating revenues decreased $11,304,000 between the first nine months of 2003 and 2002. This decrease was primarily due to decreased demand on the Great Lakes, which resulted in decreased limestone shipments from the segment’s quarries and decreased shipments on the segment’s fleet of vessels.

Cost of goods sold and operating expenses for the Great Lakes Minerals segment were $81,011,000 for the nine months ended September 30, 2003 compared with $75,857,000 for the same period in 2002. Cost of goods sold and operating expenses as a percentage of net sales and operating revenues were 78% and 70% in the first nine months of 2003 and 2002, respectively. The increase in cost of goods sold and operating expenses as a percentage of net sales and operating revenues primarily resulted from the effects of lower volumes on gross margins, an increase in deferred winter maintenance amortization and increased energy prices.

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO

NINE MONTHS ENDED SEPTEMBER 30, 2002

Great Lakes Minerals (Continued)

Operating income for the first nine months of 2003 was $4,119,000 as compared with operating income of $14,942,000 in the same period of 2002. The $10,823,000 decrease in operating income was primarily the result of lower net sales and operating revenues and the increase in the percentage of cost of goods sold and operating expenses to net sales and operating revenues discussed above. Additionally, bad debt expense increased $1,206,000, primarily due to an increase in the segment’s accounts receivable reserve to reflect the increased risk of doubtful collection regarding two customers who filed for Chapter 11 bankruptcy protection, and costs to fund the segment’s retirement benefits increased during the first nine months of 2003.

Management expects full-year 2003 operating results of the segment to be down significantly as compared to 2002.

Global Stone

Net sales for the Company’s Global Stone segment increased $7,482,000, or 6%, to $133,397,000 for the nine months ended September 30, 2003 from $125,915,000 in the same period of 2002. The segment is benefiting in 2003 from continued strong volume demand across all of its major product lines, especially the aggregates market in northern Virginia. Additionally, the segment was able to implement price increases with its carpet manufacturing customers during the first half of 2003.

Cost of goods sold for the Global Stone segment totaled $103,136,000 in the nine-month period ended September 30, 2003 compared with $95,077,000 in the nine-month period ended September 30, 2002. Cost of goods sold as a percentage of net sales was 77% and 76% in the first nine months of 2003 and 2002, respectively. The increase in cost of goods sold as a percentage of net sales between the two periods was primarily due to the effects of lower production volumes to reduce inventory levels, especially for lawn and garden products (the Lawn and Garden business unit was sold in October 2003—see discussion above), and the effects of poor weather conditions earlier in the year, including flooding at the segment’s operating locations in Luttrell, Tennessee, and around Buchanan, Virginia.

The segment contributed $12,820,000 to operating income for the nine-month period ended September 30, 2003 compared with $13,596,000 in the same period of 2002. The $766,000 decrease between the two periods was primarily attributed to an increase in capitalized stripping amortization at the segment’s Luttrell, Tennessee, operating location and the increase in cost of goods sold as a percentage of net sales discussed above, partially offset by an overall increase in net sales and continued administrative cost savings from the Company’s 2001 restructuring activities and current cost reduction initiatives.

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO

NINE MONTHS ENDED SEPTEMBER 30, 2002

Performance Minerals

Net sales for the Company’s Performance Minerals segment were $66,675,000 in the first nine months of 2003, down $940,000 from $67,615,000 in the same period of 2002. The decrease in net sales was primarily attributed to a decrease in demand for muscovite mica from the segment’s Specialty Minerals operations, and the closure of three operating locations as part of the Company’s 2001 restructuring activities. Those three locations had sales of $553,000 during the first nine months of 2002 but contributed nothing in 2003. These decreases to net sales were partially offset by increased demand for frac sands from oil service companies in the segment’s California market and the addition of two significant building materials customers at the segment’s Orange County, California, operating location.

Cost of goods sold for the Performance Minerals segment was $47,969,000 in the first nine of 2003 as compared to $47,551,000 in the same period of 2002. Cost of goods sold as a percentage of net sales was 72% and 70% for the first nine months of 2003 and 2002, respectively. Cost of goods sold as a percentage of net sales increased in 2003 as compared with 2002 primarily as a result of increased energy costs, increased general, administrative and selling expenses, and the effects of reduced mica production volumes.

Operating loss for the Performance Minerals segment was $4,324,000 in the first nine months of 2003 compared with operating income of $11,182,000 in the same period of 2002. For comparison purposes, excluding the $13,114,000 pretax impairment charge related to the segment’s Specialty Minerals operation, the segment had operating income of $8,790,000 for the first nine months of 2003, which is $2,392,000 lower than operating income for the same period in 2002. This decrease was primarily due to the decrease in net sales and increase in cost of goods sold as a percentage of net sales discussed above, and a $1,012,000 increase in depreciation and accretion expense as a result of adopting SFAS No. 143 at January 1, 2003.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense was $28,284,000 for the nine months ended September 30, 2003 compared with $24,934,000 for the same period of 2002. Depreciation, depletion, amortization and accretion as a percent of net sales and operating revenues increased to 9% in 2003 compared to 8% in 2002 as a result of increased amortization of capitalized stripping costs at the Company’s Luttrell, Tennessee, operating location, the addition of $1,117,000 in accretion and depreciation expense as a result of adopting SFAS No. 143, and depreciation of recent capital expenditures.

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO

NINE MONTHS ENDED SEPTEMBER 30, 2002

General, Administrative and Selling Expenses

Total general, administrative and selling expenses were $32,447,000 for the first nine months of 2003 compared with $26,331,000 for the first nine months of 2002. The percentage of general, administrative and selling expenses to net sales and operating revenues was 11% and 9% in the first nine months of 2003 and 2002, respectively. Although the Company continues to benefit at the operating level from the closure of two subsidiary offices during the 2001 restructuring, general, administrative and selling expenses increased between the two periods primarily due to higher costs to fund retirement benefits, $2,567,000 in legal and consulting fees related to the Company’s operational restructuring and negotiations with its senior secured lenders (compared with approximately $125,000 in 2002), and a $1,266,000 increase in bad debt expense, partially offset by lower expense for management bonuses. The increase in bad debt expense was primarily due to an increase in the Company’s accounts receivable reserve to reflect the increased risk of doubtful collection regarding two customers of the Great Lakes Minerals segment who filed for Chapter 11 bankruptcy protection.

Provision for Restructuring, Asset Impairments and Early Retirement Programs

During the second quarter of 2003, the Company recorded a $13,114,000 pretax asset impairment charge (or $1.57 per share, assuming dilution) to reduce the net book value of the Performance Minerals segment’s Specialty Minerals operation to its estimated fair value, as determined by management based on a third-party appraisal. The charge reduced the carrying value of the operation’s land, depreciable fixed assets and mineral reserves by $2,610,000, $2,334,000 and $8,170,000, respectively. Fair values were estimated using a discounted cash flow valuation technique incorporating a discount rate commensurate with the risks involved for each group of assets.

Other

Interest expense increased $8,593,000 to $39,702,000 in the first nine months of 2003 compared with $31,109,000 in the same period of 2002. The primary factors contributing to this increase were a higher weighted-average cost of debt and higher levels of debt. The weighted-average cost of debt increased because of the higher fixed rate of interest associated with the Company’s Senior Secured Notes, which were executed in conjunction with the Company’s refinancing activities in the fourth quarter of 2002, and an increase in the margin over LIBOR paid the Company’s syndicated banking group from 3.75% at September 30, 2002 to 6.00% at September 30, 2003. Interest expense on bank debt was $30,189,000 (of which $2,915,000 is the non-cash, payment-in-kind on the Senior Secured Notes) and $21,281,000 in the first nine months of 2003 and 2002, respectively. The Company is benefiting from lower interest rates on its variable rate debt; however, these benefits are limited because the Company hedges its exposure to interest rate fluctuations on a significant portion, 49% and 77% at September 30, 2003 and 2002, respectively, of its Senior Credit Facility and Syndicated Term Loan debt. Interest expense on hedges was $6,073,000 in the first nine months of 2003 compared with $7,408,000 in the first nine months of 2002. Amortization of fees associated with the Company’s bank amendments increased to $3,278,000 in 2003 from $2,227,000 in 2002. The remainder of interest expense was related to capital leases and notes payable.

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO

NINE MONTHS ENDED SEPTEMBER 30, 2002

Other (Continued)

On May 1, 2003, Eveleth Mines LLC (d.b.a. EVTAC Mining) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. EVTAC Mining is a non-trade debtor to the Company for obligations arising out of a prior relationship. The Company recognized a $1,455,000 (or $0.17 per share, assuming dilution) charge in the first quarter of 2003 to establish an initial reserve for this matter. During the third quarter of 2003, the Company recognized an additional charge of $784,000 (or $0.09 per share, assuming dilution) to fully reserve for EVTAC Mining. Both charges were included in Other Income (Expense) on the Condensed Consolidated Statement of Operations.

During the first nine months of 2003, the Company recognized a non-cash gain of $2,407,000 (or $0.29 per share, assuming dilution) to reverse a product liability reserve recorded in 2002 (see discussion above). This gain is included in Other Income (Expense) on the Condensed Consolidated Statement of Operations.

The Company utilizes certain tax preference deductions afforded by law to mining companies. Although the amount of these deductions is materially consistent from year to year, these permanent book/tax differences can cause significant fluctuations in the Company’s effective tax rate based upon the level of pre-tax book income or loss. Additionally, during the third quarter of 2003, the Company experienced a favorable conclusion to the audit of its 1999 federal income tax return. The income tax benefit for the nine-month period ended September 30, 2003 has been increased accordingly.

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

The Company is legally required by various state and local regulations and/or contractual agreements to reclaim land disturbed by its quarrying activities and to remove buildings, land improvements and fixed equipment from certain properties. Upon adoption of SFAS No. 143 at January 1, 2003, the Company recorded asset retirement obligations totaling $5,854,000, increased net property and equipment by $3,574,000 and recognized a non-cash cumulative effect charge of $1,391,000 (net of income tax benefit of $889,000). Asset retirement obligations are included in Other Long-Term Liabilities on the Condensed Consolidated Balance Sheet.

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO

NINE MONTHS ENDED SEPTEMBER 30, 2002

Cumulative Effect of Accounting Change for Asset Retirement Obligations (Continued)

Asset retirement obligations were estimated for each of the Company’s operating locations, where applicable, based on the Company’s current and historical experience, adjusted for factors that an outside third-party would consider, such as inflation, overhead and profit. Estimated obligations were escalated based upon the anticipated timing of the related cash flows and the expected closure dates of the operating locations using an assumed inflation rate and then were discounted using a credit-adjusted, risk-free interest rate. The expected closure date of each location represents the estimated exhaustion date of remaining mineral reserves or, for leased locations, the lesser of the mineral reserve exhaustion date or lease termination date. Because the Company’s mineral reserves and lease agreements have expected lives many years into the future, an appropriate market risk premium could not be estimated and considered when escalating the estimated obligations.

The accretion of the asset retirement obligations and depreciation of the capitalized costs, which are included in Depreciation, Depletion, Amortization and Accretion on the Condensed Consolidated Statement of Operations, are being recognized over the estimated useful lives of the operating locations (i.e., to their expected closure dates). A movement of the Company’s asset retirement obligations during the nine-month period ended September 30, 2003 follows (in thousands):

Nine Months Ended September 30, 2003
Upon adoption at January 1, 2003	$5,854
Accretion expense	360
Provisions and adjustments to prior reserves and actual expenditures, net	455

Balance at September 30, 2003	$6,669

Pro forma effects on the nine-month period ended September 30, 2002, assuming that SFAS No. 143 had been applied during 2002, were not material to reported net income and net income per share, basic and assuming dilution.

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO

THREE MONTHS ENDED SEPTEMBER 30, 2002

The Company’s net sales and operating revenues of $121,527,000 in the third quarter of 2003 were $2,126,000, or 2%, lower than net sales and operating revenues of $123,653,000 in the third quarter of 2002. The Company reported operating income of $6,044,000 in the third quarter of 2003 compared with operating income of $14,457,000 in the same period of 2002. Net income in the third quarter of 2003 was $325,000 (or $0.06 per share, assuming dilution) compared with net income of $2,015,000 (or $0.40 per share, assuming dilution) in the third quarter of 2002.

The decrease in net sales and operating revenues between the third quarter of 2003 and 2002 was primarily due to decreased volume demand from the Great Lakes Minerals segment, resulting in decreased limestone shipments from the segment’s quarries and decreased shipments on the segment’s fleet of vessels, and continued softness in demand for muscovite mica from the Performance Minerals segment’s Specialty Minerals operations. These decreases to net sales and operating revenues were partially offset by continued strong demand for all major product lines of the Global Stone segment, the acquisition of Erie Sand and Gravel in January 2003, and increased demand for frac sand by oil service companies in the California market from the Performance Minerals segment.

Although the Company continues to benefit from its restructuring activities of 2001, its ongoing cost reduction measures and the pooling agreement with American Steamship Company, operating income in the third quarter of 2003 was $8,413,000 lower than operating income in the third quarter of 2002. The major factors contributing to this decrease include decreased revenues and the effect of lower volumes on gross margins of the Great Lakes Minerals segment’s limestone quarries and vessels, increased general, administrative and selling expenses (see discussion below), an $817,000 increase in depreciation and accretion expense as a result of adopting SFAS No. 143 at January 1, 2003, planned decreases in production volumes to reduce inventory levels at all three operating segments, and increased capitalized stripping amortization at the Global Stone segment’s Luttrell, Tennessee, operating location.

The $1,690,000 decrease in net income between the third quarter of 2003 and 2002 was the result of decreased operating income as discussed above, increased interest expense, and a $784,000 (or $0.09 per share, assuming dilution) non-cash charge to increase the Company’s reserve for EVTAC Mining. These decreases to net income were partially offset by an increase in the income tax benefit for the quarter, and non-cash gains of $2,407,000 (or $0.29 per share, assuming dilution) to reverse a product liability reserve recorded in the prior year and $845,000 (or $0.10 per share, assuming dilution) to reverse an increase to this product liability reserve during the first half of 2003 (see discussion above).

Operating results of the Company’s business segments for the three months ended September 30, 2003 and 2002 are discussed below.

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO

THREE MONTHS ENDED SEPTEMBER 30, 2002

Great Lakes Minerals

Net sales and operating revenues of the Company’s Great Lakes Minerals segment decreased $6,540,000, or 11%, to 51,968,000 in the third quarter of 2003 from $58,508,000 in the third quarter of 2002. Net sales and operating revenues for 2003 include the results of Erie Sand and Gravel, which was acquired by the Company in early January 2003. Excluding Erie Sand and Gravel, net sales and operating revenues declined 21% quarter over quarter. This decrease was primarily due to decreased demand on the Great Lakes, which resulted in decreased limestone shipments from the segment’s quarries and decreased shipments on the segment’s fleet of vessels.

Cost of goods sold and operating expenses for the Great Lakes Minerals segment totaled $39,966,000 for the three months ended September 30, 2003 compared with $41,849,000 for the same period in 2002. Cost of goods sold and operating expenses as a percentage of net sales and operating revenues were 77% in the third quarter of 2003 and 72% in the third quarter of 2002. The increase in cost of goods sold and operating expenses as a percentage of net sales and operating revenues primarily resulted from the effects of lower volumes on gross margins, an increase in deferred winter maintenance amortization and increased energy prices.

Operating income in the third quarter of 2003 was $3,338,000 as compared with operating income of $8,482,000 in the third quarter of 2002. The $5,144,000 decrease in operating income was primarily the result of the decrease in net sales and increase in the percentage of cost of goods sold and operating expenses to net sales and operating revenues discussed above. Additionally, bad debt expense increased $947,000, primarily due to an increase in the segment’s accounts receivable reserve to reflect the increased risk of doubtful collection regarding two of the segment’s customers who filed for Chapter 11 bankruptcy protection, and costs to fund the segment’s retirement benefits increased during the third quarter of 2003.

Global Stone

Net sales for the Company’s Global Stone segment increased $2,680,000, or 6%, to $45,756,000 for the three months ended September 30, 2003 from $43,076,000 for the three months ended September 30, 2002. The segment is benefiting in 2003 from continued strong volume demand across all its major product lines, especially the aggregates market in northern Virginia. Additionally, the segment was able to implement price increases with its carpet manufacturing customers during the first half of 2003.

Cost of goods sold for the Global Stone segment totaled $34,668,000 for the three-month period ended September 30, 2003 compared with $32,681,000 for the three-month period ended September 30, 2002. Cost of goods sold as a percentage of net sales was consistent at 76% between the third quarter of 2003 and 2002.

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO

THREE MONTHS ENDED SEPTEMBER 30, 2002

Global Stone (Continued)

The segment contributed $5,113,000 to operating income in the third quarter of 2003 compared with $4,490,000 in the same quarter of 2002. The increase in operating income was primarily attributed to the increase in net sales discussed above and administrative cost savings resulting from the Company’s ongoing cost control initiatives, partially offset by the effects of lower production volumes to reduce inventory levels, especially for lawn and garden products, and increased capitalized stripping amortization at the segment’s Luttrell, Tennessee, operating location.

Performance Minerals

Net sales for the Company’s Performance Minerals segment increased $2,193,000, or 9%, to $25,357,000 in the third quarter of 2003 from $23,164,000 in the third quarter of 2002. The increase in net sales reflects increased demand for frac sand from oil service companies in the segment’s California market, partially offset by a decrease in demand for muscovite mica from the segment’s Specialty Minerals operations.

Cost of goods sold for the Performance Minerals segment was $17,921,000 in the third quarter of 2003 compared with $16,205,000 in the third quarter of 2002. Cost of goods sold as a percentage of net sales was 71% and 70% for the third quarter of 2003 and 2002, respectively. The increase in the percentage of cost of good sold to net sales between the two quarters was primarily due to an increase in energy costs.

Operating income for the Performance Minerals segment was $3,539,000 in the third quarter of 2003 compared with operating income of $3,951,000 for the same period of 2002. The decrease in operating income was primarily attributed to an increase in depreciation and accretion expense as a result of adopting SFAS No. 143 at January 1, 2003 and an increase in the percentage of cost of goods sold to net sales, partially offset by the overall increase in net sales discussed above.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense was $11,908,000 and $10,562,000 in the third quarter of 2003 and 2002, respectively. Depreciation, depletion, amortization and accretion as a percentage of net sales and operating revenues was 10% in the third quarter of 2003 and 9% in the third quarter of 2002. Depreciation, depletion, amortization and accretion expense increased between the two quarters primarily due to the addition of $817,000 in accretion and depreciation expense as a result of adopting SFAS No. 143 at January 1, 2003, increased amortization of capitalized stripping costs at the Company’s Luttrell, Tennessee, location, and depreciation of recent capital expenditures.

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO

THREE MONTHS ENDED SEPTEMBER 30, 2002

General, Administrative and Selling Expenses

Total general, administrative and selling expenses were $12,545,000 in the third quarter of 2003 compared with $8,889,000 in the third quarter of 2002, an increase of $3,656,000. The percentage of general, administrative and selling expenses to net sales and operating revenues was 10% in the third quarter of 2003 and 7% in the third quarter of 2002. Although the Company continues to benefit at the operating level from the closure of two subsidiary offices during the 2001 restructuring, general, administrative and selling expenses increased between the two quarters primarily due to higher costs to fund retirement benefits, $1,682,000 in legal and consulting fees related to the Company’s operational restructuring and negotiations with its senior secured lenders (compared with approximately $125,000 in 2002), and an $1,143,000 increase in bad debt expense. The increase in bad debt expense was primarily due to an increase in the Company’s accounts receivable reserve to reflect the increased risk of doubtful collection regarding two customers of the Great Lakes Minerals segment who filed for Chapter 11 bankruptcy protection.

Other

Interest expense increased $2,701,000 to $13,319,000 in the third quarter of 2003 compared with $10,618,000 in third quarter of 2002. The primary factors contributing to this increase were a higher weighted-average cost of debt and higher levels of debt. The weighted-average cost of debt increased because of the higher fixed rate of interest associated with the Company’s Senior Secured Notes, which were executed in conjunction with the Company’s refinancing activities in the fourth quarter of 2002, and an increase in the margin over LIBOR paid the Company’s syndicated banking group from 3.75% at September 30, 2002 to 6.00% at September 30, 2003. Interest expense on bank debt was $10,712,000 (of which $1,011,000 is the non-cash, payment-in-kind on the Senior Secured Notes) and $7,225,000 in the third quarter of 2003 and 2002, respectively. The Company is benefiting from lower interest rates on its variable rate debt, however, these benefits are limited because the Company hedges its exposure to interest rate fluctuations on a significant portion, 49% and 77% at September 30, 2003 and 2002, respectively, of its Senior Credit Facility and Syndicated Term Loan debt. Interest expense on hedges was $1,273,000 in the third quarter of 2003 compared with $2,596,000 in the third quarter of 2002. Amortization of fees associated with the Company’s bank amendments increased to $1,285,000 in the third quarter of 2003 from $747,000 in the third quarter of 2002. The remainder of interest expense was related to capital leases and notes payable.

During the third quarter of 2003, the Company recognized a $784,000 (or $0.09 per share, assuming dilution) charge to fully reserve for EVTAC Mining. The charge was included in Other Income (Expense) on the Condensed Consolidated Statement of Operations.

During the third quarter of 2003, the Company recognized non-cash gains of $2,407,000 (or $0.29 per share, assuming dilution) to reverse a product liability reserve recorded in the prior year and $845,000 (or $0.10 per share, assuming dilution) to reverse an increase to this product liability reserve during the first half of 2003 (see discussion above). These gains are included in Other Income (Expense) on the Condensed Consolidated Statement of Operations.

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO

THREE MONTHS ENDED SEPTEMBER 30, 2002

Other (Continued)

The Company utilizes certain tax preference deductions afforded by law to mining companies. Although the amount of these deductions is materially consistent from year to year, these permanent book/tax differences can cause significant fluctuations in the Company’s effective tax rate based upon the level of pre-tax book income or loss. Additionally, during the third quarter of 2003, the Company experienced a favorable conclusion to the audit of its 1999 federal income tax return. The income tax benefit for the three-month period ended September 30, 2003 has been increased accordingly.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operation was based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On a continual basis, the Company evaluates its estimates, including those related to trade accounts receivable reserves, inventories, intangible assets, impairment and useful lives of long-lived assets, pensions and other postretirement benefits, asset retirement obligations and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that the estimate of its asset retirement obligations under SFAS No. 143, which was initially adopted in the first quarter of 2003, represents a critical accounting policy used in the preparation of its Condensed Consolidated Financial Statements. Inherent in this estimate are key assumptions, including inflation rate, discount rate, expected lives of the Company’s operating locations and third-party overhead and profit rates. The estimated obligations are particularly sensitive to the impact of changes in the expected lives and the difference between the inflation and discount rates. Changes in state and local regulations, the Company’s contractual obligations, available technology, overhead rates or profit rates would also have a significant impact on the recorded obligations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements concerning certain trends and other forward-looking information within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) the Company’s ability to complete any asset sales or otherwise restructure its debt, and the ability of such activities to provide adequate liquidity to sufficiently improve the Company’s financial position; (2) business risks associated with a potential bankruptcy filing by the Company; (3) the Company’s ability to complete its cost reduction initiatives; (4) weather conditions, particularly in the Great Lakes region, flooding, and/or water levels; (5) fluctuations in energy, fuel and oil prices; (6) fluctuations in integrated steel production in the Great Lakes region; (7) fluctuations in Great Lakes and Mid-Atlantic construction activity; (8) economic conditions in California or population growth rates in the Southwestern United States; (9) the outcome of periodic negotiations of labor agreements; (10) changes in the demand for the Company’s products due to changes in technology; (11) the loss, insolvency or bankruptcy of major customers, insurers or debtors; (12) changes in environmental laws; and (13) an increase in the number and cost of asbestos and silica product liability claims filed against the Company and its subsidiaries and determinations by a court or jury against the Company’s interest. Some of the Company’s customers and other debtors have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Management does not expect the aggregate effect of these reorganizations to have a material impact on the Company’s financial condition.

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

The following table provides information about the Company’s derivative and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and debt obligations. For debt obligations, the table presents cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average LIBOR interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward LIBOR rates in the yield curve, plus a 6.0% margin at September 30, 2003 and a 4.25% margin at December 31, 2002 for variable rate debt. The Company does not hold or issue financial instruments for trading purposes.

	September 30, 2003
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$58	$2,131	$2,108	$2,128	$49,895	$137,592	$193,912	$134,475
Average interest rate	13.40%	13.40%	13.47%	13.55%	13.62%	12.45%
Variable rate	$334	$247,217	$334	$334	$334		$248,553	$248,553
Average interest rate	7.14%	7.46%	1.42%	2.42%	3.35%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed	$70,000	$50,000					$120,000	$3,166
Average LIBOR pay rate	6.75%	6.97%
Average LIBOR receive rate	1.14%	1.46%

	December 31, 2002
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$2,009	$2,016	$2,010	$2,073	$46,981	$137,594	$192,683	$147,362
Average interest rate	12.86%	12.93%	12.99%	13.06%	13.13%	12.18%
Variable rate	$334	$201,329	$334	$334	$334		$202,665	$202,665
Average interest rate	5.68%	6.63%	1.97%	3.08%	3.75%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed	$170,000	$50,000					$220,000	$9,773
Average LIBOR pay rate	6.79%	6.97%
Average LIBOR receive rate	1.43%	2.38%

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s management, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

In connection with management’s evaluation, no changes during the quarter ended September 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance policies and an insurance trust from multiple sources. In the third quarter 2003, the Company agreed with one of its several insurers to fund a settlement insurance trust (the Trust) to cover a portion of settlement and defense costs arising out of asbestos litigation. Additionally, the Trust provides that the Company may use up to a maximum of $4,000,000 to cover the cost of any other insurable or insurance related expense. The Company will have access to Trust funds to cover settlements and defense costs and will not have the obligation to cover such costs from its own funds. Therefore, the $2,407,000 (or $0.29 per share, assuming dilution) reserve for asbestos claims to the extent an insurer is insolvent recorded at the end of 2002 has been reversed, as has an $845,000 (or $0.10 per share, assuming dilution) increase to this reserve during the first half of 2003. At September 30, 2003, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims of approximately 73,019 claimants.

With respect to silica claims, the Company at September 30, 2003 was co-defendant in cases involving approximately 18,362 claimants. The Company has been and will continue to be responsible for funding a small percentage of all settlements and defense costs. Management believes that its share of settlements on an annual basis is not significant, although the Company continues to maintain a reserve on its balance sheet to address this contingency.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

On August 15, 2003, the waivers that the Company received from the lenders for certain financial-related covenants of the Company’s senior secured debt agreements expired, without either additional waivers or a long-term amendment to such debt agreements being executed. On September 11, 2003, the Company entered into agreements with its lenders to amend its debt agreements and waive defaults and, accordingly, as of the date of this filing, the Company is in compliance with its senior securities’ covenants.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES (Continued)

On September 2, 2003, the Company elected not to make a $5,000,000 interest payment due August 1, 2003, on the Company’s 10% Senior Subordinated Notes, within the 30-day grace period. On September 29, 2003, the Company made the $5,000,000 interest payment due and, accordingly, as of the date of this filing, is in compliance with its senior securities’ covenants.

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

On September 18, 2003, the Company filed a Form 8-K under Items 5 and 7, with regard to the Company entering into agreements with its syndicated banking group and senior secured note holders to amend its credit agreements.

On October 27, 2003, the Company filed a Form 8-K under Items 7 and 12, with regard to the release of its financial results as of and for the three and nine-month periods ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

DATE: November 13, 2003	By:	/s/ Michael D. Lundin

Michael D. Lundin
President and Chief Executive Officer,
on behalf of the Registrant and as
Principal Executive Officer

	By:	/s/ Julie A. Boland

Julie A. Boland
Vice President and Chief
Financial Officer, on behalf
of the Registrant and as
Principal Financial and Accounting Officer