Form 10-K
period 2003-12-31
OGLEBAY NORTON CO /OHIO/
filed 2004-03-29
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Commission file number: 000-32665

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Oglebay Norton Company

(Exact name of Registrant as specified in its charter)

Ohio	34-1888342
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

North Point Tower 1001 Lakeside Avenue, 15th Floor Cleveland, Ohio	44114-1151
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (216) 861-3300

Securities registered pursuant to Section 12(g) of the Act:

Common Stock	Rights to Purchase
$1 Par Value	Preferred Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in any amendment to this Form 10-K. Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant at June 30, 2003 (calculated by excluding the total number of shares reported under Item 12 hereof) was $14,163,607.

Number of Shares of Common Stock outstanding at February 25, 2004: 5,059,581.

PART I

ITEM 1.	BUSINESS

A.    (1)    Voluntary Petition Under Chapter 11 of U.S. Bankruptcy Code and Current Events

On February 23, 2004, the Company and all of its wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company intends to continue operations without interruption and fulfill its commitments to its employees, retirees and customers during the reorganization process. The Company intends to seek emergence from Chapter 11 as rapidly as possible with a new, de-levered capital structure that will enable the Company to move forward on its strategic operating plan.

In furtherance of the Company’s goal of emerging from Chapter 11 as expeditiously as possible, prior to the filing, the Company reached an agreement in principle, subject to certain conditions, with a majority of the holders of its $100,000,000 Senior Subordinated Notes to exchange their notes for equity. The agreement also contemplates having certain of them make a new equity investment in the reorganized Company. Additionally, prior to filing Chapter 11, the Company accepted a commitment for a new credit facility that, among other things, would retire its existing bank debt. A hearing to approve the payment of the new commitment fee for this new facility is scheduled for April 7, 2004.

On February 25, 2004, U.S. Bankruptcy Judge Joel B. Rosenthal of the United States Bankruptcy Court for the District of Delaware in Wilmington entered an order granting interim approval for the Company to utilize cash collateral and to borrow up to $40,000,000 from a $75,000,000 debtor-in-possession (DIP) credit facility. The Company obtained the DIP facility from a syndicate that includes various members of its pre-petition bank group. The judge’s order provides the Company access to the liquidity necessary to continue operations without disruption and meet its obligations to its suppliers, customers and employees during the Chapter 11 reorganization process. A final hearing on approval of the $75,000,000 DIP facility is scheduled for April 7, 2004.

On February 24, 2004, the Bankruptcy Court also entered a variety of orders designed to afford the Company a smooth transition into Chapter 11 and permit the Company to continue operating on a normal basis post-petition. Among others, the Court entered orders authorizing the Company to continue its consolidated cash management system, pay employees their accrued pre-petition wages and salaries, honor the Company’s obligations to its customers and pay some or all of the pre-petition claims of certain vendors that are critical to the continued operations of the Company, subject to certain restrictions. The relief granted in these orders has facilitated the Company’s transition into Chapter 11 and has allowed the Company to continue its operations uninterrupted.

While the Company is in Chapter 11, investments in its securities continue to be highly speculative. Shares of the Company’s common stock have little or no value and will likely be canceled. Additionally, the Company’s shares were delisted from trading on the NASDAQ National Market effective at the opening of business on March 3, 2004. The Company’s shares continue to trade as an Other OTC issue under the symbol OGLEQ.

Notwithstanding the progress made to date by the Company towards achieving its restructuring goals, at this time, the ability of the Company to complete a financial restructuring is uncertain and subject to substantial risk. Furthermore, the form and timing of any financial restructuring is uncertain. There can be no assurance that the Company will be successful in achieving its goals, or that any measures that are achievable will result in sufficient improvement to the Company’s financial position. Accordingly, until the time that the Company emerges from bankruptcy and a sufficient financial restructuring is completed, there will be substantial doubt about the Company’s ability to continue as a going concern. In the event that a financial restructuring is not completed, the Company could be forced to sell a significant portion of its assets to retire debt outstanding or, under certain circumstances, to cease operations.

As previously disclosed, management had been in discussions to sell its mica and lime operations. Management remains in active discussions to sell the Company’s mica operations; however, the Company has chosen to cease its efforts to sell its lime operations, as many of the potential new equity investors and new lenders have indicated that they want the Company to retain the lime business.

(2)    About The Company

Oglebay Norton Company, with origins dating back to 1854 and headquartered in Cleveland, Ohio, mines, processes, transports and markets industrial minerals and aggregates. The Company was reorganized as an Ohio corporation in 2001. The principal offices of the Company are located at North Point Tower, 1001 Lakeside Avenue, 15th Floor, Cleveland, Ohio 44114-1151. The primary North American Industry Classification System (NAICS) codes for the Company are 21231, 21232 and 48311. The Company mines, processes, and delivers industrial minerals from its strategically located, proven long-life reserves of high-quality limestone, industrial sand and mica. The Company also owns related mineral extraction equipment, processing plants and transportation equipment, including marine vessels and docks, trucks, railway lines and equipment. With these assets, the Company serves a broad customer base primarily in four major categories: building products, energy, environmental and industrial. The Company enjoys a significant market share in each of its core markets, benefiting from long-term relationships with market-leading customers, many of whom have multi-year purchase contracts with the Company.

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

The operations are reported as: Great Lakes Minerals, Global Stone and Performance Minerals. Great Lakes Minerals mines and distributes limestone from three facilities located in northern Michigan. Great Lakes Minerals also holds one of the largest fleets of self-unloading vessels on the Great Lakes, which is currently comprised of 12 vessels, operates two trans-loading dock facilities, and provides transportation services for limestone, as well as coal and iron ore. Global Stone mines and processes limestone and manufactures lime at six operations in the mid-Atlantic and southeastern United States and one operation in the Great Lakes region. Performance Minerals mines and processes industrial sands and mica at eight operations located in Ohio, North Carolina and the southwestern United States. The Company believes that it is one of the five largest producers of lime and one of the ten largest producers of limestone in the United States. Management also believes that the Company is the fourth largest producer of industrial sands and the largest producer of muscovite mica in the United States.

Additional information relating to financial and operating data on a segment basis is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II hereof and in Note L to the Consolidated Financial Statements contained in Part III hereof. For a description of revenues and other financial information by geographic region, see Note L to the Consolidated Financial Statements contained in Part III hereof.

(3)    Business Strategy

On February 23, 2004, the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company’s short-term strategy for 2004 is to focus on serving its customers, reorganizing its capital structure and emerging from bankruptcy expeditiously. The Company has retained a third-party financial restructuring advisor to explore various financial alternatives and anticipates executing on a structure which eliminates a significant portion of debt in exchange for new equity. Longer-term, the Company’s strategy is to enhance its market leadership position and maximize profitability and cash flows through the following actions:

Capitalize on its strategic location and ownership of quality limestone reserves in the Great Lakes region.     The strategic location of the Company’s limestone reserves on the Great Lakes allows the Company to leverage logistics services and delivery of its limestone to customers in the Great Lakes region. The Company mines, processes and transports limestone to its own docks or directly to customers on a delivered cost per ton basis at highly competitive rates. This can be accomplished either by owning its fleet of marine vessels, as the Company does now, or by means of long-term contracts. The acquisition of Erie Sand and Gravel, Inc. (Erie Sand and Gravel) in January 2003 further solidifies the Company’s position in the eastern Great Lakes region and expands the geographic scope of customers available to the segment. The Great Lakes Minerals segment attempts to maximize the efficiency of its fleet of marine vessels by negotiating contracts and dispatching vessels to facilitate backhauls of coal and other bulk commodities. The vessel pooling agreement with American Steamship Company initiated in January 2002 further enhances the Company’s abilities to optimize marine transportation logistics on the Great Lakes, both for itself and its customers.

Capitalize on demand for industrial minerals for building materials.    The Company has secured significant regional market share in the building materials market, particularly with respect to construction aggregates and industrial fillers markets. Limestone, industrial sands and mica are used to varying degrees by building materials manufacturers as filler material in paint, joint compound, roofing shingles, carpet backing and floor and ceiling tiles. Additionally, the Company’s limestone is used as aggregates in major construction projects such as highways, schools, hospitals, shopping centers and airport expansions. The Company intends to capitalize on its strong presence in selected regional building materials markets by increasing its business with existing customers, expanding its customer base and providing a broader selection of products for customers to purchase.

Capitalize on increasing demand for minerals for environmental remediation.    Public focus over environmental issues have resulted in an increase in the demand for lime and limestone used in environmental clean-up applications, including flue gas desulphurization, municipal waste sludge treatment, industrial water treatment, drinking water treatment and hazardous waste remediation. The Clean Air Act, for example, requires the reduction of emissions, particularly sulfur, from coal-fired power plants and certain other industrial processes. Ground limestone and lime are the principal agents used in the desulphurization process. These applications require limestone with specific chemical composition and a high degree of reactivity. The Company believes that its strategically located, long-lived mineral reserves of high quality calcium carbonate and dolomitic limestone are uniquely positioned to meet these requirements, enabling the Company to capitalize on this increasing demand now and well into the future.

Capitalize on market opportunities in the energy segment.    The Company’s industrial sands products are well positioned in the market place to serve the demand for high-purity silica sands used by oil and gas well service companies in the shallow-well and deep-well fracturing process. The Company’s Great Lakes Minerals segment has continued to increase its share of coal transported in its vessels for use by electric utilities in the Great Lakes region.

B.    Principal Products and Services

(1)    Great Lakes Minerals

The Company’s Great Lakes Minerals segment mines limestone at three quarries located in northern Michigan and distributes it throughout the Great Lakes region. All three quarries have access to the Great Lakes and ship a majority of their output via marine vessel. The segment holds one of the largest reserves of metallurgical and chemical quality high-calcium carbonate and dolomitic limestone in the world and distributes these reserves on one of the largest fleets of self-unloading vessels on the Great Lakes. The fleet, which is currently comprised of 12 vessels, provides transportation services for limestone as well as for coal and iron ore. Additionally, the segment operates dock terminals in Cleveland, Ohio and Erie, Pennsylvania, which are important points of distribution on the Great Lakes, and a sand dredging operation in Erie, Pennsylvania.

Industry

Limestone accounts for about three-quarters of crushed stone production in the United States. Crushed limestone has five primary end uses: construction aggregates and building materials, chemical and metallurgical processes, cement and lime manufacturing, environmental and agricultural. As transportation costs are significant in this industry, competition is limited based on geography. Chemical make-up of limestone varies by deposit, resulting in certain quarries having limited ability to meet performance specifications of certain end uses, such as flue gas desulphurization. Products from the Great Lakes Minerals segment are used primarily as aggregate for construction of schools, hospitals, shopping centers and highways; as an environmental cleaning agent for flue gas desulphurization, waste water treatment and soil stabilization; and as an essential chemical component in the manufacture of steel, paper and glass.

In general, demand for crushed limestone correlates with general economic cycles, principally new construction demand and government spending on highway construction and other infrastructure projects. The segment’s long-lived mineral reserves and processing facilities allow capacity to meet increased demand during up-turns in general economic activity. Demand for vessel transportation on the Great Lakes is also related to general economic cycles and more particularly to construction activity and industrial production in the Great Lakes region. The business in the Great Lakes Minerals segment is seasonal. It is affected by weather conditions, such as the waterways freezing over, the closing/opening of the locks between the lakes, and water levels of the lakes and rivers. These factors cause the actual number of days of operation to vary each year. Annually, the locks are required by law to close on January 15 and re-open around March 25, unless otherwise prescribed by the U.S. Coast Guard. Management believes that the overall Great Lakes shipping market in which its fleet competes operated at less than full capacity in 2003, 2002 and 2001, after approaching full capacity for the prior five years. Management believes that the Great Lakes shipping market will operate at less than full capacity again in 2004.

Operations

The Great Lakes Minerals segment operates four open pit quarries, 12 self-unloading vessels and two dock facilities, and has access to several additional docks on the Great Lakes. The Company assesses mineral reserves at all of its quarries and mines utilizing external consulting geologists and mining engineers. The large reserves of the Great Lakes Minerals segment have been extensively mapped, and this mapping is regularly updated to provide the customer with specified, consistent-quality product. Limestone is extracted from the quarries by traditional drilling and blasting techniques. Following extraction, trucks or trains are used to deliver the “as-blasted” limestone to a primary crusher. It is then processed through several stages of crushing and screening to size products that can be sold as chemical limestone or aggregates.

Transportation costs represent a significant portion of the overall delivered price of limestone. Limestone quarried at the segment’s operations are delivered, for the most part, by marine vessel, enabling the stone to be shipped to major markets located in excess of 800 miles away at a competitive price. The Company is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes. The Company can mine, process and transport stone to the Company’s own docks or directly to customers on a delivered cost per ton basis using its own services or under long-term contracts.

Substantially all of the transportation services of the Company’s vessel fleet are conducted between U.S. ports on the Great Lakes. The largest vessels in the fleet transport primarily iron ore and coal. Smaller vessels can be scheduled with more flexibility and tend to be better suited to transport limestone. In early 2002, the Company entered into a pooling agreement with American Steamship Company, which operates a fleet of 12 modern, self-unloading Great Lakes vessels comparable in size to the Company’s fleet. The agreement combines the operations and customers of the two fleets to achieve more efficient overall operations and better customer service. With the pooling of vessels, the Company realizes improved trade patterns for all cargo, including limestone, resulting in more efficient deployment and reduced delays across the combined fleet and better service to the customers of both companies. The agreement provides for the coordination of dispatch and other fleet operations but does not involve any transfer of assets.

The Great Lakes Minerals segment operates a bulk material dock facility in Cleveland, Ohio under an agreement with the Cleveland-Cuyahoga County Port Authority that was extended in 2002 through March 2017. The dock facility operates throughout the year, receiving cargo from Great Lakes vessels, storing it as needed, and transferring it for further shipment via rail or water transportation. In 2003, the Port Authority concluded the relocation of an automated vessel loader to the dock facility. The new loader enables the Company to trans-load iron ore pellets from its larger vessels to smaller vessels for delivery up the Cuyahoga River to a major customer. As a result of the vessel loader project, the Port Authority has postponed prior plans to construct a new access road that will enable the facility to trans-ship cargoes by truck as well as rail and water. If the access road is constructed, the Company expects that the new road will enable limestone delivery by truck, expanding its ability to serve the limestone market. It is uncertain at this time when the Port Authority will resume plans for the access road construction.

The Erie Sand and Gravel operation does not operate a quarry. The majority of its product is received from the segment’s quarries in Michigan via marine vessel to a bulk materials dock in Erie, Pennsylvania, for distribution into local markets. The operation has a vessel that dredges sand from Lake Erie, which is screened and sold into local markets as a filler in concrete and other construction applications. Additionally, the Erie dock is a distribution point for other products including salt and coke breeze. The addition of Erie Sand and Gravel expands the geographic scope of the segment to the northwest Pennsylvania and western New York regions.

Customers

The segment’s primary customers include purchasers and producers of construction aggregate and chemical limestone, integrated steel manufacturers, for whom the fleet transports iron ore, limestone and coal, and electric utility companies, for whom the fleet transports coal. The Company has long-established relationships with many of these customers and provides services to many of them pursuant to long-term contracts. The Company estimates that approximately 70% of the tonnage hauled by the vessel fleet was shipped pursuant to multi-year contracts. The Company estimates that, for 2003, industrial and chemical, building materials and construction, and energy customers accounted for approximately 44%, 41% and 15%, respectively, of this business segment’s revenue.

Since the acquisition of Michigan Limestone in 2000, the Company has moved to diversify the fleet’s shipping patterns in order to reduce its dependence on iron ore and the integrated steel industry. As recently as the late 1990s, iron ore accounted for as much as 60% of the fleet’s revenues. In 2003, iron ore shipments accounted for approximately 47% of the fleet’s revenues (46% and 45% in 2002 and 2001, respectively). Coal accounted for approximately 36% of the fleet’s revenues in 2003 compared with 32% in 2002 and 31% in 2001. Shipments of limestone accounted for an estimated 16% of the fleet’s revenues in 2003, compared with approximately 22% in 2002 and 23% in 2001. Approximately 70% of the limestone transported by the pooled fleet in 2003 came from the segment’s quarries.

Competition

The building materials and construction aggregate industry in North America is highly fragmented. Many active operations are small scale or wayside locations operated by state or local governments, usually to meet the requirements of highway contracts in more remote locations. There also are a number of large companies in the industry, including Vulcan Materials Corporation, Martin Marietta Materials Inc. and Lafarge Corporation whose operations are often centered on a particular geographic region. The Company’s Great Lakes Minerals operations are centered on the Great Lakes region in this fashion and compete primarily with LaFarge Corporation, which has facilities in the same geographic region. Given that transportation costs represent a significant portion of the overall cost of lime and limestone products, competition generally occurs among participants in close geographic proximity. Additionally, the scarcity of high-purity limestone deposits on which the required zoning, extraction and emission permits can be obtained serves to limit competition from startup operations within this limestone market. The physical characteristics and purity of the limestone can be a distinguishing competitive factor for chemical limestone and price is an important factor for both chemical limestone and construction aggregate.

The most important competitive factors impacting the segment’s marine transportation services are price, customer relationships and customer service. Management believes that customers are generally willing to continue to use the same carrier assuming such carrier provides satisfactory service with competitive pricing. The Company’s fleet directly competes only among U.S. flag Great Lakes vessels because of the U.S. federal law known as the Jones Act. The Jones Act requires that cargo moving between U.S. ports be carried in a vessel that was built in the United States, has a U.S. crew, and is owned (at least 75%) by U.S. citizens or corporations. As a result, Canadian-flagged Great Lakes vessels or foreign-flag oceanic vessels do not carry dry bulk cargo between U.S. ports. Moreover, the size limitation imposed by the Welland canal prevents large oceanic vessels from entering the Great Lakes. The competitive landscape has remained relatively stable over the last ten years. There were approximately 56 and 60 U.S. flag vessels in service in 2003 and 2002, respectively. The Company is expected to continue to lay up some of its vessels in 2004 as a result of efficiencies realized from the pooling arrangement with American Steamship Company.

The pooled fleet will principally compete against two other similar-sized U.S. flag Great Lakes commercial fleets in 2004: The Interlake Steamship Company and The U.S.S. Great Lakes Fleet. The fleet also competes with certain companies that operate smaller captive fleets and, to a lesser extent, with rail and truck transportation companies serving the Great Lakes region.

(2)    Global Stone

Through a series of transactions in 2000, 1999 and 1998, the Company acquired businesses that now form its Global Stone segment. These operations supply lime, crushed and ground limestone, construction aggregates and chemical limestone to a broad customer base in a variety of industries. The segment’s products are used primarily as a filler in building materials, as an environmental cleaning agent for flue gas desulphurization, waste water treatment and soil stabilization, as a chemical in steel-making, paper-making and glass-making, and as an aggregate for construction of highways, shopping centers, hospitals and schools.

Industry

Lime is a value-added product, derived from limestone, and is widely used in a variety of manufacturing processes and industries, including iron and steel, pulp and paper, chemical, air purification, sewage, water and waste treatments, agricultural and construction. The wide range of end-uses and markets for lime offer some protection from the economic cycles experienced by individual sectors such as the steel industry. Additionally, a high proportion of lime is sold into end-uses that, unlike some construction-related end-uses, have year-round requirements largely unaffected by the weather. Limestone accounts for about three-quarters of crushed stone production in the United States. Transportation costs can be significant in this industry; therefore, competition is limited based on geography. Additionally, many of these applications require stone with specific chemical composition and a high degree of reactivity. Crushed limestone has four primary end uses: construction aggregates and building materials; chemical and metallurgical processes; cement and lime manufacturing; and agricultural purposes. High-purity chemical limestone like that processed by the segment may be processed into value-added products, such as lime or limestone fillers, or sold as chemical limestone for use in manufacturing products as diverse as poultry feed mixtures, fiberglass and roofing shingles. Fillers, which are finely ground limestone powders, are used in a wide range of manufacturing processes including vinyl flooring, carpet backing, adhesives, sealants and joint compound.

Operations

The Company’s Global Stone business segment produces products for the following primary end uses: construction aggregates and building materials, environmental, chemical and metallurgical processes, cement and lime manufacturing, and agricultural. The segment has seven lime and/or limestone operations in North America that collectively extract and process high-purity limestone. These operations are primarily centered in northwest Georgia and along the Interstate 81 corridor from southern Pennsylvania through Virginia and Tennessee.

The segment currently operates eight open pit quarries and four underground mines. Limestone is extracted from the quarries and mines by traditional drilling and blasting techniques. In an open pit quarrying operation, the high-purity limestone is often covered by an overburden of construction grade limestone that must first be removed. This overburden is used whenever possible to produce construction aggregates, usually in a dedicated crushing plant, in order to offset the overall cost of extracting high-purity limestone. Following extraction, trucks are used to deliver the “as-blasted” limestone to a primary crusher. It is then processed through several stages of crushing and screening to size products that are saleable as chemical limestone and aggregates or ready for further processing into lime, fillers and other value-added products. The Company assesses mineral reserves at all of its quarries and mines utilizing external consulting geologists and mining engineers.

High-purity limestone is processed into lime by heating it in a kiln. At December 31, 2003, the Company believes its daily lime production capacity was approximately 2,800 tons. The capacity over a 24-hour period cannot be projected over a full calendar year because kilns require regular planned outages for maintenance and equipment and is subject to unplanned outages customary with any mechanical plant. Typically, a kiln will operate between 92%-96% of the available hours in any year. High-purity limestone is processed into fillers through grinding into course, medium or fine grades. The segment primarily competes in course ground filler products used in the manufacture of roofing shingles and carpet backing.

Customers

In general, demand for lime and limestone correlates to general economic cycles, principally new construction demand, population growth rates and government spending on highway construction and other infrastructure projects, which affect the demand for our customers’ products and services. This business segment has a broad customer base covering all sectors of the demand for lime and limestone. These customers vary by the type of limestone products they demand: lime, chemical limestone or construction aggregate. The Company estimates that building materials and construction, environmental, and industrial and chemical customers account for approximately 58%, 22%, and 20%, respectively, of this business segment’s revenue.

Transportation cost represents a significant portion of the overall cost of lime and limestone. As a result, the majority of lime and limestone production is sold within a 200-mile radius of the producing facility, while aggregates tend to be sold within a 50-mile radius. At certain of the segment’s locations asphalt manufacturing customers have located their processing plants on the Company’s property. The Company believes that its Global Stone lime and limestone operations are strategically located near major markets for their products and holds a significant share of these markets.

Competition

The building materials and construction aggregate industry in North America is highly fragmented. Many of the active operations are small scale or wayside locations operated by state or local governments, usually to meet the requirements of highway contracts in more remote locations. There also are a number of large companies in the industry, including Vulcan Materials Corporation, Martin Marietta Materials Inc. and Lafarge Corporation, whose operations are often centered on a particular geographic region. The most important competitive factors are price and ability to meet spikes in demand.

Lime is primarily purchased under annual contracts. For many customers, the cost of lime is quite small in comparison to their overall production costs. For 2003, the Company estimates that it was the fifth largest producer of lime in North America, with the eight largest producers accounting for approximately 80% of total industry capacity. The Company’s business segment accounted for approximately 4% of the total North American market. The four largest companies with which the Company competes are privately owned. The most important competitive factors are the inherent quality and characteristics of the lime, price and ability to meet spikes in demand.

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

(3)    Performance Minerals

The Company’s Performance Minerals business segment is engaged in the mining and processing of high-quality specialty mineral products, primarily industrial sands and muscovite mica. The segment’s businesses are focused on markets where excellent technical service and support are important to customers. Additionally, the segment’s businesses share common end-use markets in building products and a geographic focus on the Southwestern United States. The Company believes that the segment is the fourth-largest producer of industrial sands in the United States and the largest producer of muscovite mica in North America. In September 2003, management announced its intention to sell the mica business. Active discussions are underway, but there is no definitive agreement at this time.

Performance Minerals’ products include: (i) fracturing sands, which are used by oil and gas well service and exploration companies in the well fracturing process to hold rock structures open; (ii) specialty construction/industrial sands, which are used in the construction industry; (iii) silica flour used in the manufacture of building materials such as roofing shingles, stucco, mortar and grout, and in fiberglass and ceramics; (iv) whole grain sands and silica flour used in glass-making; (v) recreational sands, which are used in the construction of golf courses and other recreation fields, as well as in general landscaping applications; (vi) foundry sands, which are used in ferrous and non-ferrous metal die casting; (vii) filtration sands, which are used in liquid filtration systems; (viii) coated sand for industrial abrasive uses; and (ix) mica products used as a functional filler in building materials such as joint compound, coatings and paints, as well as in the manufacture of numerous industrial and consumer products, including automotive sound deadening materials, thermoplastics and cosmetics.

The Company’s mica operation produces the widest array of mica products in North America—more than 40 different products—and is the only company currently supplying all major muscovite mica market segments. Performance Minerals also produces two other specialty minerals as a byproduct of mica production: kaolin clay and feldspathic sand.

Industry

Industrial sands, often termed “silica,” “silica sand” and “quartz sand,” are defined as high silicon dioxide content sands. While deposits of more common construction sand and gravel are widespread, industrial sand deposits are limited. The special properties of industrial sands—purity, grain size, color, inertness, hardness and resistance to high temperatures—make them often irreplaceable in a variety of industrial applications. Higher silica content allows for more specialized, higher-margin applications than construction sand and gravel. Mica, the segment’s other primary product, is highly valued for its unique physical characteristics, including color, flexibility, durability, thermal properties and weight. Mica is used as a functional filler in building materials such as joint compound, coatings and paints, as well as in the manufacture of numerous industrial and consumer products including automotive sound deadening materials, thermoplastics and cosmetics. Mica is an essential component in many applications and in some cases can command premium pricing.

In general, demand for Performance Minerals’ products is driven by a number of factors depending on end use. The three most important factors are demand for oil and natural gas, housing starts, and golf course construction activity, in the Southwestern United States where most of the Company’s industrial sand facilities are located. Oil and gas usage correlates with demand from oil and gas drilling service companies for fracturing or “frac” sands, which is the largest single market for the Company’s industrial sands. Housing starts correlate with demand for building products such as joint compound, paint, roofing shingles and grout, which are important end-uses for both mica and industrial sands. Demand for sand used in golf course construction and maintenance relates primarily to southern California locations.

Operations

The Performance Minerals segment has eight operations, five of which having strategically located, long-lived reserves of high-purity industrial sands and muscovite mica. Three of the segments operations function as distribution and/or processing points and are supplied by either the segment’s quarries or by third-parties. The segment’s operations are located in Ohio, North Carolina and the Southwest.

The industrial sands operations include four open pit sand quarries with two integrated processing plants and one remote processing plant. In an industrial sand quarry, the extracted sand is first washed to remove impurities like clay and dirt. The sand is then dried, screened and separated into different sized granules. At certain of the facilities, the sand is also pulverized into powder for use in ceramic and other applications. All of the segment’s industrial sands operations have railroad and/or highway access.

The segment’s two mica operations are located in Kings Mountain, North Carolina and Velarde, New Mexico. The Kings Mountain complex includes two mines and three plant sites that crush, dry, screen, mill and package mica products for shipment. Products include wet ground mica, dry ground mica, flake mica and micronized mica, as well as the byproducts kaolin clay and feldspathic sand. Several different kinds of mica are surface treated with various chemicals to improve their performance in plastic products. The Velarde operation in northern New Mexico includes a surface mine and a plant that processes dry ground and flake mica. Both the Velarde and Kings Mountain sites control sufficient mica reserves to meet all expected demand for many years to come.

Customers

The segment has a broad customer base for its many industrial sands and mica products. The Company has a long relationship with the majority of its large customers in this segment. Industrial sands customers participate in the oil and gas well service, building materials, glass, fiberglass, ceramic, foundry, filtration, and golf course and recreational industries. Mica is supplied to customers in the building materials, automotive, rubber and plastics and cosmetics industries, among others.

For bulk industrial sands materials, transportation cost represents a significant portion of the overall cost, and so the majority of production is sold within a 200-mile radius of the producing facility. In contrast, for fracturing sands and most mica products, transporting the materials long distances is not economically prohibitive because of their high unit value. Fracturing sands are transported throughout the entire North American continent to satisfy current supply needs. The Company estimates that the building materials and construction markets, energy, and industrial uses accounted for approximately 36%, 28% and 34%, respectively, of the business segment’s revenue.

Competition

Competition generally occurs between participants in close geographic proximity. However, the scarcity of high-purity sand deposits for which the required zoning and extraction permits can be obtained serves to limit competition. Management estimates that the Company is the fourth largest industrial sand producer in the country and the leader in the Southwestern U.S. market. The principal competition comes primarily from three companies: Unimin Corp., U.S. Silica Co., a wholly-owned subsidiary of Better Minerals, Inc. and Fairmount Minerals Ltd. The most competitive factors include the inherent physical characteristics of the sand, price and ability to meet spikes in demand.

Due to limited sources, competition in the muscovite mica industry is international. The Company estimates that it is the largest producer of muscovite mica in North America, accounting for approximately 45% of the market. Competition comes primarily from privately held international businesses with the only public competitors in 2003 being Zemex, Inc. (acquired by Cementos Pacasmayo S.A.A. in March 2003) and Engelhard Corporation.

C.    Environmental, Health and Safety Considerations

The Company is subject to various environmental laws and regulations imposed by federal, state and local governments. The Company is continually improving and updating its Environmental, Health and Safety Initiative and in 2002 implemented a new comprehensive program. During the year 2001, certain plant operations were closed in conjunction with the fourth quarter restructuring of the Company. As a result, the Company has incurred and may, in the future, be responsible for certain closure related expenses, including applicable reclamation of land to its original condition or to a condition as may be required by contract or law.

D.    Employees

At December 31, 2003, the Company employed approximately 1,804 people, of whom 137 are management. 47% of the Company’s employees are unionized, and the Company is party to eleven collective bargaining agreements with various labor unions. The Company believes that it maintains good relations with each of these unions. In 2004, collective bargaining agreements representing approximately 567 employees will expire. Management expects to be able to negotiate new contracts with each of these labor unions.

E.    Subsequent Events

On February 23, 2004, the Company and all of its subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. See Item 1, section A. (1) for further discussion.

In separate transactions during January 2004, the Company sold the Redi-Mix business unit and the vessel M/V Richard Reiss of its Erie Sand and Gravel operations to E.E. Austin & Son, Inc. and Grand River Navigation Company, Inc., respectively. The Redi-Mix business unit was comprised of Serv-All Concrete, Inc. and S&J Trucking, Inc. These assets were not considered integral to the long-term strategic direction of the Company. Proceeds from the sales were $1,225,000 for Redi-Mix and $1,800,000 for the vessel. No gain or loss on sale was recognized by the Company.

In conjunction with the sale of the Redi-Mix business unit, the Company entered into a long-term supply agreement with E.E. Austin & Son, Inc. dated January 21, 2004, pursuant to which the Company will provide certain aggregates to E.E. Austin & Son, Inc. for an initial term of fifteen years beginning on the closing date of the agreement. Additionally, the Company and E.E. Austin & Son, Inc. entered into a sublease agreement dated January 21, 2004, whereby E.E. Austin & Son, Inc. is subleasing property from the Company previously dedicated to the operation of the Redi-Mix business unit. The initial term of the sublease agreement commences on the closing date of the agreement and extends to December 31, 2019. The agreement is renewable in five-year increments thereafter, upon agreement by both parties.

ITEM 2.	PROPERTIES

The following map shows the locations of our quarries and operations.

The Company’s principal operating properties are described below. The Company’s executive offices are located at North Point Tower, 1001 Lakeside Avenue, 15th Floor, Cleveland, Ohio 44114-1151, under a lease expiring on December 31, 2013. The total area involved is approximately 22,329 square feet.

Location	Use	Owned/ Leased	Reserves(1) (years remaining)
Corporate Headquarters Cleveland, Ohio	Offices	Leased	N/A

Great Lakes Minerals Cleveland, Ohio	Marine transportation bulk commodity dock	Leased	N/A

Cleveland, Ohio	Offices	Subleased	N/A

Rogers City, Cedarville and Gulliver, Michigan	Limestone quarries, vessel loading facility and processing plant	Owned(2)	See Chart

Erie, Pennsylvania	Marine transportation bulk commodity dock	Leased	N/A

Toledo, Ohio	Warehouse of spare parts	Owned	N/A

Global Stone Luttrell, Tennessee	Limestone mine and lime works	(3)	See Chart

Chemstone Operations:

Strasburg, Middletown, and Winchester, Virginia	Limestone quarries, processing plants and lime works	(4)	See Chart

York, Pennsylvania	Limestone quarries and processing plants	Owned	See Chart

Marble City, Oklahoma	Limestone mine and lime works	Owned	See Chart

Buchanan, Virginia	Limestone quarries and processing plants	Owned	See Chart

Portage, Indiana	Limestone processing plant	Owned	N/A

Filler Products Operations:
Chatsworth, Ellijay, and Cisco, Georgia	Limestone mines and processing plants	(5)	See Chart

Performance Minerals California Operations:

Orange County, California (San Juan Capistrano)	Sand quarry and processing plant	(6)	10

Riverside, California	Sand processing plant	Owned	Supplied by third parties

Bakersfield, California	Transloading facility	Owned	N/A

Bakersfield, California	Sand processing plant	(7)	Supply by Voca facility

Ohio Operations: Glenford and Howard, Ohio	Sand quarries and processing plants	Owned	See Chart

Location	Use	Owned/ Leased	Reserves(1) (years remaining)
Texas Operations: Brady and Voca, Texas	Sand quarries and processing plants	Owned	See Chart

Colorado Springs, Colorado	Sand processing plant	(8)	Supplied by third parties

Kings Mountain, North Carolina	Mica mines and processing plant	Leased/ Owned(9)	See Chart

Velarde, New Mexico	Mica mines and processing plant	Owned	See Chart

(1)	Please see the chart below for further information on average annual production and reserves.
(2)	The Company, through long-term agreements, leases the mineral rights at Cedarville and the majority of mineral rights at Rogers City.
(3)	The lime works is owned and the limestone mine is subject to a mineral lease agreement through 2015.
(4)	The limestone quarry and lime works at Strasburg and Winchester and the processing plant at Middletown are owned. The limestone quarry at Middletown is subject to a 100-year mineral lease agreement.
(5)	The processing plants are owned and the limestone mines are subject to a 99-year mineral lease agreement.
(6)	The processing plant is owned and the sand quarry is subject to a mineral lease agreement through 2013.
(7)	The sand processing plants are owned, however, they are located on land, which is leased through December 31, 2005 with a right to renew for an additional 5-year term.
(8)	The processing plant is owned and the operation acquires feedstock under supply agreements that support current production levels.
(9)	The mica mine and one processing plant are leased. The remaining processing plants are owned.

Set forth in the table below are the Company’s annual average production tonnage, using the last 3 years and an estimate of the Company’s measured and indicated reserves.

	Average Annual Production Tons		Measured and Indicated Reserves
	in Millions
Great Lakes Minerals
Rogers City, Cedarville, and Gulliver, Michigan	17.3		1,372
Global Stone
Luttrell, Tennessee	1.0		38	(1)
Strasburg, Middletown, and Winchester, VA	2.6		170	(2)
York, Pennsylvania	1.2		14
Marble City, Oklahoma	0.7		(3)
Buchanan, Virginia	0.9		48	(4)
Portage, Indiana	0.5		n/a
Chatsworth, Ellijay, and Cisco, Georgia	0.6		22	(5)
Performance Minerals
Orange County, California	0.6			(6)
Riverside, California	0.0	(9)	n/a
Bakersfield, California	0.0	(10)	n/a
Glenford and Howard, Ohio	0.4		6	(7)
Brady and Voca, Texas	0.7		94	(8)
Colorado Springs, Colorado	0.7		n/a
Kings Mountain, North Carolina	0.1		1
Velarde, New Mexico	0.0	(11)	2

The Company has not included reserves that have not met the SEC Industry Guide 7 regulations. Below is additional information on potential reserves (defined as resources) that the Company has.

(1) 30 Resource tonnage (in millions)

(2) 9 Resource tonnage (in millions)

(3) 109 Resource tonnage (in millions)

(4) 37 Resource tonnage (in millions)

(5) 43 Resource tonnage (in millions)

(6) 23 Resource tonnage (in millions)

(7) 9 Resource tonnage (in millions)

(8) 81 Resource tonnage (in millions)

30 million of 30 million of 30 million of 30 million of 30 million of 30 million of 30 million of 30 million of

The average annual production tonnage rounded to zero in the above schedule, below is the actual average.

(9)	14,000
(10)	10,000
(11)	19,000

ITEM 3.	LEGAL PROCEEDINGS

On February 23, 2004, the Company and all of its wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. See Item 1, section 1.(A) for further discussion.

The Company and certain of its subsidiaries are involved in a limited number of claims and routine litigation incidental to operating its current business. In each case, the Company is actively defending or prosecuting the claims. Many of the claims are covered by insurance and none are expected to have a material adverse effect on the financial condition of the Company. While the Company is under Chapter 11 bankruptcy protection, all legal proceedings against the Company and/or its subsidiaries are stayed by operation of federal law. The following describes pending legal proceedings against the Company prior to its bankruptcy filing.

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

The suits filed pursuant to the Jones Act are filed in Federal Court and have been assigned to the Multidistrict Litigation Panel (MDL); there are approximately 700 claims, all of which are currently dormant and have been so for many years.

The Company believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance policies from multiple sources and an insurance trust. In the third quarter of 2003, the Company agreed with one of its several insurers to fund an insurance trust (the Trust) to cover a significant portion of settlement and defense costs arising out of asbestos litigation. The funds were received by the Trust during 2003. The Company has access to Trust funds to cover settlements and defense costs and does not anticipate that it will have the need to cover such costs from its own funds. Additionally, the agreement provides that the Company may use up to $4,000,000 ($1,681,000 used in 2003) of the Trust’s assets to cover the cost of any other related or unrelated insurable or insurance related expenses. At December 31, 2003, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims of approximately 75,000 claimants.

With respect to silica claims, the Company at December 31, 2003 was co-defendant in cases involving approximately 20,000 claimants. The Company has been and will continue to be responsible for funding a small percentage of all settlements and defense costs. Management believes that its share of settlements on an annual basis is not significant, although the Company continues to maintain a reserve on its balance sheet to address this contingency.

The exposure of persons to silica and the accompanying health risks have been and continue to be significant issues confronting the industrial minerals industry in general, and specifically our Performance Minerals segment. Proposed changes to standards for exposure to silica are under review by the United States Occupational Safety and Health Administration. This review could result in more stringent worker safety standards or, in the alternative, requirements for additional action on the part of silica users regarding lower permissible exposure limits for silica. More stringent worker safety standards or additional action requirements, including the costs associated with these revised standards or additional action requirements, and actual or perceived concerns regarding the threat of liability, or health risks, including silicosis, associated with silica use, may affect the buying decisions of the users of our silica products. If worker safety standards are made more stringent, if the Company is required to take additional action regarding lower permissible exposure limits for silica, or if the Company’s customers decide to reduce their use of silica products based on actual or perceived health risks or liability concerns, the Company’s operating results, liquidity and capital resources could be materially adversely affected. The extent of any material adverse effect would depend on the nature and extent of the changes to the exposure standards, the cost of meeting and our ability to meet more stringent standards, the extent of any reduction in our customer’s use of our silica products and other factors that cannot be estimated at this time.

On December 8, 2003, the Company settled a series of multi-party lawsuits and an arbitration relating to its prior involvement in Eveleth Mines. The first suit was filed on September 25, 2001, by the Company’s subsidiary, ON Marine Services Company, in the United States District Court for the Southern District of Ohio Eastern Division. The second suit was filed on February 7, 2002, by Continental Insurance Company, Transportation Insurance Company, and Transcontinental Technical Services, Inc., in the District Court for the Southern District of Ohio Eastern Division. The parties included Evtac Mining, LLC, Eveleth Taconite Company, and Ontario Eveleth Company, the current mine operator and its shareholders, an insurance carrier and one of the Company’s subsidiaries. The nature of the allegations against the Company included claims relating to the liability for retrospective premiums and duty to reimburse others for legal expenses incurred in defending settled litigation. The settlement amount was $3.65 million, payable over thirty (30) months. Evtac Mining, LLC filed for protection under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Minnesota on May 1, 2003. The Company’s subsidiary has filed a proof of claim.

On February 20, 2004, the Company and Oglebay Norton Specialty Minerals, Inc., a wholly-owned subsidiary, were named in an action filed by Pueblo of Picuris, in the District Court of Taos County, New Mexico, seeking to quiet title to certain land upon which a mica mine is situated in Taos County, New Mexico. The action also includes a claim for money damages for allegations of trespass, denial of access, damage to property and other related claims. The Company is investigating the facts and circumstances surrounding this matter to determine if it has liability or significant risk of adverse finding.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock was traded on the NASDAQ National Market (NASDAQ/NMS Symbol: OGLE) during 2003. The Company had 286 shareholders of record at February 25, 2004. The Company’s shares were delisted from trading on the NASDAQ National Market, effective at the opening of business on March 3, 2004, as a result of the Company’s Chapter 11 bankruptcy filing. The Company’s shares continue to trade as an Other OTC issue under the symbol OGLEQ. The following is a summary of the market range for each quarterly period in 2003 and 2002 for the Company’s common stock. The Company’s amended bank agreement on the Senior Credit Facility and Syndicated Term Loan prohibit the payment of cash dividends; accordingly there were no dividends declared or paid in 2003 or 2002.

	Market Range
Quarterly Period	High	Low
2003
4th	$4.93	$1.73
3rd	3.74	1.10
2nd	4.29	2.71
1st	8.00	2.97

2002
4th	$11.46	$6.30
3rd	13.40	9.35
2nd	13.85	9.51
1st	17.68	10.00

As of February 25, 2004, the share price was $.71 per share.

On October 25, 2002, the Company issued $75.0 million in Senior Secured Notes due October 25, 2008 to accredited investors in a private transaction exempt from registration requirements under Section 4(2) of the Securities Act of 1933. Additional information relating to the Senior Secured Notes is set forth in Note G to the Consolidated Financial Statements contained in Part III hereof.

ITEM 6.	SELECTED FINANCIAL DATA

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31
	2003	2002	2001	2000	1999
OPERATIONS
Net sales and operating revenues	$404,229	$400,572	$404,211	$393,181	$328,947

Operating (loss) income	(6,647)	34,625	15,208	51,019	46,544
(Loss) income before cumulative effect of accounting change	(31,801)	(6,608)	(18,815)	15,028	13,646
Cumulative effect of accounting change for asset retirement obligations (net of income tax benefit of $889)	(1,391)	-0-	-0-	-0-	-0-

Net (loss) income	$(33,192)	$(6,608)	$(18,815)	$15,028	$13,646

PER SHARE DATA

(Loss) income before cumulative effect of accounting change—basic	$(6.21)	$(1.32)	$(3.76)	$3.02	$2.81
Cumulative effect of accounting change for asset retirement obligations	(0.27)	-0-	-0-	-0-	-0-

Net (loss) income—basic	(6.48)	(1.32)	(3.76)	3.02	2.81

(Loss) income before cumulative effect of accounting change—assuming dilution	(6.21)	(1.32)	(3.76)	3.00	2.80
Cumulative effect of accounting change for asset retirement obligations	(0.27)	-0-	-0-	-0-	-0-

Net (loss) income—assuming dilution	(6.48)	(1.32)	(3.76)	3.00	2.80

Dividends per share	-0-	-0-	0.60	0.80	0.80

Market price at December 31	4.21	6.65	15.50	19.44	23.75
Book value at December 31	$17.50	$23.20	$24.54	$30.80	$28.62
Shares of common stock outstanding at December 31	5,060	4,978	4,972	4,968	4,927

Average shares of common stock outstanding—basic	5,125	5,025	4,998	4,975	4,857
Average shares of common stock outstanding assuming dilution	5,125	5,025	5,012	5,007	4,870

FINANCIAL CONDITION

Capital expenditures	$19,165	$20,016	$26,875	$36,048	$25,939
Working (deficit) capital	(361,786)	54,402	46,978	45,582	38,731
Total assets	648,694	687,467	680,149	700,046	570,066
Capitalization:
Long-term debt, including current portion	421,840	395,348	388,773	378,591	301,706
Stockholders’ equity	$88,004	$115,501	$121,998	$153,000	$141,009

Results for 2003 include Erie Sand and Gravel from its acquisition date in early January of 2003 and do not include the Lawn and Garden business unit of the Global Stone segment subsequent to its sale in the fourth quarter of 2003. Results for 2000 include Michigan Limestone Operations and Global Stone Portage from their respective dates of acquisition during the second and third quarters of 2000, respectively. Results for 1999 include Global Stone Winchester and Specialty Minerals from their respective dates of acquisition during the first and fourth quarters of 1999, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Liquidity, Capital Resources and Current Events

On February 23, 2004, the Company and all of its wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company intends to continue operations without interruption and fulfill its commitments to its employees, retirees and customers during the reorganization process. The Company intends to seek emergence from Chapter 11 as rapidly as possible with a new, de-levered capital structure that will enable the Company to move forward on its strategic plan.

Beginning in 1998, the Company incurred significant debt in connection with a series of acquisitions. These acquisitions, which transitioned the Company into a diversified industrial minerals company, also resulted in a highly-leveraged balance sheet. When the U.S. economy slipped into recession in 2001, the debt became an increasing financial burden. Over the past three years, the Company has been impacted particularly by the decline of the nation’s integrated steel industry, rising energy costs and adverse market conditions in certain segments of the commercial and residential building materials markets. Together, these factors resulted in decreased demand for limestone and mica from the Company’s quarries and for the services of its Great Lakes fleet. . The continuing losses aggravated the already significant debt load. As of December 31, 2003, the Company had $421,840,000 in debt outstanding ($420,350,000 of debt in current liabilities) on 2003 net sales and operating revenues of $404,229,000.

The Company, during 2003 and continuing into 2004, has been engaged in discussions with its lenders, note holders, consultants and others to determine the best way to restructure its debt, while preserving the greatest value for all stakeholders. Ultimately, management of the Company concluded that it was not possible to adequately restructure the Company’s debt outside of court protection.

In furtherance of the Company’s goal of emerging from Chapter 11 as expeditiously as possible, prior to the filing, the Company reached an agreement in principle, subject to certain conditions, with a majority of the holders of its $100,000,000 Senior Subordinated Notes (Sub-Notes) to exchange their notes for equity. The agreement also contemplates having certain of them make a new equity investment in the reorganized company. Additionally, prior to filing Chapter 11, the Company accepted a commitment for a new credit facility that, among other things, would retire its existing bank debt. A hearing to approve the payment of the commitment fee for the new facility is scheduled for April 7, 2004.

On February 25, 2004, U.S. Bankruptcy Judge Joel B. Rosenthal of the United States Bankruptcy Court for the District of Delaware in Wilmington entered an order granting interim approval for the Company to utilize cash collateral and to borrow up to $40,000,000 from a $75,000,000 debtor-in-possession (DIP) credit facility. The Company obtained the DIP facility from a syndicate that includes various members of its pre-petition bankgroup.

The judge’s order provides the Company access to the liquidity necessary to continue operations without disruption and meet its obligations to its suppliers, customers and employees during the Chapter 11 reorganization process. A final hearing on approval of the $75,000,000 DIP facility is scheduled for April 7, 2004.

On February 24, 2004, the Bankruptcy Court also entered a variety of orders designed to afford the Company a smooth transition into Chapter 11 and permit the Company to continue operating on a normal basis post-petition. Among others, the Court entered orders authorizing the Company to continue its consolidated cash

Financial Condition—(Continued)

management system, pay employees their accrued pre-petition wages and salaries, honor the Company’s obligations to its customers and pay some or all of the pre-petition claims of certain vendors that are critical to the continued operations of the Company, subject to certain restrictions. The relief granted in these orders has facilitated the Company’s transition into Chapter 11 and has allowed the Company to continue its operations uninterrupted.

While the Company is in Chapter 11, investments in its securities will be highly speculative. Shares of the Company’s common stock have little or no value and will likely be canceled. Furthermore, the Company’s shares were delisted from trading on the NASDAQ National Market effective at the opening of business on March 3, 2004. The Company’s shares continue to trade as an Other OTC issue under the symbol OGLEQ.

Notwithstanding the progress made to date by the Company toward achieving its restructuring goals, at this time, the ability of the Company to complete a financial restructuring is uncertain and subject to substantial risk. Furthermore, the form and timing of any financial restructuring is uncertain. There can be no assurance that the Company will be successful in achieving its goals, or that any measures that are achievable will result in sufficient improvement to the Company’s financial position. Accordingly, until the time that the Company emerges from bankruptcy and a sufficient financial restructuring is completed, there will be substantial doubt about the Company’s ability to continue as a going concern. In the event that a financial restructuring is not completed, the Company could be forced to sell a significant portion of its assets to retire debt outstanding or, under certain circumstances, to cease operations.

The Company intends to continue to pursue the strategic operating plan it put in place over the last two years but has been unable to execute fully due to the financial issues it has faced. The strategic operating plan is based on the core competencies of the Company of extracting, processing and providing minerals. The Company plans to expand its current markets and develop new markets for its limestone and limestone fillers, while maximizing the profitability of its sand, lime and marine businesses.

As previously disclosed, management had been in discussions to sell its mica and lime operations. While management remains in active discussions to sell the Company’s mica operations, the Company has chosen to cease its efforts to sell its lime operations, as nearly all of the potential new equity investors and new lenders have indicated that they want the Company to retain this business.

The Company is party to Syndicated Term Loan, Senior Credit Facility, Vessel Term Loan and Senior Secured Notes Agreements (the Agreements) with its syndicated banking group, vessel lenders and senior secured note holders. Under the Agreements, the Company is required to comply with various financial-based covenants. At times during the second and third quarters of 2003, the Company was not in compliance with covenants that required the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization (EBITDA), a maximum level of total debt and senior debt to EBITDA, a minimum cash flow coverage ratio, a minimum level of net worth (except for the Senior Secured Notes, with which the Company remained in compliance), and a minimum interest coverage ratio. In anticipation of this non-compliance, the Company obtained waivers from its syndicated banking group and senior secured note holders. These waivers expired on August 15, 2003, while negotiations for amendments (the Amendments—see discussion below) to the Agreements were still ongoing.

Furthermore, as announced on August 1, 2003, the Company chose to defer the interest payment due August 1, 2003 on its Sub-Notes, pending the outcome of the Amendment negotiations. As a result of the deferral of the interest payment on the Sub-Notes, the Company’s ability to draw on its credit availability was at the discretion of its syndicated banking group until such time that the Amendments were completed. Since the Company did not make the interest payment on the Sub-Notes prior to the expiration of the 30-day grace period ended August 31, 2003 allowed under the Sub-Notes indenture agreement, the Company was also in default of the Sub-Notes at that time.

Financial Condition—(Continued)

On September 11, 2003, the Company entered into amendments with its syndicated banking group and senior secured note holders. The Amendments restored the Company’s ability to draw on its Senior Credit Facility to fund operations and to make the interest payment due August 1, 2003 on the Sub-Notes (which payment was made on September 29, 2003), provided for less-restrictive quarterly covenant requirements going forward, and removed the requirement for the Company to maintain interest rate protection on at least 50% of the Syndicated Term Loan and Senior Credit Facility. The Amendments required the Company to repay at least $100,000,000 of debt from the proceeds of permitted asset sales by February 25, 2004, increased the applicable margin charged on the Company’s LIBOR-based interest rate by 150 basis points, required monthly settlement of LIBOR-based interest (as opposed to quarterly settlement), and established a dominion of funds arrangement, whereby the daily cash receipts of the Company are collected by its banking group into a centralized bank account and are used to service the outstanding balance of the Senior Credit Facility. Additionally, the Amendments increased the rate of payment-in-kind interest on the Senior Secured Notes by 100 basis points.

As a result of the Company’s decision to not repay $100,000,000 in debt from proceeds of permitted asset sales by February 25, 2004, the Company is in default of the Syndicated Term Loan, Senior Credit Facility, Senior Secured Notes, Senior Subordinated Notes and Vessel Term Loan. Accordingly, the related balance of $419,495,000, which represents substantially all of the Company’s debt, has been included in current liabilities at December 31, 2003 on the Consolidated Balance Sheet.

The Syndicated Term Loan and Senior Credit Facility mature on October 31, 2004. The pricing features and covenants of the Senior Credit Facility and the Syndicated Term Loan are the same. The most restrictive covenants, in addition to the requirement to repay at least $100,000,000 in debt through permitted asset sales by February 25, 2004, on the Senior Credit Facility and Syndicated Term Loan require the Company to maintain a (1) minimum level of earnings before interest, taxes, depreciation and amortization (EBITDA), (2) maximum leverage ratio, (3) minimum cash flow coverage ratio, (4) minimum interest coverage ratio (5) minimum level of net worth and (6) limitation on capital expenditures and prohibition of the payment of cash dividends by the Company.

The $75,000,000 Senior Secured Notes mature on October 25, 2008 with scheduled amortization in 2007 and 2008 (50% of the original principal in each year). Interest on the notes includes a 13% per annum cash payment, payable quarterly, and a 6% per annum payment-in-kind. The Senior Secured Notes contain financial covenants that, though similar in nature, are less restrictive than those of the Senior Credit Facility and Syndicated Term Loan.

Both the Senior Credit Facility and Syndicated Term Loan are secured by liens senior to the liens securing the Senior Secured Notes. The Senior Credit Facility, Syndicated Term Loan and Senior Secured Notes are senior to the Company’s Sub-Notes, which mature in February 2009 and have a fixed interest rate of 10%. The Vessel Term Loan contains covenants that match the Senior Credit Facility and Syndicated Term Loan. Semi-annual principal payments from January 15, 2004 through January 15, 2007 range from $853,000 to $1,055,000, increasing yearly; and a final principal payment of $7,650,000 is due on July 15, 2007.

The Company’s operating activities provided cash of $700,000 in 2003 compared to $17,998,000 in 2002 and $23,245,000 in 2001. The 96% decrease in cash provided by operating activities between 2003 and 2002 was primarily due to the effects of decreased net income and increased cash interest payments, partially offset by a decrease in inventory and accounts receivable during 2003 (as opposed to increases during 2002). Additionally, the Company received $7,855,000 in income tax refunds in 2002 ($3,000 in 2003). The 97% decrease between 2003 and 2001 was primarily the result of decreased net income, increased cash interest payments and a lesser decease in accounts receivable balances during the year, partially offset by a decrease in inventory balances (as opposed to an increase in 2001).

Financial Condition—(Continued)

Expenditures for property and equipment totaled $19,165,000 in 2003 compared to $20,016,000 and $26,875,000 in 2002 and 2001, respectively. The decreases in capital expenditures between the three years were primarily the result of cost controlling measures intended to conserve capital. Expenditures for the replacement of existing property and equipment were $13,433,000 in 2003. Expansion projects amounted to $2,577,000, with the remaining $3,155,000 expenditure for quarry development. Expenditures for property and equipment for 2004 are currently expected to approximate $23,500,000. Management expects that the proportion of 2004 capital expenditures for expansion projects, replacement and quarry development will be consistent with 2003 levels. The increase is primarily because of a scheduled expansion project at the Global Stone segment’s Portage, Indiana, operating location and an increase in planned maintenance activities. The Company has no material commitments for capital projects in 2004 or beyond.

In 2003, the Company incurred $4,762,000 in deferred financing costs related to the amendment of the Senior Credit Facility, Syndicated Term Loan and Senior Secured Notes. In 2002, the Company incurred $8,413,000 of deferred financing costs related to the execution of the Senior Secured Notes agreement and amendment of the Senior Credit Facility and Syndicated Term Loan. In 2001, the Company incurred $1,734,000 of deferred financing costs related to the amendment of the Senior Credit Facility and Syndicated Term Loan.

In 2003, the Company’s additional borrowings exceeded debt repayments by $22,044,000, while, in 2002 and 2001, the Company’s additional borrowings exceeded debt repayments by $6,576,000 and $10,295,000, respectively. In all three years, additional borrowings were primarily used to fund capital expenditures and financing costs. Furthermore, additional borrowings were used in 2003 to fund the Erie Sand and Gravel acquisition and were reduced from the sale of the Lawn and Garden business unit.

Prior to their amendment in September 2003, the Company’s Senior Credit Facility and Syndicated Term Loan required interest rate protection on fifty-percent of the Company’s senior secured debt. Accordingly, the Company entered into interest rate swap agreements in 2000 to limit the effect of increases in the interest rates on variable rate debt. The differential between fixed and variable rates is recorded as an increase or decrease to interest expense. The effect of the these agreements was to fix the Company’s interest rate exposure, including the applicable margin charged the Company on its LIBOR-based interest rate, at 12.97% on the $50,000,000 (22%) hedged portion of the Company’s Senior Credit Facility and Syndicated Term Loan at December 31, 2003. At December 31, 2003, the Company had one such interest rate swap remaining with a notional value of $50,000,000, which expires on June 30, 2004.

As a result of falling LIBOR-based interest rates, interest expense increased $7,446,000, $9,967,000 and $5,176,000 in 2003, 2002 and 2001, respectively, because of these interest rate swaps. The other expense $3,096,000 charge in 2001 primarily represents the mark-to-market valuation of swaps that did not qualify as hedging instruments under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” during the first quarter of 2001. See Note G to the consolidated financial statements for a further description of the Company’s swap agreements.

Financial Condition—(Continued)

The following tables provide information about the Company’s derivative and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and debt obligations. For debt obligations, the table presents cash flows and related weighted average interest rates by the original contracted maturity dates. Based upon the default of our current debt agreements, $420,350,000 is classified as a current liability on the Consolidated Balance Sheet. For interest rate swaps, the table presents notional amounts and weighted average LIBOR interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward LIBOR rates in the yield curve, plus a 6.00% margin at December 31, 2003 and a 4.25% margin at December 31, 2002 for variable rate long-term debt. The Company does not hold or issue financial instruments for speculative purposes.

	December 31, 2003
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$2,226	$2,093	$2,125	$51,076	$37,510	$100,000	$195,030	$134,889
Average interest rate	13.43%	13.51%	13.58%	13.66%	12.45%	10.00%
Variable rate	$225,808	$334	$334	$334			$226,810	$226,810
Average interest rate	7.46%	2.99%	4.18%	4.96%

Interest rate derivatives:
Interest rate swaps:
Variable to fixed	$50,000						$50,000	$1,457
Average LIBOR pay rate	6.97%
Average LIBOR receive rate	1.46%

	December 31, 2002
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$2,009	$2,016	$2,010	$2,073	$46,981	$137,594	$192,683	$147,362
Average interest rate	12.86%	12.93%	12.99%	13.06%	13.13%	12.18%
Variable rate	$334	$201,329	$334	$334	$334		$202,665	$202,665
Average interest rate	5.68%	6.63%	1.97%	3.08%	3.75%

Interest rate derivatives:
Interest rate swaps:
Variable to fixed	$170,000	$50,000					$220,000	$9,773
Average LIBOR pay rate	6.79%	6.97%
Average LIBOR receive rate	1.43%	2.38%

The Company did not declare a cash dividend during 2003 and 2002, as 2001 amendments to the Company’s Senior Credit Facility and Syndicated Term Loan prohibit the payment of cash dividends. The Company declared dividends of $0.60 per share and dividends paid were $2,983,000 during 2001.

At December 31, 2003, the Company re-evaluated assumptions used in determining postretirement pension and health care benefits. The weighted-average discount rate was adjusted from 7.00% to 6.50% to better reflect market rates. Additionally, the annual rate of increase in the per capita cost of covered health care benefits was revised to 10.00% (pre-65) and 6.00% (post-65), decreasing gradually to 5.00% (the pre-65 rate in 2009 and the post-65 rate in 2006) at December 31, 2003 from 8.25% (pre-65) and 6.00% (post-65), with the pre-65 rate decreasing gradually to 6% in 2006 and the post-65 rate remaining constant at December 31, 2002. These changes resulted in an increase in the benefit obligation of $3,994,000 for the pension plans and $6,819,000

Financial Condition—(Continued)

($1,199,000 related to the revision of the per capita cost of covered health care benefits) for the postretirement health care plan. Though these changes will increase the Company’s pension and postretirement expense in 2004, the impact is not expected to be material. The fair value of the Company’s pension plan assets increased $12,139,000 during 2003, and that increase is estimated to result in an $886,000 reduction in pension expense in 2004.

At December 31, 2002, the Company re-evaluated assumptions used in determining postretirement pension and health care benefits. The weighted-average discount rate was adjusted from 7.25% to 7.00% to better reflect market rates. The decrease resulted in an increase in the projected benefit obligation of $2,230,000 for the pension plans and $1,580,000 for the postretirement health care plan. Though the change in the discount rate will increase the Company’s pension and postretirement expense in 2003, the impact is not expected to be material. The fair value of the Company’s pension plan assets declined $18,564,000 during 2002, and that decline resulted in approximately $1,910,000 in additional pension expense in 2003.

At December 31, 2001, the Company re-evaluated assumptions used in determining postretirement pension and health care benefits. The weighted-average discount rate was adjusted from 8.0% to 7.25% to better reflect market rates. The revised discount rate resulted in an increase in the projected benefit obligation of $6,128,000 for the pension plans and $4,620,000 for the postretirement health care plan. The Company’s fair value of pension plan assets declined by $10,328,000 during 2001, and that decline resulted in approximately $1,250,000 in additional pension expense in 2002.

In conjunction with the Company’s 2001 annual meeting, the Company’s stockholders approved the re-incorporation of the Company as an Ohio corporation and certain changes to the Company’s capital structure. The changes included an increase in the number of authorized shares from 10,000,000 to 30,000,000 and the replacement of existing unissued preferred stock with 5,000,000 shares of “blank check” preferred stock. The term “blank check” preferred stock refers to stock for which designations, preferences, conversion rights, participation and other rights, including voter rights (subject to some limitations established by law), qualifications, limitations, and restrictions may be determined by the board of directors. The articles of incorporation establish restrictions on the blank check preferred stock relating to the conversion price and the number of common shares into which the preferred stock may be converted in order to limit the dilution to holders of common stock. No blank check preferred stock was issued or outstanding at December 31, 2003 or 2002.

The purchase price of the Company’s Michigan Limestone operation, which was acquired by the Company in the second quarter of 2000, includes contingent payments subject to achieving certain operating performance parameters through 2011. The Company accrued contingent payments of $2,100,000, $3,072,000 and $3,050,000 at December 31, 2003, 2002 and 2001, respectively, representing additional purchase price and an increase to recorded mineral reserves. The remaining contingent payments can be as high as $24,000,000 in total, with a maximum payment of $4,000,000 in any one year. Contingent payments will be recorded as additional mineral reserves up to the appraised value of the reserves, and thereafter to goodwill. Under the terms of the purchase agreement, upon a change in control, including bankruptcy, the former owners may have the right to accelerate the remaining payments. The amount and timing of these payments are presently in negotiation and remain uncertain.

The Company’s President and Chief Executive Officer, Michael D. Lundin, was one of the former owners of Michigan Limestone. Mr. Lundin receives an 18.6% share of contingent payments, which totaled $391,000, $571,000 and $568,000 in 2003, 2002 and 2001, respectively. Mr. Lundin was not an executive officer of the Company prior to the Michigan Limestone acquisition.

Several of the Company’s subsidiaries have been and continue to be named as defendants in a large number of cases relating to the exposure of people to asbestos and silica, which have been stayed by the Chapter 11 filings. The plaintiffs in the cases generally seek compensatory and punitive damages of unspecified sums based

Financial Condition—(Continued)

upon the Jones Act, common law or statutory product liability claims. Some of these cases have been brought by plaintiffs against the Company (or its subsidiaries) and other marine services companies or product manufacturer co-defendants. Considering the Company’s past and present operations relating to the use of asbestos and silica, it is possible that additional claims may be made against the Company and its subsidiaries based upon similar or different legal theories seeking similar or different types of damages and relief. The suits filed pursuant to the Jones Act are filed in Federal Court and have been assigned to the Multidistrict Litigation Panel (MDL); there are approximately 700 claims, all of which are currently dormant and have been so for many years.

The Company believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance policies and an insurance trust from multiple sources. In the third quarter of 2003, the Company agreed with one of its several insurers to fund a settlement insurance trust (the Trust) to cover a significant portion of settlement and defense costs arising out of asbestos litigation. The Company has access to Trust funds to cover asbestos settlements and defense costs and does not anticipate that it will have the need to cover such costs from its own funds. Accordingly, the $2,408,000 (or $0.29 per share, assuming dilution) reserve for asbestos claims related to insolvent insurers recorded at the end of 2002 has been reversed, as has an $845,000 (or $0.10 per share, assuming dilution) increase to this reserve provided during the first half of 2003. Additionally, the agreement provides that the Company may use up to $4,000,000 ($1,681,000 used in 2003) of the Trust’s assets to cover the cost of any other related or unrelated insurable or insurance related expense. At December 31, 2003, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims of approximately 75,000 claimants.

With respect to silica claims, the Company at December 31, 2003 was co-defendant in cases involving approximately 20,000 claimants. The Company has been and will continue to be responsible for funding a small percentage of all settlements and defense costs. Management believes that its share of settlements on an annual basis is not significant, although the Company continues to maintain a reserve on its balance sheet to address this contingency.

The exposure of persons to silica and the accompanying health risks have been and continue to be significant issues confronting the industrial minerals industry in general, and specifically our Performance Minerals segment. Proposed changes to standards for exposure to silica are under review by the United States Occupational Safety and Health Administration. This review could result in more stringent worker safety standards or, in the alternative, requirements for additional action on the part of silica users regarding lower permissible exposure limits for silica. More stringent worker safety standards or additional action requirements, including the costs associated with these revised standards or additional action requirements, and actual or perceived concerns regarding the threat of liability, or health risks, including silicosis, associated with silica use, may affect the buying decisions of the users of our silica products. If worker safety standards are made more stringent, if the Company is required to take additional action regarding lower permissible exposure limits for silica, or if the Company’s customers decide to reduce their use of silica products based on actual or perceived health risks or liability concerns, the Company’s operating results, liquidity and capital resources could be materially adversely affected. The extent of any material adverse effect would depend on the nature and extent of the changes to the exposure standards, the cost of meeting and our ability to meet more stringent standards, the extent of any reduction in our customer’s use of our silica products and other factors that cannot be estimated at this time.

During the fourth quarter of 2003, the Company settled a series of multi-party law suits and an arbitration relating to its prior involvement in Eveleth Mines. The parties included the current mine operator and its shareholders, an insurance carrier and one of the Company’s subsidiaries. The nature of the allegations against the Company included claims relating to the liability for retrospective premiums and duty to reimburse others for legal expenses incurred in defending settled litigation. Under the settlement, the Company has agreed to pay $3,650,000 to the insurance carrier, with an initial payment of $1,000,000 made in December 2003 and the remainder payable in monthly installments through March 2006. Accordingly, the Company has recorded a

Financial Condition—(Continued)

liability of $2,462,000 on the Consolidated Balance Sheet at December 31, 2003, representing the present value of the required future payments. The Company maintains recourse against the current operator, Eveleth Mines LLC (d.b.a. EVTAC Mining), for its share of the total settlement with the insurance carrier. However, since EVTAC Mining filed for protection under Chapter 11 of the U.S. Bankruptcy Code in May 2003, the Company has fully reserved for the $2,239,000 due from EVTAC Mining.

Litigation is inherently unpredictable and subject to many uncertainties. Adverse court rulings, determinations of liability or retroactive or prospective changes in the law could affect claims made against the Company and encourage or increase the number and nature of future claims and proceedings. Together, with reserves recorded and available insurance, pending litigation is not expected to have a material adverse effect on the Company’s operations, liquidity or financial condition.

Off-Balance Sheet Arrangements

The Company has stand-by letters of credit totaling $9,270,000 at December 31, 2003, with no balance outstanding as of December 31, 2003.

Contractual Obligations (2)

In Thousands	Payments due by period
Contractual Obligations	Total	2004	2005- 2006	2007- 2008	2009 and beyond
Long-term Debt	$421,840	$420,350	$1,057	$433
Operating Leases	39,413	7,816	12,388	6,678	$12,531
Purchase Obligations	3,807	3,534	273
Other Long-term Liabilities (1)	6,600	2,851	1,848	370	1,531
Total	$471,660	$434,551	$15,566	$7,481	$14,062

(1)	Includes an insurance settlement, a derivative contract and other supplemental benefits.
(2)	Management has not estimated future payments for pension, postretirement benefit obligations and the Coal Act because that funding is subject to changing legislation and significant Company assumptions. In 2004 we expect to contribute $4,500,000 for pensions, $2,900,000 for postretirement benefit obligations and $700,000 for the Coal Act.

Acquisitions and Dispositions

On October 27, 2003, as part of its ongoing business restructuring, the Company sold the Lawn and Garden business unit of its Global Stone operating segment to Oldcastle Retail, Inc. (Oldcastle). The sales price was $10,000,000 of value subject to working capital adjustments. Based upon those working capital adjustments, the Company received $6,871,000 in cash at closing. The net book value of the Lawn and Garden business unit at the closing date, including an allocation of the Global Stone segment’s goodwill of $3,316,000, was $10,057,000. The Company recognized a loss on sale of assets of $3,692,000 during the fourth quarter of 2003.

In conjunction with the sale of the Lawn and Garden business unit, the Company entered into a long-term supply agreement with Oldcastle dated October 27, 2003, pursuant to which the Company will provide certain raw materials at market price to Oldcastle for an initial term of ten years beginning on the closing date of the agreement, with a renewal option for an additional ten-year period.

The Company and Oldcastle also entered into a lease and operation of equipment agreement dated October 27, 2003, whereby certain areas of the Company’s York, Pennsylvania, operations previously dedicated to Lawn and Garden operations are being leased at market rates to Oldcastle through December 31, 2005.

Financial Condition—(Continued)

In early January 2003, the Company acquired all of the outstanding common shares and other ownership interests in a group of companies together known as Erie Sand and Gravel Company (Erie Sand and Gravel) for $6,831,000 in cash and $4,069,000 in assumed debt, which was refinanced at closing. The acquisition included fixed assets of $5,446,000 and goodwill of $4,149,000. Erie Sand and Gravel operates a dock, a bulk products terminal, a Great Lakes self-unloading vessel, a sand dredging and processing operation, a ready-mix concrete mixing facility and a trucking company that distribute construction sand and aggregates in the northwest Pennsylvania/western New York region. The net assets and results of operations of Erie Sand and Gravel are included within the Company’s Great Lakes Minerals segment.

The Erie Sand and Gravel acquisition was accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair values at the date of acquisition. Since the acquisition took place at the beginning of 2003, pro forma effects were not material to reported net loss and net loss per share, basic and assuming dilution.

In addition to the sale of the Lawn and Garden business unit in 2003, the Company received proceeds of $387,000 and recorded pretax gains of $6,000 from miscellaneous asset sales. In 2002, the Company received proceeds of $2,304,000 from the sale of non-strategic mineral processing operations in the Performance Minerals segment and other miscellaneous asset sales. In connection with the sale of non-strategic mineral processing operations, $959,000 (or $0.12 per share net loss, assuming dilution) of proceeds received in excess of the net book value of the underlying assets was recorded within the provision for restructuring, asset impairments and early retirement programs on the Consolidated Statement of Operations. Additionally, the Company recorded pretax gains of $55,000 in 2002 related to other miscellaneous asset sales. In 2001 the Company received proceeds of $326,000 and recorded pretax gains of $64,000 from miscellaneous asset sales.

Subsequent Events

In separate transactions during January 2004, the Company sold two assets of its Erie Sand and Gravel operations (the Redi-Mix business unit and the vessel M/V Richard Reiss) to E.E. Austin & Son, Inc. and Grand River Navigation Company, Inc., respectively. The Redi-Mix business unit was comprised of Serv-All Concrete, Inc. and S&J Trucking, Inc. These assets were not considered integral to the long-term strategic direction of the Company. Proceeds from the sales were $1,225,000 for Redi-Mix and $1,800,000 for the vessel. No gain or loss on sale was recognized by the Company.

In conjunction with the sale of the Redi-Mix business unit, the Company entered into a long-term supply agreement with E.E. Austin & Son, Inc. dated January 21, 2004, pursuant to which the Company will provide certain aggregates at market price to E.E. Austin & Son, Inc. for an initial term of fifteen years beginning on the closing date of the agreement. Additionally, the Company and E.E. Austin & Son, Inc. entered into a sublease agreement dated January 21, 2004, whereby E.E. Austin & Son, Inc. is subleasing property from the Company previously dedicated to the operation of the Redi-Mix business unit. The initial term of the sublease agreement commenced in January 2004 and extends to December 31, 2019. The agreement is renewable in five-year increments thereafter, upon agreement by both parties.

Results of Operations

See discussion above regarding the Company’s bankruptcy filing on February 23, 2004.

The Company’s net sales and operating revenues were $404,229,000, $400,572,000 and $404,211,000 in 2003, 2002 and 2001, respectively. Operating loss in 2003 was $6,647,000 compared with operating income of $34,625,000 in 2002 and $15,208,000 in 2001. The 2003 operating loss includes a $13,114,000 pretax asset impairment charge (or $1.57 per share, assuming dilution) to reduce the net book value of the Performance Minerals segment’s Specialty Minerals operation to its estimated fair value. The Company reported a net loss in 2003 of $33,192,000 (or $6.48 per share, assuming dilution) compared to a net loss of $6,608,000 (or $1.32 per share, assuming dilution) in 2002 and $18,815,000 (or $3.76 per share, assuming dilution) in 2001. In addition to the impairment charge discussed above, 2003 net loss includes an after-tax charge of $1,391,000 (or $0.27 per share, assuming dilution) for the cumulative effect of accounting change for asset retirement obligations under SFAS No. 143, “Accounting for Asset Retirement Obligations,” which the Company adopted at January 1, 2003.

The $3,657,000 (1%) increase in net sales and operating revenues in 2003 compared with 2002 was primarily attributed to (1) an increase in demand for aggregate and limestone and an increase in pricing for lime in the Company’s Global Stone segment; (2) the acquisition of Erie Sand and Gravel in January 2003; (3) increased demand for frac sand from oil and gas service companies from the Company’s Performance Minerals segment; and (4) the addition of two significant building materials customers at the Performance Minerals segment’s Orange County, California operating location.

These increases to net sales and operating revenues were partially offset by decreased volume demand in the Company’s Great Lakes Minerals segment, resulting in decreased limestone shipments from the segment’s quarries and decreased shipments of limestone and iron ore on the segment’s fleet of vessels. Additionally, volume demand for muscovite mica in the Performance Minerals showed continued softness in 2003 and the Company sold the Lawn and Garden business unit of its Global Stone segment in the fourth quarter of 2003.

2003 net sales and operating revenues were flat in comparison to 2001. 2003 benefited from increased volume demand for aggregates and limestone of the Global Stone segment and the Erie Sand and Gravel acquisition, however, these benefits were offset by decreased volume demand in the Great Lakes Minerals segment and decreased volume demand for industrial and recreational sand and muscovite mica from the Performance Minerals segment as compared to 2001. Additionally, the Company sold the Lawn and Garden business unit of the Global Stone segment in the fourth quarter of 2003 and closed three non-strategic operating locations in early 2002 as part of the fourth quarter 2001 restructuring. Though frac sand sales from the Performance Minerals segment are lower for the full year in 2003 as compared to 2001, the Company did experience a rebound in the frac market during the second half of 2003.

Although the Company continues to benefit from its restructuring activities of 2001, its ongoing cost reduction measures and the pooling agreement with American Steamship Company, operating income decreased $41,272,000 between 2002 and 2003 primarily for the following reasons: (1) a pretax asset impairment charge to reduce the net book value of the Performance Minerals segment’s Specialty Minerals operation to its estimated fair value; (2) decreased revenues and the effect of lower volumes on gross margins of the Great Lakes Minerals segment’s limestone quarries and vessels; (3) planned decreases in production volumes to reduce inventory levels primarily in the Global Stone and Performance Minerals operating segments; (4) increased general, administrative and selling expenses (see discussion below); (5) an increase in depreciation, depletion, amortization and accretion expense primarily as a result of adopting SFAS No. 143, depreciation of recent capital expenditures, the acquisition of Erie Sand and Gravel and increased capitalized stripping amortization at the Global Stone segment’s Luttrell, Tennessee, operating location; (6) an increase in the cost of providing health benefits to active employees; (7) higher energy prices; (8) lower water levels on the Great Lakes; and (9) the effects of poor weather conditions in early 2003, including flooding at the Global Stone segment’s operating locations in Luttrell, Tennessee, and around Buchanan, Virginia, and increased energy usage as a result of severe cold in the Great Lakes and Mid-Atlantic regions.

Results of Operations—(Conditions)

Operating income decreased $21,855,000 between 2001 and 2003 primarily due to many of the same factors/trends discussed above, including decreased revenues and the effect of lower volumes on gross margins of the Great Lakes Minerals segment’s limestone quarries and vessels, planned decreases in production volumes to reduce inventory levels, increased general, administrative and selling expenses, an increase in depreciation, depletion, amortization and accretion, an increase in the cost of providing health benefits to active employees, higher energy prices, and the effects of poor weather conditions in early 2003. These decreases to operating income between 2001 and 2003 were partially offset by a decrease in the provision for restructuring, asset impairments and early retirement programs and the cessation of goodwill amortization ($2,931,000 in 2001) at January 1, 2002 under SFAS No. 142, “Goodwill and Other Intangible Assets.”

Additionally, interest expense increased between all three years and net loss for 2003 includes a $3,692,000 pretax loss on sale of the Global Stone segment’s Lawn and Garden business unit (partially offset by a decrease in other expense—see discussion below). Furthermore, net loss for 2003 includes an after-tax charge of $1,391,000 (or $0.27 per share, assuming dilution) for the cumulative effect of accounting change for asset retirement obligations under SFAS No. 143. Interest costs have continued to rise as a result of the financial condition of the Company, which has contributed to an increase in both the weighted-average cost of debt and outstanding debt balances (see discussion below).

The Company operates its businesses as three reporting segments focused on its key markets served. The segments align operations that share business strategies and that are related by geography and product mix and reflect the way management evaluates the operating performance of its business. The operations are reported as: Great Lakes Minerals, which is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company’s Michigan Limestone, Marine Services and Erie Sand and Gravel operations; Global Stone, whose lime, limestone fillers, chemical limestone and construction aggregate businesses operate primarily in the Southeast and Mid-Atlantic regions; and Performance Minerals, which mines and processes specialized industrial minerals, primarily high-purity silica sands and muscovite mica. The operating results of the Company’s business segments for 2003, 2002 and 2001 are discussed below.

Great Lakes Minerals

Net sales and operating revenues of the Great Lakes Minerals segment were $147,291,000 in 2003 compared to $156,920,000 in 2002 and $152,106,000 in 2001. For comparison purposes, excluding Erie Sand and Gravel, which was acquired in January 2003, net sales decreased approximately 12% and 9% in 2003 compared to 2002 and 2001, respectively. These decreases were primarily due to decreased volume demand in the Great Lakes region, which resulted in decreased limestone shipments from the segment’s quarries and decreased iron ore and limestone shipments on the segment’s fleet of vessels. Demand was down with the majority of the Company’s customers, plus demand with some significant customers of the segment was significantly reduced during 2003. Several vessels were laid-up during the year in light of the reduction in economic activity around the Great Lakes region. In 2002 the segment began selling a higher percentage of its products at a delivered price, including freight, which partially offset the effects of reduced demand on 2003 and 2002 net sales and operating revenues.

Cost of goods sold and operating expenses totaled $116,992,000, $113,636,000 and $113,230,000 in 2003, 2002 and 2001, respectively. As a percentage of net sales and operating revenues, cost of goods sold and operating expenses were 79% in 2003 compared with 72% in 2002 and 74% in 2001. The 7% and 5% increase in cost of goods sold and operating expenses as a percentage of net sales and operating revenues in 2003 compared to both 2002 and 2001, respectively, was primarily due to the effect of lower volumes on gross margins of the segment’s limestone quarries and vessels, an increase in the cost of providing health benefits to active employees, lower water levels, and the addition of Erie Sand and Gravel, which is a lower gross margin business than the segment’s quarries and vessels. These increases were partially offset by benefits derived from the pooling arrangement with American Steamship.

Results of Operations—(Conditions)

The segment’s operating income for 2003 was $4,990,000 compared with $18,858,000 in 2002 and $15,421,000 in 2001. The 74% and 68% decrease in 2003 operating income as compared to both 2002 and 2001, respectively, was primarily the result of the decrease in net sales and operating revenues and the increase in cost of goods sold and operating expenses as a percentage of net sales and operating revenues discussed above. Additionally, the cost of providing retirement benefits and bad debt expense both increased. Bad debt expense increased $2,006,000 between 2003 and 2002 and $1,721,000 between 2003 and 2001, primarily to reflect the increased risk of doubtful collection regarding two steel-related customers who filed for Chapter 11 bankruptcy protection during 2003 and one limestone customer experiencing financial difficulties. Operating income in 2003 benefited from decreased expense for management bonuses in light of the financial condition of the Company.

Global Stone

Net sales for the Global Stone segment were $173,272,000, $161,220,000 and $155,229,000 in 2003, 2002 and 2001, respectively. The 7% increase in net sales between 2003 and 2002 was primarily the result of continued strong volume demand across all major product lines of the segment, especially from the aggregates market in northern Virginia, and the effective implementation of price increases with the segment’s lime and carpet manufacturing customers in the first half of 2003. These increases to net sales were partially offset by the effects of the sale of the segment’s Lawn and Garden business in the fourth quarter of 2003. The 12% increase in net sales between 2003 and 2001 was primarily due to stronger volume demand for aggregates and limestone in northern Virginia, the addition of new customers in the roofing and glass fillers industries being serviced by the segment’s James River and Global Stone Portage facilities, increased volume demand for flue gas desulphurization products, and increased pricing for lime products, partially offset by the sale of the segments Lawn & Garden business in October.

Cost of goods sold for the segment totaled $137,466,000 in 2003 compared to $122,550,000 in 2002 and $118,870,000 in 2001. As a percentage of net sales, cost of goods sold was 79%, 76% and 77% in 2003, 2002 and 2001, respectively. The 3% increase in the percentage of cost of goods sold to net sales between 2003 and 2002 was primarily due to the effects of lower production volumes to reduce inventory levels, especially for lawn and garden products, the effects of poor weather conditions in early 2003, including flooding at the segment’s operating locations in Luttrell, Tennessee, and around Buchanan, Virginia, production inefficiencies and down-time related to equipment re-builds/upgrades at certain locations, additional mining costs at the segment’s York, Pennsylvania operating location because of a change in a major customer’s product specifications. The 2% increase between 2003 and 2001 was attributed to many of these same factors, partially offset by the effects of planned cost reductions and productivity enhancements at the plant level implemented in 2002 and 2003.

Operating income for the segment was $12,424,000 in 2003 compared to $15,284,000 in 2002 and $11,232,000 in 2001. The 18% decrease in operating income between 2003 and 2002, despite a 7% increase in net sales, was mainly attributed to the increase in the percentage of cost of goods sold to net sales discussed above. Additionally, depreciation, depletion, amortization and accretion expense increased between 2003 and 2002 primarily due to an increase in capitalized stripping amortization at the segment’s Luttrell, Tennessee operating location and depreciation of recent capital expenditures. Operating income in 2003 benefited from decreased expense for management bonuses in light of the financial condition of the Company. The 11% increase in operating income between 2003 and 2001 was primarily the result of the increase in net sales discussed above, the cessation of goodwill amortization at January 1, 2002 in accordance with SFAS No. 142 ($1,799,000 in 2001), decreased expense for management bonuses, and cost savings derived from the closure of the segment’s administrative office as part of the Company’s fourth quarter 2001 restructuring, partially offset by an increase in cost of goods sold as a percentage of net sales and an increased depreciation, depletion, amortization and accretion expense.

Results of Operations—(Conditions)

Performance Minerals

Net sales of the Performance Minerals segment were $87,662,000, $85,920,000 and $99,389,000 in 2003, 2002 and 2001, respectively. The 2% increase in net sales between 2003 and 2002 was primarily attributed to increased demand for frac sand from oil and gas service companies, the addition of two significant building materials customers at the segment’s Orange County, California, operating location, and the addition of a new product (colored sand) during 2003, partially offset by continued softness in demand for muscovite mica and the closure of three non-strategic operating locations as part of the Company’s fourth quarter 2001 restructuring. These three operations contributed $553,000 in net sales during 2002, but contributed no sales in 2003. Net sales in 2003 decreased 12% as compared to 2001 primarily because of a reduction in volume demand for recreational and industrial sands, the closure of three operating locations as part of the 2001 restructuring, and the continued softness in demand for the segment’s muscovite mica products. The three closed locations contributed $3,961,000 to 2001 net sales.

Cost of goods sold for the segment totaled $64,754,000 in 2003 compared to $61,968,000 in 2002 and $71,061,000 in 2001. As a percentage of net sales, cost of goods sold was 74%, 72% and 71% in 2003, 2002 and 2001, respectively. The 2% increase in the percentage of cost of goods sold to net sales between 2003 and 2002 was primarily due to increased energy costs, reductions in production volumes to reduce inventory levels, especially for muscovite mica products, an increase in workers compensation related expenses at certain operating locations of the segment, partially offset by the effects of continued cost control measures. The 3% increase in cost of goods sold as a percentage of net sales for 2003 compared to 2001 was primarily due to fixed production costs being spread over fewer sales, higher energy costs, reductions in production volumes to reduce inventory levels, and an increase in the cost of providing health benefits to active employees. These increases were partially offset by the closure of three lower-margin facilities as part of the Company’s fourth quarter 2001 restructuring and cost control measures implemented by the segment.

Operating loss in 2003 was $2,903,000 compared to operating income of $11,481,000 in 2002 and $13,245,000 in 2001. The operating loss in 2003 includes a non-cash, pretax impairment charge of $13,114,000 (or $1.57 per share, assuming dilution) to reduce the net book value of the segment’s Specialty Minerals operation to its estimated fair value. For comparison purposes, excluding the impairment charge, operating income in 2003 decreased 11% compared to 2002. This decrease was primarily due to the increase in the percentage of cost of goods sold to net sales discussed above and a $1,350,000 increase in depreciation and accretion expense as the result of adopting SFAS No. 143 at January 1, 2003, partially offset by the increase in net sales. For comparison purposes, excluding the impairment charge, operating income decreased 23% between 2003 and 2001 primarily because of the decrease in net sales, increase in the percentage of cost of goods sold to net sales, and additional depreciation and depletion related to the adoption of SFAS No. 143 in 2003.

These decreases to operating income between 2003 and 2001 were partially offset by the cessation of goodwill amortization at January 1, 2002 in accordance with SFAS No. 142 ($1,132,000 in 2001) and cost savings from the closure of the segment’s administrative office in Phoenix, Arizona, as part of the Company’s fourth quarter 2001 restructuring.

Depreciation, Depletion, Amortization and Accretion

The 12% increase in depreciation, depletion, amortization and accretion expense between 2003 and 2002 was primarily the result of adopting SFAS No. 143 at January 1, 2003, depreciation of recent capital expenditures, the acquisition of Erie Sand and Gravel in January 2003 and increased amortization of capitalized stripping costs at the Global Stone segment’s Luttrell, Tennessee, operating location. These same factors contributed to the 6% increase between 2003 and 2001; however, their effects were partially offset by the cessation of goodwill amortization at January 1, 2002 under SFAS No. 142. Goodwill amortization in 2001 was $2,931,000.

Results of Operations—(Conditions)

General, Administrative and Selling Expenses

General, administrative and selling expenses, including the provision for doubtful accounts, as a percentage of net sales and operating revenues were 11% in 2003 and 9% in both 2002 and 2001. Although the Company continues to benefit at the operating level from the closure of two subsidiary offices during its 2001 restructuring, general, administrative and selling expenses as a percentage of net sales and operating revenues increased 2% in 2003 as compared to 2002 and 2001 primarily due to legal and consulting fees related to the Company’s ongoing financial and operational restructuring, including the 2003 amendments to the Company’s senior debt agreements, an increase in the cost to provide retirement benefits, an increase to the Company’s provision for doubtful accounts primarily to reflect the increased risk of doubtful collection regarding three customers of the Great Lakes Minerals segment who filed for Chapter 11 bankruptcy protection during the third quarter of 2003, and the acquisition of Erie Sand and Gravel in January 2003. These increases to selling, general and administrative expenses in 2003 were partially offset by decreased expense for management bonuses in light of the financial condition of the Company.

Restructuring, Asset Impairments and Voluntary Early Retirement

The following summarizes the provision for restructuring, asset impairments and early retirement programs and the remaining reserve balance at December 31, 2003 (in thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total
2001 charge	$7,261	$6,434	$2,373	$16,068
Amounts utilized	(4,288)	(6,434)		(10,722)
Actual expenditures	(410)		(93)	(503)

Remaining reserve at December 31, 2001	$2,563	$-0-	$2,280	$4,843

2002 charge		1,154		1,154
Amounts utilized		(1,154)		(1,154)
Actual expenditures	(1,500)		(1,077)	(2,577)
Provisions and adjustments to prior Reserves, net	(298)		66	(232)

Remaining reserve at December 31, 2002	$765	$-0-	$1,269	$2,034

2003 charge		13,272		13,272
Amounts utilized		(13,272)		(13,272)
Actual expenditures	(759)		(428)	(1,187)
Provisions and adjustments to prior Reserves, net	36		(87)	(51)

Remaining reserve at December 31, 2003	$42	$-0-	$754	$796

During the second quarter of 2003, the Company recorded a $13,114,000 pretax asset impairment charge (or $1.57 per share, assuming dilution) to reduce the net book value of the Performance Minerals segment’s Specialty Minerals operation to its estimated fair value, as determined by management based on a third-party appraisal. The charge reduced the carrying value of the operation’s land, depreciable fixed assets and mineral reserves by $2,610,000, $2,334,000 and $8,170,000, respectively. Fair values were estimated using a discounted cash flow valuation technique incorporating a discount rate commensurate with the risks involved for each group of assets. The remaining 2003 impairment charges of $158,000 were recorded in the fourth quarter to reduce the carrying value of certain idled equipment of the Global Stone segment.

During the fourth quarter of 2002, the Company recorded a $1,154,000 pretax asset impairment charge (or $0.14 per share, assuming dilution) to reduce the carrying value of certain idled fixed assets of the Performance Minerals and Global Stone segments to their estimated fair values based on expected future cash flows

Results of Operations—(Conditions)

(essentially zero). The impaired assets primarily represent machinery, equipment and land improvements that are currently idle and whose future operation is not integral to the long-term strategic direction of the Company.

During 2002, the Company sold non-strategic mineral processing operations closed in conjunction with the 2001 restructuring with the excess of cash proceeds over carrying value of $959,000 (or $0.12 per share net loss, assuming dilution) being included in the provision for restructuring, asset impairments and early retirement programs in the Consolidated Statement of Operations.

During the fourth quarter of 2001, the Company recorded a $11,945,000 pretax charge (or $1.46 per share net loss, assuming dilution) related to the closure of both headquarter administrative offices for the Performance Minerals and Global Stone segments, the closure of three non-strategic mineral processing operations in the Performance Minerals segment, the write down of certain non-strategic mineral reserve assets, and an implementation of an additional voluntary early retirement program. The Company recorded a $4,123,000 pretax charge (or $0.51 per share net loss, assuming dilution) in the first quarter of 2001 related to a voluntary early retirement program and the restructuring of its Performance Minerals’ Ohio-based operations.

Other

Interest expense increased 24% and 34% in 2003 as compared to 2002 and 2001, respectively. The primary factors contributing to this increase were a higher weighted-average cost of debt and higher levels of debt. The weighted-average cost of debt increased because of the higher fixed rate of interest associated with the Company’s Senior Secured Notes, which were executed in conjunction with the Company’s refinancing activities in the fourth quarter of 2002, and an increase in the margin over LIBOR paid the Company’s syndicated banking group (6.0%, 4.25% and 3.75% at December 31, 2003, 2002 and 2001, respectively). Interest expense on bank debt was $41,292,000, $30,253,000 and $32,490,000 in 2003, 2002 and 2001, respectively, including $4,094,000 in 2003 and $688,000 in 2002 for the non-cash, payment-in-kind on the Company’s Senior Secured Notes. Furthermore, the Company has not been able to take full advantage of decreasing interest rates on its variable rate debt, because the Company was required by its senior debt agreements to hedge at least 50% of its exposure to interest rate fluctuations. Interest expense on hedges was $7,446,000 in 2003 compared with $9,967,000 in 2002 and $5,176,000 in 2001. Amendments to the Company’s senior debt agreements in September 2003 no longer require the Company to hedge a portion of its interest rate risk. At December 31, 2003, the Company had one such interest rate swap remaining with a notional value of $50,000,000, which expires in June 2004. The Company does not plan on replacing this interest rate swap or entering into additional swap agreements. Amortization of fees associated with the Company’s bank amendments and refinancing activities increased to $4,894,000 in 2003 from $3,121,000 in 2002 and $1,992,000 in 2001. The remainder of interest expense in all three years was related to capital leases and notes payable.

On October 27, 2003, as part of its ongoing business restructuring, the Company sold the Lawn and Garden business unit of its Global Stone operating segment to Oldcastle Retail, Inc. (Oldcastle). The sales price was $10,000,000 of value subject to working capital adjustments. Based upon those working capital adjustments, the Company received $6,871,000 in cash at closing. The net book value of the Lawn and Garden business unit at the closing date, including an allocation of the Global Stone segment’s goodwill of $3,316,000, was $10,057,000. The Company recognized a loss on disposition of assets of $3,692,000 during the fourth quarter of 2003.

Other income, net was $2,032,000 in 2003 compared with other expense, net of $4,121,000 in 2002 and $6,768,000 in 2001. Other income in 2003 was mainly comprised of a non-cash gain of $2,408,000 (or $0.29 per share, assuming dilution) to reverse a product liability reserve recorded in 2002 and the use of a portion of the $4,000,000 in funds available from the insurance settlement trust to fund certain insurable or insurance related expenses, partially offset by non-cash charges totaling $2,239,000 (or $0.26 per share, assuming dilution) to reserve for EVTAC Mining. See discussions above for additional information related to these three matters. The primary reason for other expense in 2002 was the Company’s reserve of $2,408,000 for product liability claims,

Results of Operations—(Conditions)

which was reversed in 2003 because of the Trust settlement relating to product liability, as discussed in Item 3 Legal Proceedings. Other expense in 2001 included a reserve for an unsecured note receivable of $4,303,000 arising from the 1998 sale of a discontinued, steel-related business. The Company deemed this reserve necessary primarily because of the uncertain financial condition of the buyer and the buyer’s customer base, including Chapter 11 bankruptcy filings of several of the buyer’s major customers. The note was settled during the fourth quarter of 2002. Additionally, as a result of adopting SFAS No. 133, the Company recorded a charge of $3,096,000 in 2001, relating to the non-cash, mark-to-market valuation change of the Company’s interest rate swap agreements that did not qualify as hedging instruments at that time.

The Company utilizes certain tax preference deductions afforded by law to mining companies. Although the amount of these deductions is materially consistent from year to year, these permanent book/tax differences can cause significant fluctuations in the Company’s effective tax rate based upon the level of pre-tax book income or loss. Additionally, during the third quarter of 2003, the Company experienced a favorable conclusion to the audit of its 1999 federal income tax return. As a result, the income tax benefit for 2003 has been increased.

Cumulative Effect of Accounting Change

At January 1, 2003, the Company adopted SFAS No. 143, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. Over time, the liability is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, a company either settles the obligation for its recorded amount or recognizes a gain or loss.

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

The expected closure date of each location represents the estimated exhaustion date of remaining mineral reserves or, for leased locations, the lesser of the mineral reserve exhaustion date or lease termination date. Because the Company’s mineral reserves and lease agreements have expected lives many years into the future, an appropriate market risk premium could not be estimated or considered when escalating the estimated obligations.

The accretion of the asset retirement obligations and depreciation of the capitalized costs, which are included in depreciation, depletion, amortization and accretion on the Consolidated Statement of Operations, are being recognized over the estimated useful lives of the operating locations (i.e., to their expected closure dates). A movement of the Company’s asset retirement obligations during the year ended December 31, 2003 follows (in thousands):

2003
Asset retirement obligations upon adoption at January 1, 2003	$5,854
Accretion expense	481
Provisions and adjustments to prior reserves and Actual expenditures, net	444

Balance at December 31, 2003	$6,779

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On a continual basis, the Company evaluates its estimates, including those related to accounts receivable reserves, inventories, intangible assets, impairment and useful lives of long-lived assets, pensions and other postretirement benefits, restructuring and voluntary early retirement program reserves, asset retirement obligations, and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Contingencies

The Company is subject to proceedings, lawsuits and other claims related to environmental, labor, product liability and other matters. The Company is required to estimate the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. Determinations of the amounts or reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future because of new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

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

Restructuring and Impairment Charges

During 2001, the Company recognized two separate charges for restructuring and a voluntary early retirement program. Inherent in these charges were estimates related to the settlement of contractual obligations and estimates related to the incremental postretirement benefits awarded to retirees. Additionally, the Company recognized asset impairment charges during 2003, 2002 and 2001. The impairment of fixed assets included estimating fair value less cost to sell.

Critical Accounting Policies—(Continued)

Asset Retirement Obligations

Inherent in the Company’s estimate of asset retirement obligations under SFAS No. 143, which was initially adopted in the first quarter of 2003, are key assumptions, including inflation rate, discount rate, expected lives of the Company’s operating locations and third-party overhead and profit rates. The estimated obligations are particularly sensitive to the impact of changes in the expected lives and the difference between the inflation and discount rates. Changes in state and local regulations, the Company’s contractual obligations, available technology, overhead rates or profit rates would also have a significant impact on the recorded obligations.

Please review Note B to the consolidated financial statements for a more complete description of the Company’s significant accounting policies.

Cautionary Statement Regarding Forward-Looking Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements concerning certain trends and other forward-looking information within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) business and financial risks associated with the Company’s decision to file for protection under Chapter 11 of the U.S. Bankruptcy Code, (2) the Company’s ability to restructure its debt, and the ability of such activities to provide adequate liquidity to sufficiently improve the Company’s financial position; (3) the Company’s ability to complete its cost reduction initiatives; (4) weather conditions, particularly in the Great Lakes region, flooding, and/or water levels; (5) fluctuations in energy, fuel and oil prices; (6) fluctuations in integrated steel production in the Great Lakes region; (7) fluctuations in Great Lakes and Mid-Atlantic construction activity; (8) economic conditions in California or population growth rates in the Southwestern United States; (9) the outcome of periodic negotiations of labor agreements; (10) changes in the demand for the Company’s products due to changes in technology; (11) the loss, insolvency or bankruptcy of major customers, insurers or debtors; (12) changes in environmental laws; and (13) an increase in the number and cost of asbestos and silica product liability claims filed against the Company and its subsidiaries and determinations by a court or jury against the Company’s interest. While the Company is in Chapter 11 bankruptcy, investments in its securities will be highly speculative. Shares of the Company’s common stock have little or no value and will likely be cancelled.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this item is submitted in a separate section of this Annual Report on Form 10-K on page 23 under ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this Annual Report on Form 10-K on pages F-1 through F-33.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

In connection with management’s evaluation, no changes during the Company’s fourth quarter ended December 31, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Registrant

The Executive Officers of the Company as of February 21, 2004 were as follows:

Name	Age	Position
Michael D. Lundin	44	President and Chief Executive Officer
Julie A. Boland	37	Vice President, Chief Financial Officer and Treasurer
Sylvie A. Bon	46	Vice President, Administration and Chief Information Officer
Michael J. Minkel	52	Vice President, Marketing and Business Development
Rochelle F. Walk	43	Vice President, General Counsel and Secretary

Michael D. Lundin was elected President and Chief Executive Officer of the Company in December 2002, and has served as a Director since December 12, 2001. Additionally, Mr. Lundin has served on the Board of Directors of the United Shipping Alliance since 2002. Prior to serving as a Director of the Company, Mr. Lundin served as President and Chief Operating Officer, Oglebay Norton Company, from November 1, 2001, as Vice President, Michigan Operations and President, Michigan Limestone Operations, Inc., a limestone quarry operation, from April 2000 and was President and one of the owners of Michigan Limestone Operations Limited Partnership for more than five years and up until the partnership was acquired by the Company in 2000.

Julie A. Boland has served as Vice President, Chief Financial Officer and Treasurer since January 1, 2002. From 1999 until 2001, Ms. Boland was Vice President, Credit Risk Management & Advisory Group for Goldman Sachs International, a global investment banking, securities and investment management firm,; was Vice President, Fixed Income, Loan Capital Markets and served in other roles for J.P. Morgan & Co., an investment banking firm, from 1993 to 1999; and was employed as a Certified Public Accountant for Price Waterhouse, a public accounting firm, from 1988 to 1991.

Sylvie A. Bon has served as Vice President, Administration and Chief Information Officer since May 2003. Prior to that time, Ms. Bon served as Vice President, Chief Information Officer, Oglebay Norton Company, from May 1, 2002. Prior to joining the Company, Ms. Bon was employed by Avery Dennison, a global producer of office supply and self-adhesive products, where she served as Director, Information Systems, Fasson Roll Worldwide. Prior to that Ms. Bon served as Director Information Systems, Fasson Roll North America; Manager, Information Systems Avery Dennison Europe, Fasson Roll Division; and Manager Distribution and Logistics. Ms. Bon was employed by Avery Dennison for more than five years.

Michael J. Minkel was appointed Vice President, Marketing & Business Development in July 2003. Prior to that Mr. Minkel served as Vice President of Sales & Marketing, Oglebay Norton Company, from November 2002, and served Oglebay Norton Specialty Minerals, Inc. as Vice President of Sales & Marketing from 2000 until 2001 and as General Manager—Kings Mountain Operations from 2001 until 2002. Prior to joining the Company, Mr. Minkel served as President of Exploration Computer Services, an Australian software & mining-consulting firm and held various positions in the natural resource industry since 1974, including positions in coal exploration geology and mine planning, oil & gas software sales & consulting, and energy industry-related strategic information sales & consulting.

Rochelle F. Walk was elected Vice President of the Company in August 1999 and serves as General Counsel and Secretary of the Company, positions she has held since June 1998. Prior to joining the Company, she was Corporate Counsel, a Business Unit Director and Marketing Director of the Sherwin Williams Company, a global producer of paints and coatings, from 1990 to 1998 and was an attorney with the law firm Ulmer & Berne from 1986 to 1990.

Except as noted above, all executive officers of the Company have served in the capacities indicated, respectively, during the past five years. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office.

On July 18, 2003, the Company entered into a Separation Agreement and Release with Ronald J. Compiseno, former Vice President, Human Resources and officer of the Company.

Oglebay Norton’s Board of Directors currently has eight members. The biographies of each of the Directors are included below:

Name	Age	Principal Occupation, Business Experience and Other Directorships	Director Since
Malvin E. Bank	73	General Counsel, The Cleveland Foundation, a philanthropic foundation. Previously, Chairman, Metropolitan Bank & Trust Company, a stock savings association, and Metropolitan Financial Corp., a savings and loan holding company, from 1998 to May 2003; and a Partner with Thompson Hine LLP for more than five years.	1977

William G. Bares	62	Chairman of the Board and Chief Executive Officer, since April 1996, President from January 1996 to January 2003, Chief Executive Officer, from January 1996 to April 1996, and President and Chief Operating Officer from 1987 to 1995, of The Lubrizol Corporation, Cleveland, Ohio, a high performance fluid technologies company. Mr. Bares also serves on the Boards of Directors of Applied Industrial Technologies, Inc. and KeyCorp.	1982

James T. Bartlett	67	Advising Director, Primus Venture Partners, Inc., Cleveland, Ohio; and fund manager for Primus Capital Fund and Primus Capital Funds II, III, IV and V, venture capital limited partnerships, for more than five years. Mr. Bartlett is a director of Keithley Instruments, Inc. and Lamson & Sessions, is President of the Board of Trustees of the Cleveland Museum of Art and is a trustee of Berea College.	1996

Albert C. Bersticker	70	Non-executive Chairman of the Board of Oglebay Norton since May 1, 2003. Retired since May 1, 1999; and Chairman of the Board, from January 1, 1999 until May 1, 1999, Chairman and Chief Executive Officer, from January 1, 1996 to December 31, 1998, and President and Chief Executive Officer, from May 1991 to December 1995, of Ferro Corporation, a producer of specialty coatings, plastics, electronic materials, chemicals and ceramics. Mr. Bersticker also serves on the Board of Directors of Brush Engineered Materials Inc., and is Treasurer and on the Board of Trustees of St. John’s Medical Center in Jackson, Wyoming.	1992

Madeleine W. Ludlow	49	Chairman, since January 2004, President and Chief Executive Officer, from April 2001 to January 2004, President, from January 2001 to April 2001, and Senior Vice President and Chief Financial Officer, from July 2000 to January 2001, of Cadence Network, Inc., a privately held cost management company; Vice President and Chief Financial Officer, from February 1999 to July 2000, of Cinergy Corporation, an electric and gas utility company; President, Energy Commodities Business Unit, from April 1998 to February 1999, and Vice President and Chief Financial Officer, from April 1997 to April 1998, of Cinergy Corporation. Ms. Ludlow was also Vice President of the Public Service Enterprise Group, a public utility company, from 1992 to 1997.	1999

Michael D. Lundin	44	Mr. Lundin is also an officer of the Company. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K in this Part III, Item 10 ..	2001

Name	Age	Principal Occupation, Business Experience and Other Directorships	Director Since
John P. O’Brien	62	Managing Director, since April 1990, Inglewood Associates, Inc., a private investment and consulting firm specializing in turnarounds of financially under-performing companies, litigation support, and valuation services; Chairman of the Board, since March 1993, Allied Construction Products, LLC, a manufacturer and distributor of hydraulic and pneumatic demolition, compaction, and horizontal boring tools and trench shoring devices; and Chairman and CEO, from October 1995 to June 1999, Jeffrey Mining Products, LP, a manufacturer and distributor of underground mining products. Mr. O’Brien also serves on the Board of Directors of Century Aluminum Company.	2003

William G. Pryor	64	Retired President, as of August 2002; Van Dorn Demag Corporation, a manufacturer of plastic injection molding equipment; and President and Chief Executive Officer of Van Dorn Corporation (predecessor to Van Dorn Demag Corporation), from January 1, 1992 to April 20, 1993. Mr. Pryor also serves on the Board of Directors of Oxis International, Inc. and Brush Engineered Materials, Inc.	1997

The Company’s Board of Directors has determined that Directors James T. Bartlett, Madeleine W. Ludlow, John P. O’Brien, and William G. Pryor, qualify as the Company’s “audit committee financial experts,” within the meaning of applicable Securities and Exchange Commission regulations, serving on the Company’s Audit Committee due to their experience and professional education, including their business experience listed in the above table. All members of the Company’s Audit Committee are independent under applicable Nasdaq independence standards and Rule 10A-3 under the Securities Exchange Act of 1934.

On February 23, 2004, the Company and all of its wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. See Part I, Item 1, section A. (1) for further discussion.

Based on its records and information, Oglebay Norton believes that all Securities and Exchange Commission filing requirements applicable to its Directors and executive officers under Section 16(a) of the Securities Exchange Act of 1934 were met for 2003.

The Company maintains an Ethical & Legal Code of Conduct that covers all employees, including its principal executive officer, principal financial officer, and principal accounting officer, or person(s) performing similar functions. The Company’s Ethical & Legal Code of Conduct is filed with this Annual Report on Form 10-K as Exhibit 14.

ITEM 11.	EXECUTIVE COMPENSATION

During 2003, none of the executive officers or Directors of Oglebay Norton was a member of the Board of Directors or compensation committee of any other company where the relationship would be construed to constitute a committee interlock within the meaning of the rules of the Securities and Exchange Commission.

Except for the Chairman of the Board, Directors who are not employees of the Company receive a fee of $12,000 per year and $900 for each Board and committee meeting attended, including meetings of non-standing subcommittees, except for committee chairs who receive $1,200 for each committee meeting they chair. The Chairman of the Board receives annual compensation of $100,000. Except for the Chairman of the Board, Directors who are not employees of the Company also receive an annual award of 800 common shares of the Company under the Oglebay Norton Company Director Stock Plan. Directors are reimbursed for expenses they incur in attending Board and committee meetings.

In 1998, the stockholders approved the Oglebay Norton Company Director Fee Deferral Plan. The Director Fee Deferral Plan, which was amended and restated effective January 1, 2002, permits non-employee Directors to defer all or part of the cash portion of their compensation into:

•	share units based upon the market price of the Company’s common shares at the date on which the cash computation otherwise would have been paid; or

•	an account as deferred cash which is credited with a market rate of interest.

Amounts deferred into share units receive a 25% matching credit by Oglebay Norton, including a 25% matching credit for deferred dividend equivalents, but amounts deferred as cash do not receive any matching credit.

Beginning in 2002, Directors are also able to defer part or all of their annual award of common shares under the Director Stock Plan on the same terms as provided in the Director Fee Deferral Plan.

Summary Compensation Table

The table below shows individual compensation information for the Company’s Chief Executive Officer and the Company’s four most highly compensated executive officers other than the Chief Executive Officer.

Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position (1)	Year	Salary ($)(2)	Bonus ($)(2)(3)	Other Annual Compensation ($)(4)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)(5)	All Other Compensation ($)(6)
Michael D. Lundin President and Chief Executive Officer	2003 2002 2001	425,000 310,577 195,070	21,250 — —	— — 31,155	— — —	32,000 30,000 8,000	— 167,633 —	14,300 10,027 10,027

Julie A. Boland Vice President, Chief Financial Officer and Treasurer	2003 2002 2001	225,000 225,000 —	11,250 70,000 —	— — —	— — —	16,000 22,000 —	— — —	3,505 2,865 —

Sylvie A. Bon Vice President, Administration and Chief Information Officer	2003 2002 2001	165,000 106,615 —	8,250 24,651 —	— — —	— — —	5,000 10,500 —	— — —	3,178 2,665 —

Michael J. Minkel Vice President, Marketing and Business Development	2003 2002 2001	165,616 139,654 120,700	8,000 — 7,388	— — —	— — —	5,000 5,000 1,500	— — —	2,473 5,981 4,667

Rochelle F. Walk Vice President, General Counsel and Secretary	2003 2002 2001	175,000 175,000 156,960	8,750 — —	— — —	— — —	7,000 5,000 3,750	— — —	2,221 8,809 9,589

(1)	Mr. Lundin was appointed President and Chief Executive Officer on December 4, 2002. Ms. Boland joined Oglebay Norton in January 2002. Ms. Bon joined Oglebay Norton in May 2002.
(2)

Includes amounts deferred in 2003 by the named executives under the Oglebay Norton Capital Accumulation Plan for salary earned in 2003 or bonus earned in 2002: Bon—$11,807; and Minkel—$6,715. Includes amounts deferred in 2002 by the named executives under the Oglebay Norton Capital

Accumulation Plan for salary earned in 2002 or bonus earned in 2001: Bon—$3,808; and Minkel—$20,320. Includes amounts deferred in 2001 by the named executives under the Oglebay Norton Capital Accumulation Plan for salary earned in 2001 or bonus earned in 2000: Walk—$42,724. The Oglebay Norton Capital Accumulation Plan was terminated, effective June 1, 2003. Includes amounts deferred in 2003, 2002 and 2001, respectively, by the named executives under the Oglebay Norton Incentive Savings and Stock Ownership Plan: Lundin—$12,000, $10,500 and $10,500; Boland—$10,750, $5,731 and $0; Bon—$12,000, $5,064 and $0; Minkel—$12,000, $11,000 and $10,500; and Walk—$11,821, $10,582 and $10,500.

(3)	Includes special bonuses approved by the Compensation, Organization and Governance Committee of the Board of Directors and awarded in 2003 to Mr. Lundin, Ms. Boland, Ms. Walk, Mr. Minkel and Ms. Bon for their contributions to the Company’s ongoing financial and operating restructuring.
(4)	For 2001, includes personal benefits exceeding 25% of the total personal benefits for Mr. Lundin of $28,147 for relocation.
(5)	The amount was paid in cash in 2003 for the payout earned for the period from 1999 to 2002 under the Oglebay Norton Company 1999 Long-Term Incentive Plan.
(6)	Includes contributions by Oglebay Norton during 2003, 2002 and 2001, respectively, for the named executives under Oglebay Norton’s Incentive Savings and Stock Ownership Plan: Lundin—$6,000, $5,250 and $5,250; Boland—$3,505, $2,865 and $0; Bon—$2,649, $2,532 and $0; Minkel—$2,418, $4,889 and $4,667; and Walk—$2,221, $5,366 and $4,200. Includes contributions by Oglebay Norton during 2003, 2002 and 2001, respectively, for the named executives under the Oglebay Norton Capital Accumulation Plan: Bon—$529, $133 and $0; Minkel—$55, $1,092 and $0; and Walk—$0, $0 and $1,946. Also, includes payments by Oglebay Norton for life insurance premiums for 2003, 2002 and 2001, respectively: Lundin—$8,300, $4,777 and $4,777; and Walk—$0, $3,443 and $3,443.

Stock Option Grants

The predecessor to the Compensation, Organization and Governance Committee approved the 2002 Stock Option Plan to enable the Company to attract and retain key members of management, provide incentives and reward performance, and ensure that the interests of key members of management are aligned with the shareholders’ interests. The 2002 Stock Option Plan was approved by the shareholders of Oglebay Norton at the 2002 Annual Meeting. The maximum number of common shares of Oglebay Norton subject to awards granted under the 2002 Stock Option Plan is 500,000 shares, with no more than 125,000 shares to be awarded in any single year. Stock option awards may be incentive stock options, which are stock options that meet the requirements for qualification under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options which are stock options that do not qualify as incentive stock options. The exercise price of a stock option will be at or above the closing price of the common shares of Oglebay Norton on the date of grant. Stock options will be exercisable for a period not to exceed ten years from the date of grant. The Compensation, Organization and Governance Committee will determine when the right to exercise stock options vests for each participant granted an award. The options have no value unless Oglebay Norton’s stock price appreciates and the recipient satisfies the applicable vesting requirements. In the event of a “change in control,” unless otherwise determined by the Compensation, Organization and Governance Committee, all stock options then outstanding will become fully exercisable as of the date of the change in control. All other terms, conditions and restrictions with respect to each award will be determined by the Compensation, Organization and Governance Committee.

The table below shows the stock options granted during 2003 to the executive officers listed in the Summary Compensation Table shown above and the potential realizable value of those grants (on a pre-tax basis) determined in accordance with Securities and Exchange Commission rules. The information in this table shows how much the named executive officers may eventually realize in future dollars under two hypothetical situations: if the stock gains 5% or 10% in value per year, compounded over the ten-year life of the options. These are assumed rates of appreciation and are not intended to forecast future appreciation of the Company’s common shares. Also included in this table is the increase in value to all common shareholders of Oglebay Norton using the same assumed rates of appreciation.

For perspective, in ten years, one share of Oglebay Norton’s common stock valued at $7.59 and $1.90 on January 22, 2003 and October 31, 2003 (the grant dates), respectively, would be worth $12.23 and $3.06, respectively, assuming the hypothetical 5% compound growth rate, or $19.69 and $4.93, respectively, assuming the hypothetical 10% compound growth rate.

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term (1)
Name	Number Of Securities Underlying Options/SARs Granted (#)(2)	% of Total Options/SARs Granted To Employees in 2003 (3)	Exercise or Base Price ($/sh.)	Expiration Date	5% ($)	10% ($)
M.D. Lundin	32,000	27%	$1.90	10/31/2013	$37,149	$96,915
J.A. Boland	16,000	13%	1.90	10/31/2013	18,574	48,458
S.A. Bon	5,000	4%	1.90	10/31/2013	5,805	15,143
M.J. Minkel	5,000	4%	1.90	10/31/2013	5,805	15,143
R.F. Walk	7,000	6%	1.90	10/31/2013	8,126	21,200

Increase in value to all common stockholders (4)					$6,311,595	$16,465,929

(1)	Calculated over a ten year period representing the life of the options.
(2)	The options vest 25% each year commencing on the first anniversary of the grant date. The options also vest if the employee retires and is otherwise entitled to a normal, early or shutdown pension under Oglebay Norton’s Pension Plan. In that event, the retired employee may exercise the options within two years from the date of retirement, but not beyond the option expiration date.
(3)	Percentage based on the total number of options granted (120,500) in 2003.
(4)	Calculated using a price of $2.04 per share of Oglebay Norton’s common stock, which represents the weighted-average grant date closing price of the above described grants, and the total number of shares of Oglebay Norton’s common stock outstanding on December 31, 2003 (5,059,581).

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

During the last completed fiscal year, none of the named executive officers exercised options and the exercise price for all exercisable as well as all unexercisable options were in excess of the Company’s stock price.

Long-Term Incentive Plan

The following table sets forth information concerning awards to the executive officers listed in the Summary Compensation Table shown above during fiscal year 2003, and estimated payouts in the future, under the 1999 Long-Term Incentive Plan of Oglebay Norton.

2002 PLAN

Long-Term Incentive Plans—Awards in Last Fiscal Year

Name	Number Of Shares, Units Or Other Rights ($ or #)	Performance Or Other Period Until Maturation Or Payout	Estimated Future Payouts Under Non-Stock Price-Based Plans
			Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
M.D. Lundin	(1)	1/1/2002- 12/31/2004	$50,198	$200,790	$401,580
J.A. Boland	(1)	1/1/2002- 12/31/2004	29,976	119,905	239,810
S.A. Bon	(1)	1/1/2002- 12/31/2004	15,917	63,668	127,336
M.J. Minkel	(1)	1/1/2002- 12/31/2004	10,779	43,116	86,232
R.F. Walk	(1)	1/1/2002- 12/31/2004	18,102	72,409	144,818

(1)	Under the 2002 Long-Term Incentive Plan participants are eligible for awards paid in cash for performance against targets which are based on Oglebay Norton’s performance over multiple-year periods. The Board of Directors sets the performance measures at the beginning of each year during the performance period and assigns a weighting to each measure. In 2002 (Cycle 1), the targeted levels of performance for named executives consisted of: EBITDA (earnings before interest, taxes, depreciation and amortization) of $77 million, return on capital of 8% and earnings per share of $0.00 (breakeven). For 2003 (Cycle 2), the targeted levels of performance consisted of free cash flow. As a circuit breaker, the Company must internally generate a minimum of $5 million for debt reduction before any bonus can be paid out. An additional circuit breaker of EBITDA of $72 million is also required. No named executive received a bonus payout for either Cycle 1 or 2.

2003 PLAN

Long-Term Incentive Plans—Awards in Last Fiscal Year

Name	Number Of Shares, Units Or Other Rights ($ or #)	Performance Or Other Period Until Maturation Or Payout	Estimated Future Payouts Under Non-Stock Price-Based Plans
			Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
M.D. Lundin	(1)	1/1/2003- 12/31/2005	$0	$200,790	$401,580
J.A. Boland	(1)	1/1/2003- 12/31/2005	0	119,905	239,810
S.A. Bon	(1)	1/1/2003- 12/31/2005	0	63,668	127,336
M.J. Minkel	(1)	1/1/2003- 12/31/2005	0	43,116	86,232
R.F. Walk	(1)	1/1/2003- 12/31/2005	0	72,409	144,818

(1)	In 2003 (Cycle 1), the targeted levels of performance consisted of free cash flow. As a circuit breaker, the Company must internally generate a minimum of $5 million for debt reduction before any bonus can be paid out. An additional circuit breaker of EBITDA of $72 million is also required. No named executive received a bonus payout for Cycle 1.

Retirement Plans

Pension Plan and Excess and TRA Supplemental Benefit Retirement Plan

The table below shows the annual pension payable under the Oglebay Norton Company Pension Plan (the “Pension Plan”) and the Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (the “Excess Benefit Retirement Plan”) at normal retirement age:

	Estimated Annual Benefit (Assuming Retirement on January 1, 2004) Years of Service
Remuneration	15 Years	20 Years	25 Years	30 Years	35 Years
$75,000	16,875	22,500	28,125	33,750	39,375
100,000	22,500	30,000	37,500	45,000	52,500
150,000	33,750	45,000	56,250	67,500	78,750
200,000	45,000	60,000	75,000	90,000	105,000
250,000	56,250	75,000	93,750	112,500	131,250
300,000	67,500	90,000	112,500	135,000	157,500
350,000	78,750	105,000	131,250	157,500	183,750
400,000	90,000	120,000	150,000	180,000	210,000
450,000	101,250	135,000	168,750	202,500	236,250
500,000	112,500	150,000	187,500	225,000	262,500
550,000	123,750	165,000	206,250	247,500	288,750
600,000	135,000	180,000	225,000	270,000	315,000
650,000	146,250	195,000	243,750	292,500	341,250
700,000	157,500	210,000	262,500	315,000	367,500
750,000	168,750	225,000	281,250	337,500	393,750

Benefits under the Pension Plan and the Excess Benefit Retirement Plan for eligible salaried employees are based on average annual compensation for the highest five years during the last 10 years of employment prior to retirement. Covered compensation is equal to total base pay and certain incentive compensation (including amounts deferred under the former long-term incentive plan), which is substantially the same as shown in the salary and bonus columns of the Summary Compensation Table shown above. The annual benefit is calculated by multiplying the participant’s average compensation by a factor of 1.5% and the participant’s years of covered service (but not below a minimum benefit unrelated to compensation). Benefits, which are paid in a straight life annuity form, are not subject to reduction for Social Security or other offset. Certain surviving spouse benefits are also available under the plans, as well as early retirement and facility shutdown benefits. The benefits table shown above has been prepared without regard to benefit limitations imposed by the Internal Revenue Code. The years of benefit service credited for executive officers named in the Summary Compensation Table are: Mr. Lundin—3.67 years; Ms. Boland—2.0 years; Ms. Bon—1.67 years; Mr. Minkel—4.0 years; and Ms. Walk—5.58 years.

The Internal Revenue Code limits the benefits provided under the Pension Plan. The Excess Benefit Retirement Plan provides for the payment, out of Oglebay Norton’s general funds, of the amount that an eligible participant would have received under the Pension Plan but for the Internal Revenue Code limits. The above table, which does not reflect those limits, shows the total annual pension benefits payable under both the Pension Plan and the Excess Benefit Retirement Plan.

Capital Accumulation Plan

Effective January 1, 2000, Oglebay Norton adopted its Capital Accumulation Plan. The Capital Accumulation Plan was terminated on June 1, 2003, and all amounts due to the participants of the plan were paid out. Prior to its termination, under the Capital Accumulation Plan, certain management and highly compensated employees, who were limited in the amounts of salary and bonus they could defer pursuant to plans qualified pursuant to ERISA, could elect to defer receipt of salary, bonus and/or long term incentive compensation. Participants were permitted to defer up to 50% of their salary, up to 100% of their bonus and up to 100% of their long term incentive compensation, each in 10% increments, payable during the year.

The Capital Accumulation Plan, which was not a qualified plan, provided for the payment, out of the Company’s general funds, of the amount deferred, together with an amount of investment earnings, gains and/or losses, and expenses determined with reference to the performance of certain “deemed” investment options, as directed by the participant. The Capital Accumulation Plan also provided an amount equivalent to any benefit not provided to the participant under the Incentive Savings and Stock Ownership Plan by reason of the deferral of compensation under the Capital Accumulation Plan, although no duplication of benefits provided under any other Oglebay Norton arrangement was permitted. Deferred salary and bonus, and the investment gain or loss on the deferred salary and bonus, under the Capital Accumulation Plan, were fully vested. In 2003, Oglebay Norton contributed the following amounts for the named executives: Ms. Bon—$529; and Mr. Minkel—$55. Benefits were distributed in cash following retirement, death, other termination of service, or termination of the plan. Interim distributions prior to termination of service or termination of the plan were also permitted, based on participant elections made sufficiently in advance and in the case of certain hardship situations.

Officer Agreements

Officer Agreements Operative Upon Change in Control of Oglebay Norton

Oglebay Norton has entered into separate agreements (collectively, the “Officer Agreements”) with the current executive officers listed in the Summary Compensation Table shown above. The Officer Agreements are designed to retain these individuals and provide for continuity of management in the event of any actual or threatened change in control (as defined in the Officer Agreements) of Oglebay Norton. None of the Officer Agreements will become operative unless there is a change in control of Oglebay Norton.

There are two triggers that apply to the Officer Agreements. The first trigger requires that a change in control occur. After a change in control, the officer is entitled to continued employment for a 30-month contract term at a compensation rate equal to the greatest of that in effect immediately before the change in control, in effect two years before the change in control, or such greater rate determined by the Company, and certain bonuses, plus certain additional benefits and continued participation in specified benefit plans as an executive officer (“Contract Compensation”). The second trigger is tripped if, after a change in control, the officer is terminated without “cause” or the officer terminates his or her employment for “good reason.” If the second trigger occurs, then, subject to certain exceptions, the officer is entitled to receive compensation at the highest monthly rate payable to the officer during the 30-month contract term plus certain bonus awards instead of employment, but only for the longer of the time remaining in the original 30-month contract term (after the change in control) or six months. The officer is also entitled to receive certain additional benefits in certain circumstances for one year following the 30-month contract term.

After employment termination, the officer must attempt to mitigate damages by seeking comparable employment elsewhere. If the officer is successful, compensation is reduced, dollar-for-dollar, for compensation and benefits received from the subsequent employer. In addition, the officer agrees not to disclose any of Oglebay Norton’s trade secrets. If and to the extent payments made to the officer on account of a change in control are treated as excess parachute payments under the Internal Revenue Code, the Officer Agreement provides for an additional payment to make the officer whole with respect to additional excise tax payments.

“Pour-Over” and Irrevocable Trusts

The Company has made commitments under various plans and agreements for supplemental pension benefits, deferred and executive compensation arrangements, and obligations arising in the event of a change in control, which it has not been required to fund on a current basis. In order to provide assurances that those commitments will be honored, the Company established three trusts with an independent trustee to provide additional security for these commitments in the event of a “change in control.” During 2002, Oglebay Norton terminated one of the trusts and currently has two trusts remaining.

Irrevocable Trust Agreement II (“Trust II”) provides additional assurances for benefits and payments for currently retired executives and their surviving spouses due under the Excess Benefit Retirement Plan, certain deferred compensation agreements, and the Oglebay Norton Supplemental Savings and Stock Ownership Plan (the “Supplemental Plan”). The Supplemental Plan provides for cash payment of the amount by which certain participants’ benefits under Oglebay Norton’s Incentive Savings and Stock Ownership Plan would exceed the Internal Revenue Code limitations applicable to that plan.

The Oglebay Norton Company Assurance Trust provides additional assurances for benefits and payments for executives serving the Company after 2002 due under the Excess Benefit Retirement Plan, the Officer Agreements, certain deferred compensation agreement, and the Supplemental Plan. It also provides that, in the event of a threatened “change in control,” Oglebay Norton will deposit in a pour-over trust, on an irrevocable basis, 125% of the aggregate unfunded obligations of the commitments. The trust becomes revocable if, after the threat, no “change in control” occurs. If a “change in control” does occur, the trust remains irrevocable.

The Company has not contributed any significant assets to the two trusts. However, the Company retains the right to make discretionary contributions into the trusts at any time. Assets held in the trusts are subject at all times to the claims of the Company’s general creditors. If funds in the trusts are insufficient to pay amounts due under a plan or agreement, the Company remains obligated to pay those amounts. No employee has any right to assets in the trusts until, and to the extent, benefits are paid from the trusts.

Other Long-Term Incentive Plans

1999 LTIP:    The Company established the Oglebay Norton Company 1999 Long-Term Incentive Plan (the “1999 LTIP”) on October 3, 1998, which was approved by the shareholders of the Company at the 2000 Annual Meeting. The predecessor to the Compensation, Organization and Governance Committee administered the 1999 LTIP and selected officers and other key employees to participate in the plan. Under the 1999 LTIP, participants were eligible to be granted stock options and cash incentive payment awards. Under outstanding stock option awards, a participant has a right to purchase a specified number of shares, during a specified period, and at a specified exercise price, all as determined by the predecessor to the Compensation, Organization and Governance Committee. No further stock option awards may be made under the 1999 LTIP. Cash incentive payment awards were made for 2002. No further cash awards can be earned or paid.

Former LTIP:    Oglebay Norton established a long-term incentive plan on December 13, 1995 (the “former LTIP”), which was approved by the shareholders of Oglebay Norton at the 1996 Annual Meeting. The predecessor to the Compensation, Organization and Governance Committee administered the former LTIP and selected officers and other key employees to participate in the plan. Under the former LTIP, participants were eligible to be granted awards, as determined by the predecessor to the Compensation, Organization and Governance Committee and, up to 1998, were eligible to defer a portion of their annual incentive awards. Rochelle F. Walk holds options granted under the former LTIP. No further awards may be made under the former LTIP.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below shows the number and percent of the outstanding shares of the Company’s common shares beneficially owned on March 12, 2004 by each Director of the Company and each executive officer named in the Summary Compensation Table included below and all Directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Outstanding Shares
Malvin E. Bank 3900 Key Center 127 Public Square Cleveland, Ohio 44114	110,674	(2)(4)	2.2%
William G. Bares	26,125	(2)	*
James T. Bartlett	58,322	(2)	1.2%
Albert C. Bersticker	21,286	(2)	*
Madeleine W. Ludlow	27,359	(2)	*
John P. O’Brien	11,700	(2)	*
William G. Pryor	27,154	(2)	*
Michael D. Lundin	33,514	(3)(5)	*
Julie A. Boland	9,368	(3)(5)	*
Sylvie A. Bon	4,638	(3)(5)	*
Michael J. Minkel	26,325	(3)(5)	*
Rochelle F. Walk	13,180	(3)(5)	*
Directors and executive officers as a group above (12 persons)	369,645	(2)(3)(5)	7.3%

*	Represents less than 1% of the outstanding common shares of Oglebay Norton as of February 25, 2004.
(1)	Except as otherwise stated in the notes below, beneficial ownership of the shares held by each individual consists of sole voting and investment power, or of voting power and investment power that is shared with the spouse and/or a child of that individual.
(2)	Includes non-voting share units rounded to the nearest whole share calculated as of March 12, 2004, which each individual is entitled to pursuant to the Oglebay Norton Company Director Fee Deferral Plan: Bank—20,096 shares; Bares—23,125 shares; Bartlett—27,122 shares; Bersticker—18,486 shares; Ludlow—23,959 shares; O’Brien—11,700 shares; and Pryor—25,154 shares.
(3)	Includes options which are or within 60 days of March 12, 2004 will become exercisable: Lundin—15,625 shares; Boland—8,000 shares; Bon—3,875 shares; Minkel—3,875 shares; and Walk—10,250 shares.
(4)	Mr. Bank’s shares include 85,428 shares held in various trusts, for which he and Key Trust Company of Ohio, N.A. are co-trustees. Mr. Bank has delegated to Key Trust dispositive power as to all shares.
(5)	Includes the following numbers of shares, rounded to the nearest whole share, beneficially owned as of March 12, 2004 under the Oglebay Norton Company Incentive Savings and Stock Ownership Plan by the following executive officers: Lundin—5,564 shares; Boland—868 shares; Bon—763 shares; Minkel—4,775 shares; Walk—1,674 shares; and executive officers as a group—13,642 shares.

The table below shows information with respect to all persons who, as of March 12, 2004, were known by Oglebay Norton to beneficially own more than five percent of the outstanding common shares of Oglebay Norton, other than Mr. Bank, whose beneficial ownership of common shares of Oglebay Norton is shown above.

Name of And Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares
Key Trust Company of Ohio, N.A., as Trustee 127 Public Square Cleveland, Ohio 44114	351,794	(1)	7.0%
Douglas N. Barr 1400 Bank One Building 600 Superior NE Cleveland, Ohio 44114-2652	289,040	(2)	5.8%
Robert I. Gale, III 17301 St. Clair Avenue Cleveland, Ohio 44110	285,260	(3)	5.7%
William M. Weber 25800 Science Park Drive #150 Beachwood, OH 44122	338,095	(4)	6.7%

(1)	As of December 31, 2002, based upon information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2003, KeyCorp, as the parent holding company of KeyBank National Association and McDonald Investments, Inc., has sole voting power as to 76,071 shares and shared voting power as to 270,823 shares. KeyCorp also has sole dispositive power as to 80,310 shares and shared dispositive power as to 227,411 shares.
(2)	As of December 31, 2002, based upon information contained in a Schedule 13D filed with the Securities and Exchange Commission on May 2, 1997, Mr. Barr has sole voting and dispositive power as to 400 of these shares. Mr. Barr, as a trustee, has shared voting and dispositive power as to 57,200 of these shares and, together with Mr. Robert I. Gale III, shared voting and dispositive power as to 230,440 of these shares.
(3)	As of December 31, 2002, based upon information contained in a Schedule 13D filed with the Securities and Exchange Commission on May 2, 1997, Mr. Gale has sole voting and dispositive power as to 54,820 shares, 4,198 shares of which he owns individually and 50,622 shares of which he holds as trustee. Together with Mr. Douglas N. Barr, Mr. Gale shares voting and dispositive power as to 230,440 of these shares.
(4)	As of March 5, 2004, based upon information contained in a Schedule 13D filed with the Securities and Exchange Commission on March 12, 2004, Mr. Weber, through governing documents of certain general partner entities and partnerships, as well as certain contractual arrangements, has sole voting and dispositive power as to 338,095 shares, 73,070 shares of which he owns individually.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (2)	Weighted-average exercise price of outstanding options (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (4)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	837,324	$24.39	462,514
Equity compensation plans not approved by security holders (1)	1,500	37.00	—
Total	838,824	24.41	462,514

(1)	The options were granted on June 11, 1998, upon a former employee’s employment with the Company.
(2)	The options vest 25% each year commencing on the first anniversary of the grant date. The options also vest if the employee retires and is otherwise entitled to a normal, early or shutdown pension under Oglebay Norton’s Pension Plan. In that event, the retired employee may exercise the options within two years from the date of retirement, but not beyond the option expiration date.
(3)	Calculated as the weighted-average of the exercise prices for each individual grant under all equity compensation plans of Oglebay Norton.
(4)	Calculated as total options authorized by the stockholders or Oglebay Norton, less options issued, exercised, lapsed and forfeited.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company periodically needs to charter a small aircraft for the purposes of traveling to and from its remote locations. Mr. Lundin, President and Chief Executive Officer of the Company, and his wife are the shareholders of a Company known as L.L. Aviation, LLC, which owns such an aircraft. The Company chartered the aircraft owned by L.L. Aviation, LLC during calendar year 2003. A total of $91,000 was paid by the Company for such charters in 2003.

The purchase price of the Company’s Michigan Limestone operation, which was acquired by the Company in the second quarter of 2000, includes contingent payments subject to achieving certain operating performance parameters through 2011. Mr. Lundin was one of the former owners of Michigan Limestone. Under the terms of the purchase agreement, upon a change in control, including bankruptcy, the former owners may have the right to accelerate the remaining payments. The amount and timing of these payments are presently in negotiation and uncertain.

Mr. Lundin receives an 18.6% share of contingent payments, which share totaled $391,000, $571,000 and $568,000 in 2003, 2002 and 2001, respectively. Mr. Lundin was not an executive officer of the Company prior to the Michigan Limestone acquisition.

Stockholder Inquiries:

Copies of the SEC Form 10-K for 2003 are available on the Company’s internet site (www.oglebaynorton.com) and will be provided without charge to shareholders upon written request to:

Rochelle F. Walk

Vice President and Secretary

Oglebay Norton Company

North Point Tower

1001 Lakeside Avenue, 15th Floor

Cleveland, OH 44114-1151

(216) 861-8734

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid or accrued by the Company for audit and other services provided by Ernst & Young LLP for the year ended December 31, 2003 were:

Audit Fees and Expenses

Fees and expenses for the audit of the Company’s financials statements for 2003 and 2002 and the related reviews of the financials statements included in the Company’s Form 10-Q’s for the respective years totaled $417,573 and $409,677, respectively.

Audit-Related Fees

Fees and expenses for assurance and related services include employee benefit plan audits, accounting consultations and consultation concerning financial accounting and reporting standards aggregate to $67,200 in 2003 and $84,479 in 2002.

Tax Fees

Fees and expenses for tax compliance, tax planning, and tax advice on various federal, state and local matters aggregate to $2,100 in 2003 and $40,000 in 2002.

All Other Fees

Fees and expenses for all other services aggregate to $2,500 in 2003 and $0 in 2002.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services provided that the Chair reports any decisions to the Committee at its next scheduled meeting.

The provision of these services by the independent auditors in 2003 was compatible with maintaining the auditor’s independence.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) List of Financial Statements: The following consolidated financial statements of Oglebay Norton Company and its subsidiaries are included in Item 8:

Report of Ernst & Young LLP, Independent Auditors

Consolidated Statement of Operations—Years Ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheet—December 31, 2003 and 2002

Consolidated Statement of Cash Flows—Years Ended December 31, 2003, 2002 and 2001

Consolidated Statement of Stockholders’ Equity—Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements—December 31, 2003, 2002 and 2001

(a)(2) and (d) Financial Statement Schedules: No consolidated financial statement schedules are presented because the schedules are not required, the information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and related notes.

(a)(3) and (c) Exhibit Index: The response to this portion of Item 14 is submitted in a separate section of this Annual Report on Form 10-K at pages I-1 through I-7.

(b): Current Reports on Form 8-K filed during 2003:

On October 27, 2003, the Company furnished a Current Report on Form 8-K under Items 7 and 12 regarding its third quarter results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

By:	/s/ MICHAEL D. LUNDIN
President and Chief Executive Officer March 29, 2004

/s/ JULIE A. BOLAND
Vice President and Chief Financial Officer March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the Principal Executive Officer, the Principal Financial Officer, the Principal Accounting Officer and a majority of the Directors of the Company on March 29, 2004.

/s/ MICHAEL D. LUNDIN Michael D. Lundin	President and Chief Executive Officer; Principal Executive Officer; Director

/s/ JULIE A. BOLAND Julie A. Boland	Vice President and Chief Financial Officer; Principal Financial and Accounting Officer

/s/ ALBERT C. BERSTICKER Albert C. Bersticker	Chairman of the Board of Directors

/s/ MALVIN E. BANK Malvin E. Bank	Director

/s/ JAMES T. BARTLETT James T. Bartlett	Director

/s/ MADELEINE W. LUDLOW Madeleine W. Ludlow	Director

/s/ WILLIAM G. PRYOR William G. Pryor	Director

/s/ JOHN P. O’BRIEN John P. O’Brien	Director

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

BOARD OF DIRECTORS

OGLEBAY NORTON COMPANY

We have audited the accompanying consolidated balance sheet of Oglebay Norton Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oglebay Norton Company and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note A to the financial statements, the Company has suffered recurring losses from operations, has not complied with certain loan covenants, and has filed voluntary petitions with its subsidiaries under Chapter 11 of the U.S. Bankruptcy Code. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note B to the consolidated financial statements, in 2003 the Company changed its method of accounting for asset retirement obligations and in 2002 the Company changed its method of accounting for goodwill.

/S/    ERNST & YOUNG LLP

Cleveland, Ohio

February 25, 2004

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31
	2003	2002	2001
NET SALES AND OPERATING REVENUES	$404,229	$400,572	$404,211

COSTS AND EXPENSES
Cost of goods sold and operating expenses	315,244	294,647	300,972
Depreciation, depletion, amortization and accretion	37,777	33,665	32,801
Goodwill amortization	—	—	2,931
General, administrative and selling expenses	42,302	37,145	35,171
Provision for doubtful accounts	2,332	527	1,060
Provision for restructuring, asset impairments and early retirement programs	13,221	(37)	16,068

	410,876	365,947	389,003

OPERATING (LOSS) INCOME	(6,647)	34,625	15,208
(Loss) gain on disposition of assets	(3,686)	55	64
Interest expense	(53,843)	(43,595)	(40,084)
Other income (expense), net	2,032	(4,121)	(6,768)

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(62,144)	(13,036)	(31,580)
INCOME (BENEFIT) TAXES	(30,343)	(6,428)	(12,765)

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(31,801)	(6,608)	(18,815)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR ASSET RETIREMENT OBLIGATIONS (net of income tax benefit of $889)	(1,391)	—	—

NET LOSS	$(33,192)	$(6,608)	$(18,815)

PER SHARE AMOUNTS—BASIC AND ASSUMING DILUTION:
Loss before cumulative effect of accounting change	$(6.21)	$(1.32)	$(3.76)
Cumulative effect of accounting change for asset retirement obligations (net of income tax benefit of $0.18)	(0.27)	—	—

Net loss per share—basic and assuming dilution	$(6.48)	$(1.32)	$(3.76)

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars and shares in thousands, except per share amounts)

	December 31
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$756
Accounts receivable (net of reserve for doubtful accounts of $5,842 in 2003 and $3,866 in 2002)	50,422	55,675
Inventories:
Raw materials and finished products	35,236	39,273
Operating supplies	12,795	14,746

	48,031	54,019
Deferred income taxes	3,901	3,951
Other current assets	10,915	8,915

TOTAL CURRENT ASSETS	113,269	123,316
PROPERTY AND EQUIPMENT
Land, land reclamation and improvements	41,111	36,738
Mineral reserves	153,362	156,069
Buildings and improvements	42,183	41,423
Machinery and equipment	509,984	498,191

	746,640	732,421
Less allowances for depreciation, depletion and amortization	332,447	295,163

	414,193	437,258
GOODWILL (net of accumulated amortization of $11,093 in 2003 and 2002)	73,877	73,044
PREPAID PENSION COSTS	35,319	37,695
OTHER ASSETS	12,036	16,154

TOTAL ASSETS	$648,694	$687,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$420,350	$2,343
Accounts payable	26,070	24,799
Payrolls and other accrued compensation	4,857	9,374
Accrued expenses	14,906	16,356
Accrued interest expense	8,392	10,155
Income taxes payable	480	5,887

TOTAL CURRENT LIABILITIES	475,055	68,914
LONG-TERM DEBT, less current portion	1,490	393,005
POSTRETIREMENT BENEFITS OBLIGATION	50,049	47,808
OTHER LONG-TERM LIABILITIES	29,500	35,470
DEFERRED INCOME TAXES	4,596	26,769
STOCKHOLDERS’ EQUITY
Preferred stock, 5,000 shares authorized	—	—
Common stock, par value $1.00 per share—authorized 30,000; issued 7,253 shares	7,253	7,253
Additional capital	9,312	9,727
Retained earnings	106,075	139,267
Accumulated other comprehensive loss	(4,542)	(9,533)

	118,098	146,714
Treasury stock, at cost—2,193 and 2,275 shares at respective dates	(30,094)	(31,213)

	88,004	115,501

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$648,694	$687,467

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31
	2003	2002	2001
OPERATING ACTIVITIES
Net loss	$(33,192)	$(6,608)	$(18,815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change for asset retirement obligations, net of taxes	1,391	—	—
Depreciation, depletion, amortization and accretion	37,777	33,665	32,801
Goodwill amortization	—	—	2,931
Deferred income taxes	(25,011)	(6,428)	(12,765)
Income tax refunds	3	7,855	218
Loss (gain) on disposition of assets	3,686	(55)	(64)
Restructuring, asset impairments and early retirement programs	12,034	(2,614)	15,565
Provision for doubtful accounts	2,332	527	1,060
Provision on note receivable	—	—	4,303
Decrease (increase) in prepaid pension costs	2,376	(1,244)	898
Decrease (increase) in accounts receivable	992	(9,780)	4,537
Decrease (increase) in inventories	7,509	(5,650)	(2,001)
(Decrease) increase in accounts payable	(244)	3,971	838
(Decrease) increase in payrolls and other accrued compensation	(4,516)	2,062	(2,575)
(Decrease) increase in accrued expenses	(279)	2,790	(1,714)
(Decrease) increase in accrued interest	(1,764)	(198)	494
Increase in postretirement benefits obligation	2,241	2,062	1,061
(Decrease) increase in income taxes payable	(5,407)	(168)	899
Other operating activities	772	(2,189)	(4,426)

NET CASH PROVIDED BY OPERATING ACTIVITIES	700	17,998	23,245
INVESTING ACTIVITIES
Capital expenditures	(19,165)	(20,016)	(26,875)
Acquisition of Erie Sand and Gravel Company	(6,831)	—	—
Proceeds from sale of Lawn and Garden business unit	6,871	—	—
Proceeds from the disposition of other assets	387	2,304	326

NET CASH USED FOR INVESTING ACTIVITIES	(18,738)	(17,712)	(26,549)
FINANCING ACTIVITIES
Repayments on debt	(157,114)	(247,902)	(184,435)
Additional debt	179,158	254,478	194,730
Financing costs	(4,762)	(8,413)	(1,734)
Payments of dividends	—	—	(2,983)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	17,282	(1,837)	5,578
Effect of exchange rate changes on cash		—	33

(Decrease) increase in cash and cash equivalents	(756)	(1,551)	2,307
Cash and cash equivalents, January 1	756	2,307	—

CASH AND CASH EQUIVALENTS, DECEMBER 31	$—	$756	$2,307

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

				Other Comprehensive Income (Loss)
	Common Stock	Additional Capital	Retained Earnings	Derivative Instruments	Minimum Pension Liability	Foreign Currency Translation	Common Stock in Treasury	Total Stockholders’ Equity
Balance, January 1, 2001	$7,253	$9,521	$167,673	$—	$—	$(94)	$(31,353)	$153,000
Comprehensive income (loss):
Net loss			(18,815)					(18,815)
Derivative instruments:
Cumulative effect of change in accounting for derivatives, net of tax				(3,825)				(3,825)
Loss on derivatives, net of tax				(6,307)				(6,307)
Reclassification adjustments to earnings, net of tax				3,286				3,286
Foreign currency translation adjustment						33		33
Minimum pension liability adjustment, net of tax					(1,472)			(1,472)

Total comprehensive loss								(27,100)
Dividends, $0.60 per share			(2,983)					(2,983)
Stock plans		(61)					84	23

Balance, December 31, 2001	$7,253	$9,460	$145,875	$(6,846)	$(1,472)	$(61)	$(31,269)	$122,940
Comprehensive income (loss):
Net loss			(6,608)					(6,608)
Derivative instruments:
Loss on derivatives, net of tax				(4,326)				(4,326)
Reclassification adjustments to earnings, net of tax				6,122				6,122
Foreign currency translation adjustment						61		61
Minimum pension liability adjustment, net of tax					(3,011)			(3,011)

Total comprehensive loss								(7,762)
Stock plans		267					56	323

Balance, December 31, 2002	$7,253	$9,727	$139,267	$(5,050)	$(4,483)	$—	$(31,213)	$115,501
Comprehensive income (loss):
Net loss			(33,192)					(33,192)
Derivative instruments:
Gain on derivatives, net of tax				123				123
Reclassification adjustments to earnings, net of tax				4,158				4,158
Minimum pension liability adjustment, net of tax					710			710

Total comprehensive loss								(28,201)
Stock plans		(415)					1,119	704

Balance, December 31, 2003	$7,253	$9,312	$106,075	$(769)	$(3,773)	$—	$(30,094)	$88,004

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE A—VOLUNTARY PETITIONS UNDER CHAPTER 11 OF U.S. BANKRUPTCY CODE AND CURRENT EVENTS (SUBSEQUENT EVENTS)

On February 23, 2004, the Company and all of its wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company intends to continue operations without interruption and fulfill its commitments to its employees, retirees and customers during the reorganization process. The Company intends to seek emergence from Chapter 11 as rapidly as possible with a new, de-levered capital structure that will enable the Company to move forward on its strategic operating plan.

Beginning in 1998, the Company incurred significant debt in connection with a series of acquisitions. These acquisitions, which transitioned the Company into a diversified industrial minerals company, also resulted in a highly-leveraged balance sheet. When the U.S. economy slipped into recession in 2001, the debt became an increasing financial burden. Over the past three years, the Company has been impacted particularly by the decline of the nation’s integrated steel industry, rising energy costs and adverse market conditions in certain segments of the commercial and residential building materials markets. Together, these factors resulted in decreased demand for limestone and mica from the Company’s quarries and for the services of its Great Lakes fleet. The continuing losses aggravated the already significant debt load. As of December 31, 2003, the Company had $421,840,000 in debt outstanding ($420,350,000 of debt in current liabilities) on 2003 net sales and operating revenues of $404,229,000.

The Company, during 2003 and into 2004, has been engaged in discussions with its lenders, note holders, consultants and others to determine the best way to restructure its debt, while preserving the greatest value for all stakeholders. Ultimately, management of the Company concluded that it was not possible to adequately restructure the Company’s debt outside of court protection.

In furtherance of the Company’s goal of emerging from Chapter 11 as expeditiously as possible, prior to the filing, the Company reached an agreement in principle, subject to certain conditions, with a majority of the holders of its $100,000,000 Senior Subordinated Notes (Sub-Notes) to exchange their notes for equity. The agreement also contemplates having certain of them make a new equity investment in the reorganized company. Additionally, prior to filing Chapter 11, the Company accepted a commitment for a new credit facility that, among other things, would retire its existing bank debt. A hearing to approve the payment of the commitment fee for the new facility is scheduled in the near future.

On February 25, 2004, U.S. Bankruptcy Judge Joel B. Rosenthal of the United States Bankruptcy Court for the District of Delaware in Wilmington entered an order granting interim approval for the Company to utilize cash collateral and to borrow up to $40,000,000 from a $75,000,000 debtor-in-possession (DIP) credit facility. The Company obtained the DIP facility from a syndicate that includes various members of its pre-petition bank group.

The judge’s order provides the Company access to the liquidity necessary to continue operations without disruption and meet its obligations to its suppliers, customers and employees during the Chapter 11 reorganization process. A final hearing on approval of the $75,000,000 DIP facility is scheduled in the near future.

On February 24, 2004, the Bankruptcy Court also entered a variety of orders designed to afford the Company a smooth transition into Chapter 11 and permit the Company to continue operating on a normal basis post-petition. Among others, the Court entered orders authorizing the Company to continue its consolidated cash management system, pay employees their accrued pre-petition wages and salaries, honor the Company’s

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

obligations to its customers and pay some or all of the pre-petition claims of certain vendors that are critical to the continued operations of the Company, subject to certain restrictions. The relief granted in these orders has facilitated the Company’s transition into Chapter 11 and has allowed the Company to continue its operations uninterrupted.

While the Company is in Chapter 11, investments in its securities will be highly speculative. Shares of the Company’s common stock have little or no value and will likely be canceled. Additionally, the Company’s shares were delisted from trading on the NASDAQ National Market effective at the opening of business on March 3, 2004. The Company’s shares continue to trade as an Other OTC issue under the symbol OGLEQ.

Notwithstanding the progress made to date by the Company toward achieving its restructuring goals, at this time the ability of the Company to complete a financial restructuring is uncertain and subject to substantial risk. Furthermore, the form and timing of any financial restructuring is uncertain. There can be no assurance that the Company will be successful in achieving its goals, or that any measures that are achievable will result in sufficient improvement to the Company’s financial position. Accordingly, until the time that the Company emerges from bankruptcy and a sufficient financial restructuring is completed, there will be substantial doubt about the Company’s ability to continue as a going concern. In the event that a financial restructuring is not completed, the Company could be forced to sell a significant portion of its assets to retire debt outstanding or, under certain circumstances, to cease operations.

The Company intends to continue to pursue the strategic operating plan it put in place over the last two years but has been unable to execute fully due to the financial issues it has faced. The strategic operating plan is based on the core competencies of the Company of extracting, processing and providing minerals. The Company plans to expand its current markets and develop new markets for its limestone and limestone fillers, while maximizing the profitability of its sand, lime and marine segments.

As previously disclosed, management had been in discussions to sell its mica and lime operations. Management remains in active discussions to sell the Company’s mica operations, however, the Company has chosen to cease its efforts to sell its lime operations, as nearly all of the potential new equity investors and new lenders have indicated that they want the Company to retain the lime business.

NOTE B—ACCOUNTING POLICIES

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

Accounts Receivable:    The Company is required to estimate the collectability of its accounts receivable. The Company’s reserve for doubtful accounts is estimated by management based on a review of historic losses, existing economic conditions and the level and age of receivables from specific customers. The Company has increased its reserve for doubtful accounts in recent periods and if the financial condition of the Company’s customers were to deteriorate, additional reserves may be required.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Inventories:    Raw material and operating supplies inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories are stated at the lower of average cost or market. Average cost is determined by a rolling twelve-month average of production data. Additionally, the Company has a valuation reserve for work-in-process and finished goods inventories, for amounts that are in excess of one year of sales.

Property and Equipment:    Property and equipment are stated at cost. The Company provides depreciation on buildings and improvements and machinery and equipment using the straight-line method over the assets’ estimated useful lives. In general, useful lives range from 2 to 5 years for computer equipment and software, 5 to 20 years for plant machinery and equipment, 20 to 40 years for buildings and improvements, and up to 60 years for the Company’s marine vessels. Expenditures for repairs and maintenance are charged to operations as incurred. Vessel inspection costs are capitalized and amortized over the shipping seasons between required inspections. Mineral reserves and mining costs associated with the removal of waste rock in the mining process are recorded at cost and are depleted or amortized on a units of production method based upon recoverable reserves.

Intangible Assets:    Intangible assets consist primarily of goodwill and financing costs. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which the Company adopted at January 1, 2002, the Company reviews goodwill for impairment at least annually using a two-step impairment test to first identify potential impairment and then to measure the amount of the impairment, if any. In 2003 and 2002, these tests indicated that goodwill was not impaired. In 2001, impairment charges related to goodwill resulting from the Company’s 2001 restructuring program (see Note D) totaled $2,245,000.

Under SFAS No. 142, goodwill amortization was discontinued at January 1, 2002. Prior to the adoption of SFAS No. 142, goodwill was amortized using the straight-line method over the periods of expected benefit, which ranged from 15 to 40 years. The following table adjusts reported net loss for the year ended December 31, 2001 and the related diluted per share amount to exclude goodwill amortization (in thousands, except per share amounts):

2001
Net loss, as reported	$(18,815)
Goodwill amortization, net of taxes	1,905

Net loss, as adjusted	$(16,910)

Net loss per share, as reported—assuming dilution	$(3.76)
Goodwill amortization, net of taxes	0.38

Net loss, as adjusted—assuming dilution	$(3.38)

In 2003, additions to goodwill from acquisitions totaled $4,149,000, while deletions to goodwill from dispositions totaled $3,316,000.

Financing costs are amortized using the straight-line method over the respective periods of the loan agreements, which range from ten months to 10 years.

Impairment of Tangible Long-Lived Assets:    If an impairment indicator exists, the Company assesses the recoverability of its long-lived, tangible assets by determining whether the amortization of the remaining

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

balance of an asset over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the amount of impairment is calculated using a discounted cash flow analysis and the carrying amount of the related asset is reduced to fair value. See Note D for impairment charges recognized by the Company in 2003, 2002 and 2001.

Foreign Currency Translation:    The financial statements of the Company’s former subsidiaries outside the United States were measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries were translated at the rates of exchange at the balance sheet dates. Income and expense items were translated at average monthly rates of exchange. Translation adjustments are included in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity. The Company has no subsidiaries domiciled outside the United States.

Derivative Instruments:    The Company recognizes all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge. For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (for example, in interest expense when the hedged transactions are interest cash flows associated with variable rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income (expense)—net in operations during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in other income (expense)—net in operations during the period of change. Refer to Note G for further discussion on the Company’s use of derivative instruments.

Asset Retirement Obligations:    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” at January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. Over time, the liability is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, a company either settles the obligation for its recorded amount or recognizes a gain or loss.

The Company is legally required by various state and local regulations and/or contractual agreements to reclaim land disturbed by its quarrying activities and to remove buildings, land improvements and fixed equipment from certain properties. Upon adoption of SFAS No. 143 at January 1, 2003, the Company recorded asset retirement obligations totaling $5,854,000, increased net property and equipment by $3,574,000 and recognized a non-cash cumulative effect charge of $1,391,000 (net of income tax benefit of $889,000). Asset retirement obligations are included in other long-term liabilities on the Consolidated Balance Sheet.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Asset retirement obligations were estimated for each of the Company’s operating locations, where applicable, based on the Company’s current and historical experience, adjusted for factors that an outside third-party would consider, such as inflation, overhead and profit. Estimated obligations were escalated based upon the anticipated timing of the related cash flows and the expected closure dates of the operating locations using an assumed inflation rate, and then were discounted using a credit-adjusted, risk-free interest rate. The expected closure date of each location represents the estimated exhaustion date of remaining mineral reserves or, for leased locations, the lesser of the mineral reserve exhaustion date or lease termination date. Because the Company’s mineral reserves and lease agreements have expected lives many years into the future, an appropriate market risk premium could not be estimated or considered when escalating the estimated obligations. The accretion of the asset retirement obligations and depreciation of the capitalized costs, which are included in depreciation, depletion, amortization and accretion on the Consolidated Statement of Operations, are being recognized over the estimated useful lives of the operating locations (i.e., to their expected closure dates). A movement of the Company’s asset retirement obligations during the year ended December 31, 2003 follows (in thousands):

2003
Asset retirement obligations upon adoption at January 1, 2003	$5,854
Accretion expense	481
Provisions and adjustments to prior reserves and actual expenditures, net	444

Balance at December 31, 2003	$6,779

Pro forma effects on 2002 and 2001, assuming that SFAS No. 143 had been applied, were not material to reported net loss and net loss per share, assuming dilution.

Contingent Payments:    The purchase price of the Company’s Michigan Limestone operation, which was acquired by the Company in the second quarter of 2000, includes contingent payments subject to achieving certain operating performance parameters through 2011. The Company accrued contingent payments of $2,100,000, $3,072,000 and $3,050,000 at December 31, 2003, 2002 and 2001, respectively, representing additional purchase price and an increase to recorded mineral reserves. The $2,100,000 accrued contingent payment at December 31, 2003 has not been paid. The remaining contingent payments can be as high as $24,000,000 in total, with a maximum payment of $4,000,000 in any one year. Contingent payments will be recorded as additional mineral reserves up to the appraised value of the reserves, and thereafter to goodwill. Under the terms of the purchase agreement, upon a change in control, including bankruptcy, the former owners may have the right to accelerate the remaining payments. The amount and timing of these payments are presently in negotiation and remain uncertain.

The Company’s President and Chief Executive Officer, Michael D. Lundin, was one of the former owners of Michigan Limestone. Mr. Lundin receives an 18.6% share of contingent payments, which totaled $391,000, $571,000 and $568,000 in 2003, 2002 and 2001, respectively. Mr. Lundin was not an executive officer of the Company prior to the Michigan Limestone acquisition.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Stock Compensation:    The Company accounts for stock-based compensation using the intrinsic value method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The table below summarizes stock compensation cost included in the determination of net loss using the intrinsic value method and the impact on net loss and net loss per share, assuming dilution, had the Company accounted for stock-based compensation using the alternative fair value method of accounting (in thousands, except per share amounts, see Note I):

	2003	2002	2001
Stock compensation cost included in the determination of net loss, as reported—net of taxes	$296	$369	$213

Net loss, as reported	$(33,192)	$(6,608)	$(18,815)
Estimated fair value of stock compensation cost, net of taxes	(515)	(731)	(567)

Net loss, as adjusted	$(33,707)	$(7,339)	$(19,382)

Net loss per share, as reported—assuming dilution	$(6.48)	$(1.32)	$(3.76)

Net loss, as adjusted—assuming dilution	$(6.58)	$(1.46)	$(3.88)

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

Income Taxes:    The Company utilizes certain tax preference deductions afforded by law to mining companies. Although the amount of these deductions is materially consistent from year to year, these permanent book/tax differences can cause significant fluctuations in the Company’s effective tax rate based upon the level of pre-tax book income or loss.

Reclassifications:    Certain amounts in prior years have been reclassified to conform to the 2003 consolidated financial statement presentation.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE C—ACQUISITIONS AND DISPOSITIONS

On October 27, 2003, as part of its ongoing business restructuring, the Company sold the Lawn and Garden business unit of its Global Stone operating segment to Oldcastle Retail, Inc. (Oldcastle). The sales price was $10,000,000 of value subject to working capital adjustments. Based upon those working capital adjustments, the Company received $6,871,000 in cash at closing. The net book value of the Lawn and Garden business unit at the closing date, including an allocation of the Global Stone segment’s goodwill of $3,316,000, was $10,057,000. The Company recognized a loss on disposition of assets of $3,692,000 during the fourth quarter of 2003.

In conjunction with the sale of the Lawn and Garden business unit, the Company entered into a long-term supply agreement with Oldcastle dated October 27, 2003, pursuant to which the Company will provide certain raw materials at market price to Oldcastle for an initial term of ten years beginning on the closing date of the agreement, with a renewal option for an additional ten-year period.

The Company and Oldcastle also entered into a lease and operation of equipment agreement dated October 27, 2003, whereby certain areas of the Company’s York, Pennsylvania, operations previously dedicated to Lawn and Garden operations are being leased at market rates to Oldcastle through December 31, 2005.

In early January 2003, the Company acquired all of the outstanding common shares and other ownership interests in a group of companies together known as Erie Sand and Gravel Company (Erie Sand and Gravel) for $6,831,000 in cash and $4,069,000 in assumed debt, which was refinanced at closing. The acquisition included fixed assets of $5,446,000 and goodwill of $4,149,000. Erie Sand and Gravel operates a dock, a bulk products terminal, a Great Lakes self-unloading vessel, a sand dredging and processing operation, a ready-mix concrete mixing facility and a trucking company that distribute construction sand and aggregates in the northwest Pennsylvania/western New York region. The net assets and results of operations of Erie Sand and Gravel are included within the Company’s Great Lakes Minerals segment.

The Erie Sand and Gravel acquisition was accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair values at the date of acquisition. Since the acquisition took place at the beginning of 2003, pro forma effects were not material to reported net loss and net loss per share, basic and assuming dilution.

Subsequent Events

In separate transactions during January 2004, the Company sold two assets of its Erie Sand and Gravel operations (the Redi-Mix business unit and the vessel M/V Richard Reiss) to E.E. Austin & Son, Inc. and Grand River Navigation Company, Inc., respectively. The Redi-Mix business unit was comprised of Serv-All Concrete, Inc. and S&J Trucking, Inc. These assets were not considered integral to the long-term strategic direction of the Company. Proceeds from the sales were $1,225,000 for Redi-Mix and $1,800,000 for the vessel. No gain or loss on sale was recognized by the Company.

In conjunction with the sale of the Redi-Mix business unit, the Company entered into a long-term supply agreement with E.E. Austin & Son, Inc. dated January 21, 2004, pursuant to which the Company will provide certain aggregates at market prices to E.E. Austin & Son, Inc. for an initial term of fifteen years beginning on the closing date of the agreement. Additionally, the Company and E.E. Austin & Son, Inc. entered into a sublease agreement dated January 21, 2004, whereby E.E. Austin & Son, Inc. is subleasing property from the Company previously dedicated to the operation of the Redi-Mix business unit. The initial term of the sublease agreement commenced in January 2004 and extends to December 31, 2019. The agreement is renewable in five-year increments thereafter, upon agreement by both parties.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE D—RESTRUCTURING, ASSET IMPAIRMENTS AND VOLUNTARY EARLY RETIREMENT

The following summarizes the provision for restructuring, asset impairments and early retirement programs and the remaining reserve balance at December 31, 2003 (in thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total
2001 charge	$7,261	$6,434	$2,373	$16,068
Amounts utilized	(4,288)	(6,434)		(10,722)
Actual expenditures	(410)		(93)	(503)

Remaining reserve at December 31, 2001	$2,563	$-0-	$2,280	$4,843
2002 charge		1,154		1,154
Amounts utilized		(1,154)		(1,154)
Actual expenditures	(1,500)		(1,077)	(2,577)
Provisions and adjustments to prior reserves, net	(298)		66	(232)

Remaining reserve at December 31, 2002	$765	$-0-	$1,269	$2,034
2003 charge		13,272		13,272
Amounts utilized		(13,272)		(13,272)
Actual expenditures	(759)		(428)	(1,187)
Provisions and adjustments to prior reserves, net	36		(87)	(51)

Remaining reserve at December 31, 2003	$42	$-0-	$754	$796

During the second quarter of 2003, the Company recorded a $13,114,000 pretax asset impairment charge (or $1.57 per share, assuming dilution) to reduce the net book value of the Performance Minerals segment’s Specialty Minerals operation to its estimated fair value, as determined by management based on a third-party appraisal. The charge reduced the carrying value of the operation’s land, depreciable fixed assets and mineral reserves by $2,610,000, $2,334,000 and $8,170,000, respectively. Fair values were estimated using a discounted cash flow valuation technique incorporating a discount rate commensurate with the risks involved for each group of assets. The remaining 2003 impairment charges of $158,000 were recorded in the fourth quarter to reduce the carrying value of certain idled equipment of the Global Stone segment.

During the fourth quarter of 2002, the Company recorded a $1,154,000 pretax asset impairment charge (or $0.14 per share, assuming dilution) to reduce the carrying value of certain idled fixed assets of the Performance Minerals and Global Stone segments to their estimated fair values based on expected future cash flows (essentially zero). The impaired assets primarily represent machinery, equipment and land improvements that are currently idle and whose future operation is not integral to the long-term strategic direction of the Company.

During 2002, the Company sold non-strategic mineral processing operations closed in conjunction with the 2001 restructuring with the excess of cash proceeds over carrying value of $959,000 (or $0.12 per share net loss, assuming dilution) being included in the provision for restructuring, asset impairments and early retirement programs in the Consolidated Statement of Operations.

The Company recorded a $4,123,000 pretax charge (or $0.51 per share, assuming dilution) in the first quarter of 2001 related to a voluntary early retirement program and the consolidation of its Performance Minerals’ Ohio-based operations. A total of 23 salaried employees and one hourly employee accepted the voluntary early retirement

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

program. This represented 6% of the total salaried personnel in the Company at that time. The consolidation of the Ohio-based Performance Minerals’ operations resulted in the termination of 19 employees, none of whom are still employed by the Company. The total charge included a non-cash incremental charge of $3,726,000 related to pension and postretirement benefits of employees accepting the early retirement program.

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

The closure of three non-strategic mineral processing operations in the Performance Minerals segment resulted in exit costs, asset impairment charges and benefits accrued for the 33 employees who were terminated from these operations, none of whom are still employed by the Company. Exit costs were primarily related to lease obligations for mineral royalties, reclamation and equipment rentals for these three operations. The asset impairment charge was related to goodwill ($2,245,000) and fixed assets. Fixed assets, representing primarily machinery, equipment and buildings, were written-down to the fair value less cost to sell as determined primarily by market offers. The three mineral processing operations had combined revenues of $3,961,000 and combined operating losses of $116,000 in 2001.

A total of three salaried employees accepted the 2001 fourth quarter voluntary early retirement program, less than 1% of the total salaried personnel in the Company.

NOTE E—NET LOSS PER SHARE

The calculation of net loss per share—basic and assuming dilution follows (in thousands, except per share amounts):

	2003	2002	2001
Average numbers of shares outstanding:
Average number of shares outstanding—basic	5,125	5,025	4,998
Dilutive effect of stock plans	-0-	-0-	-0-

Average number of shares outstanding—assuming dilution	5,125	5,025	4,998

Net loss per share—basic and assuming dilution:
Loss before cumulative effect of accounting change	$(31,801)	$(6,608)	$(18,815)
Cumulative effect of accounting change for asset retirement obligations, net of income taxes	(1,391)	-0-	-0-

Net loss	$(33,192)	$(6,608)	$(18,815)

Loss before cumulative effect of accounting change	$(6.21)	$(1.32)	$(3.76)
Cumulative effect of accounting change for asset retirement obligations, net of income taxes	(0.27)	-0-	-0-

Net loss per share—basic and assuming dilution	$(6.48)	$(1.32)	$(3.76)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

For the year ended December 31, 2002 and 2001, 313 and 14,871 common shares, respectively, that were issuable under stock compensation plans and could dilute earnings per share in the future were not included in earnings per share because to do so would have been anti-dilutive.

NOTE F—INCOME TAXES

Total income taxes differ from the tax computed by applying the U.S. federal corporate income tax statutory rate for the following reasons (in thousands):

	2003	2002	2001
Loss before income taxes	$(62,144)	$(13,036)	$(31,580)

Income taxes (benefit) at statutory rate	$(21,750)	$(4,563)	$(11,053)
Tax differences due to:
Percentage depletion	(2,786)	(2,503)	(2,525)
State income taxes	(476)	528	22
Goodwill amortization	-0-	-0-	698
Favorable IRS settlement	(5,332)	-0-	-0-
Other	1	110	93

Total income taxes (benefit)	$(30,343)	$(6,428)	$(12,765)

At December 31, 2003, the Company has net operating loss carry forwards for tax purposes of $157,821,000, which expire in 2020, 2021, 2022 and 2023.

During calendar year 2003, the Company experienced a favorable conclusion to the audit of its federal income tax returns. This favorable settlement of $5,332,000 has been included in the results for 2003 as a current income tax benefit.

The Company received income tax refunds of $3,000, $7,855,000, and $218,000 in 2003, 2002 and 2001, respectively. The Company made income tax payments of $78,000, $28,000 and $229,000 in 2003, 2002, and 2001, respectively.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31
	2003	2002
Deferred tax liabilities:
Tax over book depreciation, depletion, amortization, and accretion	$72,363	$71,736
Pension benefits	14,215	15,118
Other	10,863	9,391

Total deferred tax liabilities	97,441	96,245
Deferred tax assets:
Postretirement benefits	16,817	15,636
Coal Act liability	2,581	2,561
Alternative minimum tax credit carry-forward	4,810	4,810
Net operating loss carry-forward	55,190	33,332
Restructuring, asset impairments and early retirement programs	5,408	985
Interest rate hedge contracts	381	3,116
Minimum pension liability adjustments	2,412	2,866
Other	9,147	10,121

Total deferred tax assets	96,746	73,427

Net deferred tax liabilities	$695	$22,818

NOTE G—LONG-TERM DEBT and OTHER FINANCIAL INSTRUMENTS

A summary of the Company’s long-term debt is as follows (in thousands):

	December
	2003	2002
Syndicated Term Loan	$114,660	$118,000
Senior Credit Facility	110,815	82,995
Senior Secured Notes	79,781	75,688
Senior Subordinated Notes	100,000	100,000
Vessel Term Loan	14,239	15,813
Notes and Bonds payable and capital leases	2,345	2,852

	421,840	395,348
Less current portion	420,350	2,343

	$1,490	$393,005

The Company is party to Syndicated Term Loan, Senior Credit Facility, Vessel Term Loan and Senior Secured Notes Agreements (the Agreements) with its syndicated banking group and senior secured note holders. Under the Agreements, the Company is required to comply with various financial-based covenants. At times during the second and third quarters of 2003, the Company was not in compliance with covenants that require the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(EBITDA), a maximum level of total debt and senior debt to EBITDA, a minimum cash flow coverage ratio, a minimum level of net worth (except for the Senior Secured Notes, with which the Company remained in compliance), and a minimum interest coverage ratio.

In anticipation of this non-compliance, the Company obtained waivers from its syndicated banking group and senior secured note holders. These waivers expired on August 15, 2003, while negotiations for amendments (the Amendments—see discussion below) to the Agreements were still ongoing. Furthermore, as announced on August 1, 2003, the Company chose to defer the interest payment due August 1, 2003 on its $100,000,000 Senior Subordinated Notes (the Sub-Notes), pending the outcome of the Amendment negotiations. As a result of the deferral of the interest payment on the Sub-Notes, the Company’s ability to draw on its credit availability was at the discretion of its syndicated banking group until such time that the Amendments were completed. Since the Company did not make the interest payment on the Sub-Notes prior to the expiration of the 30-day grace period ended August 31, 2003 allowed under the Sub-Notes indenture agreement, the Company was also in default of the Sub-Notes at that time.

On September 11, 2003, the Company entered into amendments with its syndicated banking group and senior secured note holders. The Amendments restored the Company’s ability to draw on its Senior Credit Facility to fund operations and to make the interest payment due August 1, 2003 on the Sub-Notes (which payment was made on September 29, 2003), provided for less-restrictive quarterly covenant requirements going forward, and removed the requirement for the Company to maintain interest rate protection on at least 50% of the Syndicated Term Loan and Senior Credit Facility. The Amendments required the Company to repay at least $100,000,000 of debt from the proceeds of permitted asset sales by February 25, 2004, increased the applicable margin charged on the Company’s LIBOR-based interest rate by 150 basis points, required monthly settlement of LIBOR-based interest (as opposed to quarterly settlement), and established a dominion of funds arrangement, whereby the daily cash receipts of the Company are collected by its banking group into a centralized bank account and are used to service the outstanding balance of the Senior Credit Facility. Additionally, the Amendments increased the rate of payment-in-kind interest on the Senior Secured Notes by 100 basis points.

The Company has been focusing on a longer-term restructuring plan, including a financial restructuring of its debt. However, as discussed in Note A, management concluded that it was not possible to adequately restructure the Company’s debt outside of bankruptcy court protection and, thus, filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code on February 23, 2004. Additionally, the Company elected not to pay-down at least $100,000,000 of debt from the proceeds of permitted asset sales by February 25, 2004 and, as previously announced on January 30, 2004, the Company chose to withhold the interest payment due February 2, 2004 on the Sub-Notes. As a result of these decisions, the Company is in default of the Syndicated Term Loan, Senior Credit facility, Vessel Term Loan, Senior Secured Notes and Senior Subordinated Notes. Accordingly, the related balance of $419,495,000, which represents substantially all of the Company’s debt, has been included in current liabilities at December 31, 2003 on the Consolidated Balance Sheet.

The Syndicated Term Loan and Senior Credit Facility mature on October 31, 2004. The pricing features and covenants of the Senior Credit Facility and the Syndicated Term Loan are the same. The most restrictive covenants, in addition to the requirement to repay at least $100,000,000 in debt through permitted asset sales by February 25, 2004, on the Senior Credit Facility and Syndicated Term Loan require the Company to maintain a (1) minimum level of earnings before interest, taxes, depreciation and amortization (EBITDA), (2) maximum leverage ratio, (3) minimum cash flow coverage ratio, (4) minimum interest coverage ratio (5) minimum level of net worth and (6) limitation on capital expenditures and prohibition of the payment of cash dividends by the Company.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

The $75,000,000 Senior Secured Notes mature on October 25, 2008 with scheduled amortization in 2007 and 2008 (50% of the original principal in each year). Interest on the notes includes a 13% per annum cash payment, payable quarterly, and a 6% per annum payment-in-kind. The Senior Secured Notes contain financial covenants that, though similar in nature, are less restrictive than those of the Senior Credit Facility and Syndicated Term Loan.

Both the Senior Credit Facility and Syndicated Term Loan are secured by liens senior to the liens securing the Senior Secured Notes. The Senior Credit Facility, Syndicated Term Loan and Senior Secured Notes are senior to the Company’s Sub-Notes, which mature in February 2009 and have a fixed interest rate of 10%.

In 1997, the Company entered into a $17,000,000 fixed rate Vessel Term Loan with a bank to finance the acquisition of two Marine Services vessels, which had previously been under charter agreements. During 2002, the Company amended its agreement on this Term Loan to establish new quarterly covenant levels that match the Senior Credit Facility and Syndicated Term Loan and agreed to a change in pricing. Semi-annual principal payments from January 15, 2004 through January 15, 2007 range from $853,000 to $1,055,000, increasing yearly; and a final principal payment of $7,650,000 is due on July 15, 2007. The loan is secured by mortgages on the two vessels, which have a net book value of $15,580,000 at December 31, 2003. The Vessel Term Loan has a semi-variable interest rate of 12.82% at December 31, 2003.

Including the two vessels pledged to the Vessel Term Loan, all of the Company’s U.S. accounts receivable, inventories and property and equipment, which approximate $512,646,000, secure long-term senior debt of $321,094,000 at December 31, 2003.

In 2003, the Company incurred $4,762,000 of deferred financing costs primarily related to the amendment of the Syndicated Term Loan, Senior Credit Facility and the Senior Secured Notes and waiver of covenant violations under the related agreements. In 2002, the Company incurred $8,413,000 of deferred financing costs primarily related to the execution of the Senior Secured Notes transaction and amendment of the Senior Credit Facility and Syndicated Term Loan. In 2001, the Company incurred $1,734,000 of deferred financing costs primarily related to the amendment of the Senior Credit Facility and Syndicated Term Loan. Since, in each of the years, the modification to the anticipated cash flows resulting from the above described amendment activity was not considered significant to cash flows of the related debt, the deferred financing costs were included in other assets on the Consolidated Balance Sheet and are being amortized over the term of the respective agreements.

The Company has stand-by letters of credit totaling $9,270,000 at December 31, 2003, with no balance outstanding at December 31, 2003.

Although nearly all of the Company’s debt is classified as current due to the defaults discussed above, stated long-term debt maturities are $228,034,000 in 2004 (the Company’s Syndicated Term Loan and Senior Credit Facility expire in October 2004), $2,427,000 in 2005, $2,459,000 in 2006, $51,410,000 in 2007, $37,510,000 in 2008 and $100,000,000 thereafter. The Company made interest payments of $47,921,000, $40,862,000 and $37,586,000 during 2003, 2002 and 2001, respectively. In 2003 and 2002, the Company included the 6% and 5%, respectively, payment-in-kind interest related to the Senior Secured Notes in interest expense.

The Company recognizes all derivative instruments on the balance sheet at fair value. The Company’s syndicated banking group had required interest rate protection on fifty-percent of the Company’s Senior Credit Facility and Syndicated Term Loan, prior to their amendment during the third quarter of 2003. Accordingly, the Company entered into interest rate swap agreements during 2001 that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

effect of the these agreements was to fix the Company’s interest rate exposure, including the applicable margin charged the Company on its LIBOR-based interest rate, at 12.97% on the $50,000,000 (22%) hedged portion of the Company’s Senior Credit Facility and Syndicated Term Loan at December 31, 2003.

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

For the interest rate swaps with a notional value of $170,000,000 that did not qualify as hedging instruments on January 1, 2001, a pretax transition adjustment of $4,623,000 ($2,820,000 net of income taxes) was recorded in other comprehensive loss. The transition adjustment was amortized to interest expense over ten quarters, ending June 30, 2003. The pretax charge to interest expense for the year ended December 31, 2003 was $925,000 (or $0.11 per share, assuming dilution) and was $1,849,000 (or $0.24 per share, assuming dilution) for both the years ended December 31, 2002 and 2001.

The Company amended all of the interest rate swap agreements that did not qualify as hedging instruments at the end of the first quarter 2001. The amended interest rate swaps were then designated in cash flow hedge relationships. Beginning in the second quarter of 2001, the amended interest rate swap agreements effective portion of the changes in fair value was recorded in other comprehensive loss. On December 31 and June 30, 2003, certain of these interest rate swaps with an aggregate notional value of $70,000,000 and $50,000,000, respectively, expired. These swaps were not replaced by the Company.

At December 31, 2003, the Company had one such interest rate swap remaining with a notional value of $50,000,000, which expires June 30, 2004. The Company includes the liability for derivative instruments in other long-term liabilities on the Consolidated Balance Sheet. The liability for derivative instruments was $1,457,000 and $9,773,000 at December 31, 2003 and 2002, respectively.

The Company recognized pretax losses of $64,000, $7,000 and $148,000 in 2003, 2002 and 2001, respectively, related to the ineffective portion of its hedging instruments and these amounts are included in other expense on the Consolidated Statement of Operations.

When using interest rate swap agreements, the intermediaries to such agreements expose the Company to the risk of nonperformance, though such risk is not considered likely under the circumstances. The Company does not hold or issue financial instruments for trading purposes.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

The estimated fair values of long-term debt and other financial instruments outstanding at December 31 are as follows (in thousands):

	2003			2002
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
Cash					$756	$756
Long-term debt, including current portion		$421,840	$361,699		395,348	350,027
Interest rate swap liability:
Variable to fixed	$50,000	1,457	1,457	$220,000	9,773	9,773

The estimated fair values of financial instruments are principally based on quoted market prices and by discounting future cash flows at currently available interest rates for borrowing arrangements with similar terms.

NOTE H—STOCKHOLDERS’ EQUITY

In conjunction with the Company’s 2001 annual meeting, the Company’s stockholders approved the re-incorporation of the Company as an Ohio corporation and certain changes to the Company’s capital structure. The changes increased the number of authorized shares from 10,000,000 to 30,000,000 and replaced existing unissued preferred stock with 5,000,000 shares of “blank check” preferred stock. The term “blank check” preferred stock refers to stock for which designations, preferences, conversion rights, participation and other rights, including voter rights (subject to some limitations established by law), qualifications, limitations, and restrictions may be determined by the board of directors. The articles of incorporation establish restrictions on the blank check preferred stock relating to the conversion price and the number of shares of common stock into which the preferred stock may be converted in order to limit the dilution to holders of common stock. No blank check preferred stock was issued or outstanding at December 31, 2003.

NOTE I—COMPANY STOCK PLANS

The Company’s Long-Term Incentive Plan (LTIP), adopted in 1995 and replaced in 1999, permits grants of stock options and other performance awards. Included in Additional Capital at December 31, 2003 and 2002 is $82,000 and $197,000, respectively, for obligations under the LTIP, representing 3,204 and 7,750 “share units”, respectively. “Share units” are calculated by taking the deferred payments and dividing by the stock market price on the deferral date. There was no compensation expense under the LTIP in 2003 or 2002, while compensation expense under the LTIP in 2001 was $7,000. Additionally, as provided by the LTIP and the Company’s 2002 Stock Option Plan (2002 Options Plan); stock options have been granted to key employees. These options vest ratably over a four-year period and expire 10 years from the date of grant. The Company uses the intrinsic value method to account for employee stock options. No compensation expense was recognized because the exercise price of the stock options equaled the market price of the underlying common stock on the date of grant. There have been no stock appreciation rights, restricted stock or performance awards granted under the LTIP or 2002 Options Plan.

In connection with an employment agreement (Agreement), the Company granted a restricted common stock award, in lieu of annual cash compensation, to its former Chairman and Chief Executive Officer (former Chairman). In 1998, upon the former Chairman’s completion of a $1,000,000 personal investment in the Company’s common stock, the Company issued to the former Chairman 25,744 shares of common stock equal to the number of shares of common stock he acquired. These shares vested ratably over the vesting period with the final shares becoming vested on January 1, 2003. The Chairman is entitled to all voting rights and any dividends on the restricted shares.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Total compensation expense of $965,000, computed based on the closing market price on the date the stock was issued, was recognized over the vesting period. Compensation expense related to this award was $97,000 in 2002 and 2001. Also, under the Agreement, the Company granted the former Chairman an option to acquire 380,174 common shares at an exercise price of $38.00 per share. The option became exercisable in whole or in part on January 1, 2001 and is scheduled to expire on June 30, 2005.

In connection with a 2002 amendment to the Agreement the Company provided the former Chairman with a restricted common stock award of 25,000 shares, in lieu of annual cash compensation. The 25,000 shares were issued to the former Chairman on January 2, 2003. The shares were fully vested upon issuance; however, the former Chairman was restricted from selling the shares until such time that his tenure as Chairman of the Board of Directors was ended. Total compensation expense of $324,000, computed based on the closing market price on the effective date of the 2002 amendment, was recognized over the term of the Chairman’s employment under the amended agreement. Compensation expense related to this award was $162,000 in 2003 and 2002.

The Company sponsors a Director Fee Deferral Plan (Directors Plan), which allows non-employee directors of the Company the option of deferring all or part of their fees in the form of “share units” or “deferred cash”. Any fees deferred as “share units” will be matched at 25% by the Company, but only in the form of additional “share units”. Included in additional capital at December 31, 2003 and 2002 is $1,149,000 and $1,024,000, respectively, of obligations under the Directors Plan, representing 147,839 and 56,383 “share units”, respectively. Expense under the Directors Plan was $294,000, $308,000 and $223,000 in 2003, 2002 and 2001, respectively.

A summary of the Company’s stock option activity and related information follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, January 1, 2001	664,849	$32.74
Granted	87,750	14.28	$4.95
Exercised	(856)	21.75
Forfeited	(97,519)	27.58

Options outstanding, December 31, 2001	654,224	31.05
Granted	128,750	9.50	$4.65
Forfeited	(35,250)	20.33

Options outstanding, December 31, 2002	747,724	27.84
Granted	120,500	2.04	$1.81
Forfeited	(29,400)	20.05

Options outstanding, December 31, 2003	838,824	$24.41

Options exercisable, December 31, 2003	579,212	$31.97

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

A summary of weighted-average exercise prices for options outstanding and exercisable as of December 31, 2003 and the weighted-average remaining contractual life of options outstanding follows:

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Options outstanding:
$1.90—$8.84	119,500	$2.04	9.81
$8.85—$20.00	225,850	12.62	8.00
$20.01—$30.00	101,100	25.05	6.04
$30.01—$42.13	392,374	37.84	1.58

	838,824	$24.41	5.02

Options exercisable:
$1.90—$8.84	—	—
$8.85—$20.00	100,813	$14.96
$20.01—$30.00	86,025	25.12
$30.01—$42.13	392,374	37.84

	579,212	$31.97

There were 1,518,174 common shares authorized for awards and distribution under all of the Company stock plans. At the end of 2003, 462,514 shares remain available for use for the above plans.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 2.8%-6.4%; dividend yields ranging from 0.0%-4.2%; volatility factors of the expected market price of the Company’s common shares of 138%, 53% and 51% in 2003, 2002 and 2001, respectively; and a weighted-average expected life of five years for the options. Since changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE J—POSTRETIREMENT BENEFITS

The Company has a number of noncontributory defined benefit pension plans covering certain employee groups. The plans provide benefits based on the participant’s years of service and compensation, or stated amounts for each year of service. The Company’s funding policy is to contribute amounts to the plans sufficient to meet the minimum funding required by applicable regulations. In addition to pension benefits, the Company provides health care and life insurance for certain retired employees. The Company’s policy is to fund these postretirement benefit costs principally on a cash basis as claims are incurred. The Coal Industry Retiree Health Benefit Act of 1992 (Coal Act) requires companies that previously mined coal to pay the cost of certain health care benefit obligations for retired coal miners and their dependents. The charge for the Coal Act in 1992 was recorded as an extraordinary charge. In 2003, the Company adopted SFAS No. 132; “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which revised and expanded disclosures about pension plans other postretirement benefits. SFAS No. 132 did not change existing measurement or recognition provisions.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

A summary of the Company’s pension and other benefits is as follows (in thousands):

			Other Benefits
	Pension Benefits		Postretirement Health Care		Coal Act
	2003	2002	2003	2002	2003	2002
Change in benefit obligations:
Benefit obligations at beginning of year	$86,335	$83,669	$52,501	$48,928	$6,565	$7,035
Service cost	2,680	2,328	1,420	1,264
Interest cost	5,832	5,792	3,584	3,437	436	483
Plan participant contributions	18	18
Amendments		(143)
Actuarial loss (gain)	2,488	(541)	(4,910)	(228)		(210)
Assumption changes	3,994	2,230	6,819	1,580	317
Benefits paid	(7,711)	(7,018)	(2,633)	(2,480)	(701)	(743)

Benefit obligations at end of year	93,636	86,335	56,781	52,501	6,617	6,565
Change in plan assets:
Fair value of plan assets at beginning of year	75,733	94,297	252	199
Actual return on plan assets	17,376	(14,201)		27
Employer contributions	2,456	2,631	2,658	2,506
Plan participant contributions	18	18
Benefits paid	(7,711)	(7,018)	(2,633)	(2,480)
Acquisitions		6

Fair value of plan assets at end of year	87,872	75,733	277	252

Funded status	(5,764)	(10,602)	(56,504)	(52,249)	(6,617)	(6,565)
Unrecognized net actuarial loss	35,981	42,630	7,241	5,468
Unrecognized prior service cost (credit)	2,118	2,449	(786)	(1,027)
Unrecognized initial net asset		(14)

Net asset (liability) recognized	$32,335	$34,463	$(50,049)	$(47,808)	$(6,617)	$(6,565)

Amounts recognized in balance sheet consist of:
Prepaid benefit cost	$33,724	$35,819
Intangible asset	1,595	1,876

Prepaid pension costs	35,319	37,695
Accumulated other comprehensive income	6,185	7,349
Accrued long-term benefit liability	(9,169)	(10,581)	$(50,049)	$(47,808)	$(6,617)	$(6,565)

Net asset (liability) recognized	$32,335	$34,463	$(50,049)	$(47,808)	$(6,617)	$(6,565)

Weighted-average assumptions:
To determine net periodic benefit cost for years ended December 31
Discount rate	7.00%	7.25%	7.00%	7.25%	7.00%	7.25%
Rate of compensation increase	4.00%	4.00%	N/A	N/A	N/A	N/A
Expected return on plan assets	9.00%	9.00%	6.00%	6.00%	N/A	N/A
To determine benefit obligations at December 31
Discount rate	6.50%	7.00%	6.50%	7.00%	6.50%	7.00%
Rate of compensation increase	4.00%	4.00%	N/A	N/A	N/A	N/A

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

The return on plan assets reflects the weighted-average expected long-term rate of return for the broad categories of investments held by the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected long-term returns on plan investments.

For purposes of measuring the accumulated postretirement benefit obligation for other postretirement health care benefits, a 10.00% (pre-65) and 6.00% (post-65) annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. These rates are assumed to decease gradually to 5.00% (the pre-65 rate in 2009 and the post-65 rate in 2006), and remain at those levels thereafter. For prescription drug costs, a 13.5% annual rate of increase is assumed for 2004. This rate is assumed to decrease gradually to 5.00% in 2015 and remain at that level thereafter.

	Pension Benefits[1]
	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$2,680	$2,328	$2,251
Interest cost	5,832	5,792	5,847
Expected return on plan assets	(6,641)	(8,301)	(9,400)
Amortization of prior service cost	331	322	331
Amortization of initial net asset	(14)	(576)	(558)
Recognized net actuarial loss (gain)	2,395	631
Special termination benefits[3]			3,439

Net periodic benefit cost	$4,583	$196	$1,910

	Other Benefits[2]
	Postretirement Health Care			Coal Act
	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$1,420	$1,264	$1,012
Interest cost	3,584	3,438	3,271	$436	$483	$547
Expected return on plan assets	(15)	(12)	(12)
Amortization of prior service cost	(241)	(241)	(241)
Recognized net actuarial loss (gain)[4]	151	118	(956)	317	(210)	35
Special termination benefits[3]			437

Net periodic benefit cost	$4,899	$4,567	$3,511	$753	$273	$582

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Other Benefits[2]
	Postretirement Health Care		Coal Act
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on total of service and interest cost components	$667	$(525)	$45	$(38)
Effect on postretirement benefit obligation	7,862	(5,379)	625	(525)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

The Company’s pension plan and postretirement health care plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category, were as follows:

			Other Benefits[2]
	Pension Benefits[1]		Postretirement Health Care
	2003	2002	2003	2002
Weighted-average asset allocations:
Equity securities	71.6%	67.6%
Debt securities	28.3%	32.1%
Cash and cash equivalents	0.1%	0.3%	100%	100%

	100%	100%	100%	100%

The Company’s investment strategy for its pension plans is to preserve and increase principal and provide a sufficient expected long-term rate of return to meet the actuarial assumptions of the plans (i.e., expected long-term rate of 9%) within an acceptable level of risk. High levels of risk are to be avoided at the total fund level through diversification by asset class, style of manager, and industry and sector limits. The investment policy establishes a target allocation for each asset class, which is re-balanced on a quarterly basis. Target allocations for 2004 are 70% equity securities and 30% debt securities, which are consistent with the 2003 and 2002 target levels. Target tolerances are typically less than 5%. The plans utilize a number of equity, balanced and fixed income funds, as well as investments in individual debt and equity securities, to achieve target asset allocations. The Company’s investment strategy for its postretirement health care plan is to invest 100% of the principal in low-risk, cash and cash equivalents to preserve the principal.

Pension plan assets include 336,000 shares of the Company’s common stock at both December 31, 2003 and 2002. The ending market values for these shares were $1,416,000 in 2003 and $2,237,000 in 2002. The value of these shares at February 25, 2004 approximated $239,000. There were no dividends paid during 2003 or 2002 on these shares.

[1]	Reflects the combined pension plans of the Company
[2]	Reflects the postretirement health care and life insurance plan of the Company and benefits required under the 1992 Coal Act.
[3]	Reflects the incremental increase in pension and postretirement benefit obligation resulting from the Company’s voluntary early retirement program.
[4]	Includes the assumption change with regards to the Coal Act, which is recognized into net periodic benefit cost in the year of change.

The accumulated benefit obligation for all defined benefit pension plans of the Company was $85,240,000 and $80,733,000 at December 31, 2003 and 2002, respectively.

The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $32,357,000, $28,320,000 and $19,517,000, respectively, as of December 31, 2003 and $27,577,000, $26,063,000 and $15,993,000, respectively, as of December 31, 2002.

The discount rate on the Company’s pension and other benefit plans was decreased to 6.50% at December 31, 2003 from 7.00% in 2002. Additionally, the annual rate of increase in the per capita cost of covered health care benefits was revised to 10.00% (pre-65) and 6.00% (post-65), decreasing gradually to 5.00% (the pre-65 rate

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

in 2009 and the post-65 rate in 2006) at December 31, 2003 from 8.25% (pre-65) and 6.00% (post-65), with the pre-65 rate decreasing gradually to 6% in 2006 and the post-65 rate remaining constant at December 31, 2002. These changes resulted in an increase in the benefit obligation of $3,994,000 for the pension plans and $6,819,000 ($1,199,000) related to the revision of the per capita cost of covered health care benefits) for the postretirement health care plan at December 31, 2003. The discount rate on the Company’s pension and other benefit plans was decreased to 7.00% at December 31, 2002 from 7.25% in 2001. The change resulted in an increase in the projected benefit obligation of $2,230,000 for the pension plans and $1,580,000 for the other postretirement benefit plans at December 31, 2002.

The Company expects to contribute approximately $4,500,000 to its pension plans and $2,900,000 to its postretirement health care plan in 2004.

The Company’s postretirement health care plan provides prescription drug benefits that may be affected by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act), signed into law in December 2003. In accordance with Federal Accounting Standards Board (FASB) Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” the effects of the Act on the Company’s postretirement plan have not been included in the measurement of the Company’s accumulated postretirement benefit obligation or net periodic postretirement benefit cost for 2003. In February 2004, the FASB determined that the federal subsidy available under the Act to plan sponsors that provide retiree health benefits that are “actuarially equivalent” to Medicare benefits should be accounted for within the scope of SFAS No. 106, “Employers Accounting for Postretirement Benefits Other than Pensions.” The effect of the federal subsidy on benefits attributable to past services and future changes in the estimated amount of the subsidy should be accounted for as an actuarial gain under SFAS No. 106, while the effects of the subsidy attributable to future service should be accounted for as a reduction to future service costs. Plan amendments made in contemplation of the subsidy should be accounted for as either an actuarial gain (if the net result of the amendment and the subsidy is a reduction to the accumulated post retirement benefit obligation) or a plan amendment (if the net result of the amendment and subsidy increases the accumulated postretirement benefit obligation). Furthermore, the FASB decided that the tax exempt nature of the subsidy should be reflected when the subsidy is recognized as a reduction to the accrued postretirement benefit obligation. The FASB has not yet finalized how “actuarial equivalency” should be determined. The final guidance, when issued, may require the Company to re-measure its postretirement benefit obligation and may require the Company to amend its plan to benefit from the Act.

The Company maintains defined contribution plans for certain employees and contributes to these plans based on a percentage of employee contributions, including an employee stock ownership plan covering non-bargaining employees of the Company’s corporate office and certain other bargaining and non-bargaining employee groups. Contributions to the employee stock ownership plan by the Company were equal to either 50% or 75% of a participant’s contribution, depending on the participant’s employee group, up to a maximum of 8% of a participant’s compensation. During 2003, management of the Company elected to indefinitely suspend and/or reduce its contributions to the employee stock ownership plan. The expense for these plans was $1,185,000, $1,721,000 and $1,707,000 for 2003, 2002 and 2001, respectively. The Company also pays into certain defined benefit multi-employer plans under various union agreements that provide pension and other benefits for various classes of employees. Payments are based upon negotiated contract rates and related expenses totaled $1,394,000, $1,084,000 and $1,200,000 for 2003, 2002 and 2001, respectively.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE K—COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computers and equipment in addition to a vessel charter in its Marine Services fleet. In general, these operating leases are renewable or contain purchase options. The purchase price or renewal lease payment is based on the fair market value of the asset at the date of purchase or renewal. Rental expense was $10,271,000, $9,918,000 and $10,207,000 in 2003, 2002 and 2001, respectively.

Future minimum payments at December 31, 2003, under non-cancelable operating leases, are $7,816,000 in 2004, $6,826,000 in 2005, $5,562,000 in 2006, $3,944,000 in 2007, $2,734,000 in 2008 and $12,531,000 thereafter.

At December 31, 2003, the Company employed approximately 1,804 people, of whom 137 are management. 47% of the Company’s employees are unionized, and the Company is party to eleven collective bargaining agreements with various labor unions. The Company believes that it maintains good relations with each of these unions. In 2004, collective bargaining agreements representing approximately 567 employees will expire. Management expects to be able to negotiate new contracts with each of these union groups.

The Company is subject to various environmental laws and regulations imposed by federal, state and local governments. Also, in the normal course of business, the Company is involved in various pending or threatened legal actions. When practicable, the Company records liabilities at estimated amounts for all matters which are expected to be probable of occurrence. When the Company cannot reasonably estimate future costs and the likelihood of occurrence is less than probable related to such matters, no amounts are accrued. However, costs incurred to comply with environmental regulations and to settle litigation have not been significant in 2003 and prior years. Although it is possible that the Company’s future operating results could be affected by future costs of environmental compliance or litigation, it is management’s belief that such costs will not have a material adverse effect on the Company’s consolidated financial statements.

The Company and certain of its subsidiaries are involved in a limited number of claims and routine litigation incidental to operating its current business. In each case, the Company is actively defending or prosecuting the claims. Many of the claims are covered by insurance and none are expected to have a material adverse effect on the financial condition of the Company. While the Company is under Chapter 11 bankruptcy protection, all legal proceedings against the Company and/or its subsidiaries are stayed by operation of federal law.

Several of the Company’s subsidiaries have been and continue to be named as defendants in a large number of cases relating to the exposure of people to asbestos and silica. The plaintiffs in the cases generally seek compensatory and punitive damages of unspecified sums based upon the Jones Act, common law or statutory product liability claims. Some of these cases have been brought by plaintiffs against the Company (or its subsidiaries) and other marine services companies or product manufacturer co-defendants. Considering the Company’s past and present operations relating to the use of asbestos and silica, it is possible that additional claims may be made against the Company and its subsidiaries based upon similar or different legal theories seeking similar or different types of damages and relief. The suits filed pursuant to the Jones Act are filed in Federal Court and have been assigned to the Multidistrict Litigation Panel (MDL); there are approximately 700 claims, all of which are currently dormant and have been so for many years.

The Company believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance policies and an insurance trust from multiple sources. In the third quarter of 2003, the Company agreed with one of its several insurers to fund a settlement insurance trust (the Trust) to cover a significant portion of settlement and defense costs arising out of asbestos litigation. The Company has access to

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Trust funds to cover settlements and defense costs and does not anticipate that it will have the need to cover such costs from its own funds. Accordingly, the $2,408,000 (or $0.29 per share, assuming dilution) reserve for asbestos claims related to insolvent insurers recorded at the end of 2002 has been reversed, as has an $845,000 (or $0.10 per share, assuming dilution) increase to this reserve provided during the first half of 2003. Additionally, the agreement provides that the Company may use up to $4,000,000 ($1,681,000 used in 2003) of the Trust’s assets to cover the cost of any other related or unrelated insurable or insurance related expense. At December 31, 2003, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims of approximately 75,000 claimants.

With respect to silica claims, the Company at December 31, 2003 was co-defendant in cases involving approximately 20,000 claimants. The Company has been and will continue to be responsible for funding a small percentage of all settlements and defense costs. Management believes that its share of settlements on an annual basis is not significant, although the Company continues to maintain a reserve on its balance sheet to address this contingency.

The exposure of persons to silica and the accompanying health risks have been and continue to be significant issues confronting the industrial minerals industry in general, and specifically our Performance Minerals segment. Proposed changes to standards for exposure to silica are under review by the United States Occupational Safety and Health Administration. This review could result in more stringent worker safety standards or, in the alternative, requirements for additional action on the part of silica users regarding lower permissible exposure limits for silica. More stringent worker safety standards or additional action requirements, including the costs associated with these revised standards or additional action requirements, and actual or perceived concerns regarding the threat of liability, or health risks, including silicosis, associated with silica use, may affect the buying decisions of the users of our silica products. If worker safety standards are made more stringent, if the Company is required to take additional action regarding lower permissible exposure limits for silica, or if the Company’s customers decide to reduce their use of silica products based on actual or perceived health risks or liability concerns, the Company’s operating results, liquidity and capital resources could be materially adversely affected. The extent of any material adverse effect would depend on the nature and extent of the changes to the exposure standards, the cost of meeting and our ability to meet more stringent standards, the extent of any reduction in our customer’s use of our silica products and other factors that cannot be estimated at this time.

During the fourth quarter of 2003, the Company settled a series of multi-party law suits and an arbitration relating to its prior involvement in Eveleth Mines. The parties included the current mine operator and its shareholders, an insurance carrier and one of the Company’s subsidiaries. The nature of the allegations against the Company included claims relating to the liability for retrospective premiums and duty to reimburse others for legal expenses incurred in defending settled litigation. Under the settlement, the Company has agreed to pay $3,650,000 to the insurance carrier, with an initial payment of $1,000,000 made in December 2003 and the remainder payable in monthly installments through March 2006. Accordingly, the Company has recorded a liability of $2,462,000 at December 31, 2003, representing the present value of the required future payments. The Company maintains recourse against the current operator, Eveleth Mines LLC (d.b.a. EVTAC Mining), for its share of the total settlement with the insurance carrier. However, since EVTAC Mining filed for protection under Chapter 11 of the U.S. Bankruptcy Code in May 2003, the Company has fully reserved for the $2,239,000 due from EVTAC Mining.

Litigation is inherently unpredictable and subject to many uncertainties. Adverse court rulings, determinations of liability or retroactive or prospective changes in the law could affect claims made against the

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Company and encourage or increase the number and nature of future claims and proceedings. Together, with reserves recorded and available insurance, pending litigation is not expected to have a material adverse effect on the Company’s operations, liquidity or financial condition.

NOTE L—INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

The Company is headquartered in Cleveland, Ohio and supplies essential natural resources to industrial and commercial customers. The Company operates its businesses as three reporting segments focused on its key markets served. The segments align operations which share business strategies, are related by geography and product mix, and reflect the way management evaluates the operating performance of its businesses. The operations are reported as: Great Lakes Minerals, Global Stone, and Performance Minerals. Through the direct sales force of each operating segment, the Company serves customers in a wide range of industries, including building products, energy, environmental and industrial. The composition of the segments and measure of segment profitability is consistent with that used by the Company’s management. The Company’s primary measurement focus is operating income and EBITDA. Interest expense, other income (expense) and restructuring charges are grouped with Corporate and Other and not presented by segment, since they are excluded from the measure of segment profitability used by the Company’s management. The accounting policies of the segments are the same as those described in Note B.

Great Lakes Minerals

The Great Lakes Minerals business segment is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company’s Michigan Limestone, Marine Services and Erie Sand and Gravel operations. Great Lakes Minerals’ operations primarily serve the industrial and chemical, building materials and construction, and energy industries. This business segment operates three Michigan limestone quarries, dock facilities and a fleet of 12 self-unloading vessels on the Great Lakes. The segment’s operations primarily supply limestone aggregate and chemical limestone, limestone for construction and other purposes, iron ore for integrated steel manufacturers and coal for electric utility companies.

Global Stone

The Global Stone business segment primarily mines and processes lime, limestone fillers, chemical limestone and construction aggregate. Overall, this business segment has seven operations and operates twelve limestone quarries, primarily in the Southeast and Mid-Atlantic regions of the United States. Lime and chemical limestone are used for water and waste treatment, steel making, flue gas desulfurization, glass production, animal feed, fertilizers, and fillers for plastic, latex, and sealants. Limestone fillers are used for many diverse industrial and agricultural processes, including fiberglass, roofing shingles, carpet backing and animal feed. Limestone is sized and graded for aggregates primarily used in construction.

Performance Minerals

The Performance Minerals business segment mines and processes specialized industrial minerals, primarily high-purity silica sands and muscovite mica, and combines the Industrial Sands and Specialty Minerals operations. This business segment includes six operations in the southwestern United States, one operation in Ohio and one in North Carolina. It produces fracturing sands used in oil and gas well drilling; industrial sands used as abrasives and for fillers in building materials; silica flour for fiberglass and ceramic production; recreational sands for golf courses, playgrounds, athletic fields, and landscaping; foundry sands for ferrous and non-ferrous metal die casting; filtration sands; and wet-ground, dry-ground and surface-modified mica, which are value-added ingredients in joint compounds, paint and rubber and plastic compounds.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Geographic information for revenues and long-lived assets are as follows (in thousands):

	Revenues [1]	Long-Lived Assets
2003
United States	$384,156	$455,272
Canada and other foreign	20,073

Consolidated	$404,229	$455,272

2002
United States	$385,626	$482,701
Canada and other foreign	14,946

Consolidated	$400,572	$482,701

2001
United States	$394,228	$493,136
Canada and other foreign	9,983

Consolidated	$404,211	$493,136

[1]	Revenues are attributed to countries based on the location of customers.

Accounts receivable of $10,144,000, $9,981,000, $9,450,000 and $9,299,000 are due from companies in the construction, limestone, metallurgy and utilities industries, respectively, at December 31, 2003. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Credit losses within these industries have not been historically significant. There were no customers that exceeded 10% of consolidated net sales and operating revenues in 2003, 2002 or 2001.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

In Thousands	Great Lakes Minerals[1]	Global Stone[2]	Performance Minerals	Total Segments	Corporate and Other	Consolidated
2003
Identifiable assets	$265,737	$250,080	$75,549	$591,366	$57,328[3]	$648,694
Depreciation, depletion and amortization expense	15,117	14,360	7,993	37,470	307	37,777
Capital expenditures	7,956	7,467	3,105	18,528	637	19,165
Net sales and operating revenues	$143,295	$173,272	$87,662	$404,229		$404,229
Intersegment revenues, at market	3,996			3,996	$(3,996)

Total net sales and operating revenues	$147,291	$173,272	$87,662	$408,225	$(3,996)	$404,229
Operating income (loss)	$4,990	$12,424	$(2,903)[5]	$14,511	$(21,158)[4]	$(6,647)
(Loss) gain on disposition of assets	(7)	(3,702)	(40)	(3,749)	63	(3,686)
Interest expense					(53,843)	(53,843)
Other income—net					2,032	2,032

Income (loss) before income taxes and cumulative effect of accounting change	$4,983	$8,722	$(2,943)	$10,762	$(72,906)	$(62,144)

2002
Identifiable assets	$266,064	$270,905	$89,512	$626,481	$60,986[3]	$687,467
Depreciation, depletion and amortization expense	14,367	12,481	6,717	33,565	100	33,665
Capital expenditures	5,963	9,395	3,913	19,271	745	20,016
Net sales and operating revenues	$153,432	$161,220	$85,920	$400,572		$400,572
Intersegment revenues, at market	3,488			3,488	$(3,488)

Total net sales and operating revenues	$156,920	$161,220	$85,920	$404,060	$(3,488)	$400,572
Operating income (loss)	$18,858	$15,284	$11,481	$45,623	$(10,998)[4]	$34,625
(Loss) gain on disposition of assets	(28)	134	(51)	55		55
Interest expense					(43,595)	(43,595)
Other expense—net			(179)	(179)	(3,942)	(4,121)

Income (loss) before income taxes	$18,830	$15,418	$11,251	$45,499	$(58,535)	$(13,036)

2001
Identifiable assets	$259,746	$270,451	$95,540	$625,737	$54,412[3]	$680,149
Depreciation, depletion and amortization expense	13,794	14,500	7,363	35,657	75	35,732
Capital expenditures	5,339	10,458	11,060	26,857	18	26,875
Net sales and operating revenues	$149,593	$155,229	$99,389	$404,211		$404,211
Intersegment revenues, at market	2,513			2,513	$(2,513)

Total net sales and operating revenues	$152,106	$155,229	$99,389	$406,724	$(2,513)	$404,211
Operating income (loss)	$15,421	$11,232	$13,245	$39,898	$(24,690)[4]	$15,208
(Loss) gain on disposition of assets	(30)	6	61	37	27	64
Interest expense					(40,084)	(40,084)
Other expense—net					(6,768)[6]	(6,768)

Income (loss) before income taxes	$15,391	$11,238	$13,306	$39,935	$(71,515)	$(31,580)

[1]	Includes the results of operations of Erie Sand and Gravel from the acquisition date of January 2003.
[2]	Includes the results of operations of the Lawn and Garden business unit through October 2003 when it was sold.
[3]	Consists primarily of prepaid pension assets and deferred financing fees in each of the years.
[4]	Includes Corporate general, administrative and selling expenses as well as restructuring charges.
[5]	Includes an asset impairment charge of $13,114 to reduce the book value of the segment’s Specialty Minerals operation to fair value.
[6]	Includes a charge of $4,303 to establish a reserve against an unsecured note receivable arising from the 1998 sale of a discontinued, steel-related business.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE M—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 are summarized as follows (In thousands):

	Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
2003
Net sales and operating revenues	$103,312	$121,527	$116,506	$62,884
Cost of goods sold and operating expenses	85,786	91,030	88,884	49,544
Gross Profit	8,597	19,607	17,015	8,264
Loss before cumulative effect of accounting change	(9,886)	325	(12,581)	(9,659)
Net (loss) income	(9,886)	325	(12,581)	(11,050)
Per common share:
Loss before cumulative effect of accounting change	(1.90)	0.06	(2.47)	(1.90)
Net (loss) income—basic and assuming dilution	(1.90)	0.06	(2.47)	(2.17)
2002
Net sales and operating revenues	$101,972	$123,653	$112,592	$62,355
Cost of goods sold and operating expenses	78,773	89,745	78,823	47,306
Gross Profit	14,688	21,140	24,194	10,941
Net (loss) income	(6,682)	2,015	3,532	(5,473)
Per common share:
Net (loss) income—basic and assuming dilution	(1.33)	0.40	0.70	(1.09)

During the fourth quarter of 2003, the Company sold the Lawn and Garden business unit of its Global Stone segment for a net loss of $2,252,000 (or $0.44 per share, assuming dilution). The loss was included in gain (loss) on disposition of assets on the Consolidated Statement of Operations See Note C for additional disclosures related to the sale of the Lawn and Garden business unit.

Net income for the third quarter of 2003 included a net charge of $823,000 (or $0.16 per share, assuming dilution) to increase the Company’s provision for doubtful accounts, primarily to reflect the increased risk of doubtful collection regarding two customers of the Great Lakes Minerals segment who filed for Chapter 11 bankruptcy protection. The charge was included in provision for doubtful accounts on the Consolidated Statement of Operations.

Net loss for the second quarter of 2003 included a net impairment charge of $8,000,000 (or $1.57 per share, assuming dilution) to reduce the net book value of the Performance Minerals segment’s Specialty Minerals operation to its estimated fair value, as determined by management based on a third-party appraisal. The impairment charge was included in provision for restructuring, asset retirements and early retirement programs on the Consolidated Statement of Operations. See Note D for additional disclosures related to the impairment charge.

Net loss for the first quarter of 2003 included a net charge of $888,000 (or $0.17 per share, assuming dilution) to partially reserve for EVTAC Mining. EVTAC Mining is a non-trade debtor to the Company for obligations arising out of a prior relationship who filed for protection under Chapter 11 of the U.S. Bankruptcy Code in May 2003. Due to changes in facts and circumstances, an additional net charge of $478,000 (or $0.09 per share, assuming dilution) was included in net loss for the third quarter of 2003 to fully reserve for this matter. These charges were included in other income (expense) on the Consolidated Statement of Operations. See Note K for additional disclosures regarding EVTAC Mining.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Net loss for the first quarter of 2003 included a net charge of $1,391,000 (or $0.27 per share, assuming dilution) for the cumulative effect of an accounting change for asset retirement obligations. See Note A for additional disclosures on asset retirement obligations.

Net loss for the fourth quarter of 2002 included a net charge of $1,469,000 (or $0.29 per share, assuming dilution) to reserve for product liability claims. Additionally, a net charge of $515,000 (or $0.10 per share, assuming dilution) was recorded in the second quarter of 2003 to increase the Company’s reserve for product liability claims. The product liability reserve related to asbestos was reversed during the third quarter of 2003, as a result of the funded insurance trust. See Note K for additional disclosures about product liability claims and the reversal of the Company’s reserve.

EXHIBIT INDEX

SEC Exhibit No.	Description	Location**
2	(a) Agreement and Plan of Merger dated as of March 3, 1999 by and among Oglebay Norton Company, Oglebay Norton Holding Company, ONCO Investment Company and Oglebay Norton Merger Company	Incorporated by reference in Exhibit 2 of the Registrant’s Form 8-K (Commission No. 000-00663) filed March 19, 1999

	(b) Agreement and Plan of Merger dated as of January 8, 2001 between Oglebay Norton Company and ON Minerals Company, Inc.	Incorporated by reference in Exhibit A of Registrant’s Proxy Statement/Prospectus in Registrant’s Form S-4 (Commission No. 333-53534) filed January 11, 2001

3	(a) Amended and Restated Articles of Incorporation	Incorporated by reference in Exhibit B of Registrant’s Proxy Statement/Prospectus in Registrant’s Form S-4 (Commission No. 333-53534) filed January 11, 2001

	(b) Amended and Restated Code of Regulations	Incorporated by reference in Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q (Commission No. 000-32665) for the quarter ended March 31, 2003

4	(a) The Company is a party to instruments, copies of which will be furnished to the Securities and Exchange Commission upon request, defining the rights of holders of its long-term debt identified in Note G to the Consolidated Financial Statements

	(b) Indenture dated as of February 1, 1999 among Predecessor Registrant, the Guarantors and Norwest Bank Minnesota, National Association	Incorporated by reference in Exhibit 10(w)(1) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-25651) for the year ended December 31, 1998

	(b)(1) Supplemental Indenture (Assignment and Assumption Agreement) dated as of March 5, 1999 among Registrant, Predecessor Registrant and Norwest Bank Minnesota, National Association	Incorporated by reference in Exhibit 10(w)(3) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-25651) for the year ended December 31, 1998

	(b)(2) Supplemental Indenture dated March 5, 1999	Incorporated by reference in Exhibit 4.10 of Registrant’s Form S-4 (Commission No. 333-76265) filed on April 14, 1999

	(b)(3) Supplemental Indenture dated April 12, 1999	Incorporated by reference in Exhibit 4.10 of Registrant’s Form S-4 (Commission No. 333-76265) filed on April 14, 1999

	(b)(4) Supplemental Indenture dated April 3, 2000 among Registrant and Norwest Bank Minnesota, National Association	Incorporated by reference in Exhibit 4.1 of Registrant’s Quarterly Report on Form 10-Q (Commission No. 000-25651) for the quarter ended March 31, 2000

SEC Exhibit No.	Description	Location**

	(b)(5) Supplemental Indenture dated April 26, 2000 among Registrant and Norwest Bank Minnesota, National Association	Incorporated by reference in Exhibit 4.2 of Registrant’s Quarterly Report on Form 10-Q (Commission No. 000-25651) for the quarter ended March 31, 2000

10	(a) Form of Change of Control Agreement entered into by the Registrant with 5 Executive Officers as follows:*	Incorporated by reference in Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (Commission No. 000-25651) for the quarter ended June 30, 2000

• J.A. Boland

• S.A. Bon

• M.D. Lundin

• M.J. Minkel

• R.F. Walk

	(b)(1) Separation agreement with R.J. Compiseno*	Incorporated by reference in Exhibit 10(a) of the Registrant’s Quarterly Report on Form 10-Q (Commission No. 000-32665) for the quarter ended June 30, 2003

	(b)(2) Separation Agreement with K.P. Pavlich*	Incorporated by reference in Exhibit 10(b) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-32665) for the year ended December 31, 2002.

	(c) Agreement with John D. Weil*	Incorporated by reference in Exhibit 10(f) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) for the year ended December 31, 1993

	(c)(1) First Amendment to Agreement with John D. Weil*	Incorporated by reference in Exhibit 10(b)(1) of the Registrant’s Annual Report on Form 10-K (Commission No. 033-58816-99) for the year ended December 31, 1999

	(d) Oglebay Norton Company Long-Term Incentive Plan*	Incorporated by reference in Exhibit 10.H of the Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) for the year ended December 31, 1995

	(e) Form of Oglebay Norton Company 1999 Long-Term Incentive Plan*	Incorporated by reference in Exhibit 10(d) of the Registrant’s Annual Report on Form 10-K (Commission No. 033-58816-99) for the year ended December 31, 1999

SEC Exhibit No.	Description	Location**

	(f) Amended and Restated Director Stock Plan*	Incorporated by reference in Exhibit 10(i)(1) of the Registrant’s Quarterly Report on Form 10-Q (Commission No. 000-00663) for the quarter ended September 30, 1997

	(f)(1) First Amendment to Amended and Restated Director Stock Plan*	Incorporated by reference in Exhibit 10(e)(1) of the Registrant’s Annual Report on Form 10-K (Commission No. 033-58816-99) for the year ended December 31, 1999

	(f)(2) Second Amendment to Amended and Restated Director Stock Plan*	Incorporated by reference in Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (Commission No. 000-32665) for the quarter ended June 30, 2002

	(g) Oglebay Norton Director Fee Deferral Plan*	Incorporated by reference in Exhibit A to the Registrant’s Proxy Statement (Commission No. 000-00663) dated July 2, 1998

	(g)(1) Amendment to Director Fee Deferral Plan*	Incorporated by reference in Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (Commission No. 000-32665) for the quarter ended June 30, 2002

	(h) Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated by reference in Exhibit 10(j) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) for the year ended December 31, 1996

	(h)(1) First Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated by reference in Exhibit 10(j)(1) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) for the year ended December 31, 1996

	(h)(2) Second Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated by reference in Exhibit 10(j)(2) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) for the year ended December 31, 1996

	(h)(3) Form of Third Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated by reference in Exhibit 10(h)(3) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) for the year ended December 31, 1997

	(i) Oglebay Norton 2002 Stock Option Plan*	Incorporated by reference in Appendix B to the Registrant’s Proxy Statement (Commission No. 000-32665) dated March 11, 2002

	(j) Irrevocable Trust Agreement II*	Incorporated by reference in Exhibit 10(l) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) for the year ended December 31, 1996

SEC Exhibit No.	Description	Location**

	(k) Executive Life Insurance Program I (Form of Letter Agreement)*	Incorporated by reference in Exhibit 10(m) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) for the year ended December 31, 1996

	(l) Executive Life Insurance Program II (Program description)*	Incorporated by reference in Exhibit 10(n) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) for the year ended December 31, 1996

	(m) Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement)*	Incorporated by reference in Exhibit 10(o) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) for the year ended December 31, 1996

	(m)(1) First Amendment to Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement), dated as of December 15, 1994*	Incorporated by reference in Exhibit 10(o)(1) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) for the year ended December 31, 1996

	(m)(2) Form of Second Amendment to Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement), dated as of December 17, 1997*	Incorporated by reference in Exhibit 10(m)(2) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) for the year ended December 31, 1997

	(n) Amended and Restated Credit Agreement dated as of April 3, 2000 by and among Registrant and Keybank National Association, as administrative agent, and other banks	Incorporated by reference in Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q (Commission No. 000-25651) for the quarter ended March 31, 2000

	(n)(1) Amendment No. 1 and Waiver to Credit Agreement dated as of June 30, 2001 by and among Registrant and KeyBank National Association, as administrative agent, and other banks	Incorporated by reference in Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q (Commission No. 000-32665) for the quarter ended June 30, 2001

	(n)(2) Amendment No. 2 Waiver to Credit Agreement and dated as of November 9, 2001 by and among Registrant and KeyBank National Association, as administrative agent, and other banks	Incorporated by reference in Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q (Commission No. 000-32665) for the quarter ended September 30, 2001

	(n)(3) Amendment No. 3 and Waiver to Credit Agreement and dated as of December 24, 2001 by and among Registrant and KeyBank National Association, as administrative agent, and other banks	Incorporated by reference in Exhibit 99.1 of Registrant’s Form 8-K (Commission No. 000-32665) filed January 7, 2002

	(n)(4) Amendment No. 4 to Credit Agreement dated as of October 23, 2002 by and among Registrant and KeyBank National Association, as administrative agent, and other banks	Incorporated by reference in Exhibit 99.1 of Registrant’s Form 8-K (Commission No. 000-32665) filed November 1, 2002

SEC Exhibit No.	Description	Location**

	(n)(5) Amendment No. 6 and Waiver to Credit Agreement dated as of March 31, 2003 by and among Registrant and KeyBank National Association, as administrative agent, and other banks	Incorporated by reference in Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q (Commission No. 000-32665) for the quarter ended March 31, 2003

	(n)(6) Amendment No. 7 and Waiver to Credit Agreement dated as of June 13, 2003 by and among Registrant and KeyBank National Association, as administrative agent, and other banks	Incorporated by reference in Exhibit 10.1 of the Registrant’s Form 8-K (Commission No. 000-32665) filed on June 17, 2003

	(n)(7) Amendment No. 8 and Waiver to Credit Agreement dated as of September 11, 2003 by and among Registrant and KeyBank National Association, as administrative agent, and other banks	Incorporated by reference in Exhibit 10.1 of the Registrant’s Form 8-K (Commission No. 000-32665) filed on September 18, 2003

	(o) Loan Agreement dated as of April 3, 2000 by and among Registrant and Keybank National Association, as administrative agent, and other banks	Incorporated by reference in Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q (Commission No. 000-25651) for the quarter ended March 31, 2000

	(o)(1) Amendment No. 1 and Waiver to Loan Agreement dated as of June 30, 2001 by and among Registrant and KeyBank National Association, as administrative agent, and other banks	Incorporated by reference in Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q (Commission No. 000-32665) for the quarter ended June 30, 2001

	(o)(2) Amendment No. 2 and Waiver to Loan Agreement dated as of November 9, 2001 by and among Registrant and KeyBank National Association, as administrative agent, and other banks	Incorporated by reference in Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q (Commission No. 000-32665) for the quarter ended September 30, 2001

	(o)(3) Amendment No. 3 and Waiver to Loan Agreement dated as of December 24, 2001 by and among Registrant and KeyBank National Association, as administrative agent, and other banks	Incorporated by reference in Exhibit 99.2 of Registrant’s Form 8-K (Commission No. 000-32665) filed January 7, 2002

	(o)(4) Amendment No. 4 to Loan Agreement dated as of October 23, 2002 by and among Registrant and KeyBank National Association, as administrative agent, and other banks	Incorporated by reference in Exhibit 99.2 of Registrant’s Form 8-K (Commission No. 000-32665) filed November 1, 2002

	(o)(5) Amendment No. 6 and Waiver to Loan Agreement dated as of March 31, 2003 by and among Registrant and KeyBank National Association, as administrative agent, and other banks	Incorporated by reference in Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q (Commission No. 000-32665) for the quarter ended March 31, 2003

SEC Exhibit No.	Description	Location**

	(o)(6) Amendment No. 7 and Waiver to Loan Agreement dated as of June 13, 2003 by and among Registrant and KeyBank National Association, as administrative agent, and other banks	Incorporated by reference in Exhibit 10.2 of the Registrant’s Form 8-K (Commission No. 000-32665) filed June 17, 2003

	(o)(7) Amendment No. 8 and Waiver to Loan Agreement dated as of September 11, 2003 by and among Registrant and KeyBank National Association, as administrative agent, and other banks	Incorporated by reference in Exhibit 10.2 of the Registrant’s Form 8-K (Commission No. 000-32665) filed September 18, 2003

	(p) Senior Secured Note Purchase Agreement dated as of October 25, 2002 among Oglebay Norton Company, the Guarantors listed on the signature pages thereto, The 1818 Mezzanine Fund II, L.P., and other purchasers	Incorporated by reference in Exhibit 99.3 of Registrant’s Form 8-K (Commission No. 000-32665) filed November 1, 2002

	(p)(1) Amendment No. 1 and Waiver to Senior Secured Note Purchase Agreement dated as of July 9, 2003 among the Registrant and the Noteholders	Incorporated by reference in Exhibit 10.1 of the Registrant’s Form 8-K (Commission No. 000-32665) filed on July 14, 2003

	(p)(2) Amendment No. 2 and Waiver to the Senior Secured Note Purchase Agreement dated as of September 11, 2003 among the Registrant and the Noteholders	Incorporated by reference in Exhibit 10.3 of the Registrant’s Form 8-K (Commission No. 000-32665) filed on September 18, 2003

	(q) Annual Incentive Plan (Performance Management Plan) (plan description)*	Incorporated by reference in Exhibit 10(q) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) for the year ended December 31, 1996

	(r) Employment Agreement between Company and John N. Lauer dated as of December 17, 1997*	Incorporated by reference in Exhibit 10(r) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) for the year ended December 31, 1997

	(r)(1) Amendment, dated June 30, 2000, to Employment Agreement dated as of December 17, 1997 between Registrant and John N. Lauer*	Incorporated by reference in Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (Commission No. 000-25651) for the quarter ended June 30, 2000

	(r)(2) Second Amendment, dated April 26, 2002, to Employment Agreement dated as of December 17, 1997 between Registrant and John N. Lauer*	Incorporated by reference in Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (Commission No. 000-32665) for the quarter ended March 31, 2002

	(s) Supplemental Letter between Company and John N. Lauer dated as of December 17, 1997*	Incorporated by reference in Exhibit 10(s) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) for the year ended December 31, 1997

SEC Exhibit No.	Description	Location**

	(t) Oglebay Norton Company Performance Option Agreement between the Company and John N. Lauer dated as of December 17, 1997*	Incorporated by reference in Exhibit 10(t) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) for the year ended December 31, 1997

	(u) Oglebay Norton Company Special Supplemental Retirement Plan dated as of December 17, 1997*	Incorporated by reference in Exhibit 10(u) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) for the year ended December 31, 1997

	(u)(1) Amendment, dated June 30, 2000, to Special Supplemental Retirement Plan dated as of December 17, 1997*	Incorporated by reference in Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (Commission No. 000-25651) for the quarter ended June 30, 2000

	(v) Form of Oglebay Norton Company Pour-Over Trust dated as of December 17, 1997*	Incorporated by reference in Exhibit 10(w) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) for the year ended December 31, 1997

	(w) Oglebay Norton Company Capital Accumulation Plan dated January 1, 2000*	Incorporated by reference in Exhibit 10(x) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission No. 000-25651)

	(w)(1) First Amendment to Oglebay Norton Company Capital Accumulation Plan dated as of January 30, 2001*	Incorporated by reference in Exhibit 10(x)(1) of Registrant’s Annual Report on Form 10-K (Commission No. 000-25651) for the year ended December 31, 2000

	(x) Registration Rights Agreement dated as of February 1, 1999 among Predecessor Registrant and the guarantors and CIBC/Oppenheimer Corp.	Incorporated by reference in Exhibit 10(w)(2) of the Registrant’s Annual Report on Form 10-K (Commission No. 000-25651) for the year ended December 31, 1998

	(y) Separation Agreement and Release between Company and Jeffrey S. Gray, dated as of December 21, 2001*	Incorporated by reference in Exhibit 10(y) of Registrant’s Annual Report on Form 10-K (Commission No. 000-32665) for the year ended December 31, 2001

	(z) Separation and Retirement Agreement and Release between Company and Stuart H. Theis, dated as of July 12, 2001*	Incorporated by reference in Exhibit 10(z) of Registrant’s Annual Report on Form 10-K (Commission No. 000-32665) for the year ended December 31, 2001

	(aa) Separation Agreement and Release between Company and Danny R. Shepherd, dated as of December 22, 2001*	Incorporated by reference in Exhibit 10(aa) of Registrant’s Annual Report on Form 10-K (Commission No. 000-32665) for the year ended December 31, 2001

	(bb) Form of Indemnity Agreement entered into by Registrant with Directors*	Incorporated by reference in Exhibit 10(bb) of Registrant’s Annual Report on Form 10-K (Commission No. 000-32665) for the year ended December 31, 2001

SEC Exhibit No.	Description	Location**

14	Code of Ethics	Filed herewith as Exhibit 14

21	Subsidiaries of the Company	Filed herewith as Exhibit 21

23	Consent of Independent Auditors	Filed herewith as Exhibit 23

31	(a) Certification of the Chief Executive Officer, M.D. Lundin, Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith as Exhibit 31(a)

	(b) Certification of the Chief Financial Officer, J.A. Boland, Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith as Exhibit 31(b)

32	Certification of the Chief Executive Officer, M.D. Lundin, and Chief Financial Officer, J.A. Boland, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32

*	Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company may be participants.
**	As appropriate, indicates filing made on behalf of Registrant’s predecessor, ON Marine Services Company, a Delaware corporation, before March 8, 1999 known as Oglebay Norton Company.