Form 10-Q
period 2004-03-31
OGLEBAY NORTON CO /OHIO/
filed 2004-05-17
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Common shares outstanding at May 11, 2004: 5,064,149

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1
Condensed Consolidated Statement of Operations (Unaudited) - Three Months Ended March 31, 2004 and 2003	3

Condensed Consolidated Balance Sheet (Unaudited) - March 31, 2004 and December 31, 2003	4

Condensed Consolidated Statement of Cash Flows (Unaudited) - Three Months Ended March 31, 2004 and 2003	5

Notes to Condensed Consolidated Financial Statements	6-18
Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-28
Item 3
Quantitative and Qualitative Disclosures About Market Risk	29
Item 4
Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1
Legal Proceedings	31-34
Item 2
Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	34
Item 3
Defaults upon Senior Securities	34
Item 4
Submission of Matters to a Vote of Security Holders	34
Item 5
Other Information	35
Item 6
Exhibits and Reports on Form 8-K	35

SIGNATURES AND CERTIFICATIONS	36-40

Part I. Item 1. FINANCIAL INFORMATION

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended March 31
	2004	2003
NET SALES AND OPERATING REVENUES	$69,434	$62,884
COSTS AND EXPENSES
Cost of goods sold and operating expenses	54,534	49,544
Depreciation, depletion, amortization and accretion	5,491	5,473
General, administrative and selling expenses	9,341	10,075
Provision for restructuring, asset impairments and early retirement programs	1,315	0

	70,681	65,092

OPERATING LOSS	(1,247)	(2,208)
Reorganization items, net	(4,565)	0
(Loss) gain on disposition of assets	(15)	63
Interest expense	(12,555)	(13,281)
Other income (expense), net	93	(1,591)

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(18,289)	(17,017)
INCOME TAX BENEFIT	(552)	(7,358)

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(17,737)	(9,659)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR ASSET RETIREMENT OBLIGATIONS (net of tax benefit of $889)	—	(1,391)

NET LOSS	$(17,737)	$(11,050)

PER SHARE AMOUNTS—BASIC AND ASSUMING DILUTION:
Loss before cumulative effect of accounting change	$(3.40)	$(1.90)
Cumulative effect of accounting change for asset retirement obligations (net of tax benefit of $0.18)	—	(0.27)

Net loss per share—basic and assuming dilution	$(3.40)	$(2.17)

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

ASSETS			LIABILITIES AND STOCKHOLDERS’ EQUITY

	(UNAUDITED) March 31, 2004	December 31, 2003		(UNAUDITED) March 31, 2004	December 31, 2003
CURRENT ASSETS			LIABILITIES NOT SUBJECT TO COMPROMISE
Cash and cash equivalents	$7,441	$—	CURRENT LIABILITIES
Accounts receivable, net of reserve for doubtful accounts (2004 - $5,571; 2003 - $5,842)	36,970	50,422	Accounts payable	$15,338	$26,070
Inventories Raw materials and finished products	31,999	35,236	Payroll and other accrued compensation	2,107	4,857
Operating supplies	12,072	12,795	Accrued expenses	7,836	14,906

	44,071	48,031	Accrued interest expense	2,671	8,392
Deferred income taxes	3,901	3,901	Current portion of long-term debt	—	420,350
Prepaid expenses and other current assets	32,112	10,915	Income taxes payable	—	480

TOTAL CURRENT ASSETS	124,495	113,269	TOTAL CURRENT LIABILITIES	27,952	475,055
PROPERTY AND EQUIPMENT	745,096	746,640	LONG-TERM DEBT, less current portion	—	1,490
Less allowances for depreciation, depletion and amortization	334,339	332,447	OTHER LONG-TERM LIABILITIES	1,888	29,500

	410,757	414,193	POSTRETIREMENT BENEFITS OBLIGATION	366	50,049
GOODWILL, net of accumulated amortization ($11,093 in 2004 and 2003)	73,877	73,877	DEFERRED INCOME TAXES	4,283	4,596

PREPAID PENSION COSTS	34,758	35,319	TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE	34,489	559,200
OTHER ASSETS	13,517	12,036	LIABILITIES SUBJECT TO COMPROMISE	552,251	—
			STOCKHOLDERS' EQUITY
			Common stock, par value $1 per share, authorized 30,000 shares; issued 7,253 shares	7,253	7,253
			Additional capital	9,272	9,312
			Retained earnings	88,338	106,075
			Accumulated other comprehensive loss	(4,167)	(4,542)

				100,696	118,098
			Treasury stock, at cost - 2,189 and 2,193 shares at respective dates	(30,032)	(30,094)

			TOTAL STOCKHOLDERS’ EQUITY	70,664	88,004

TOTAL ASSETS	$657,404	$648,694	TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$657,404	$648,694

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31
	2004	2003
OPERATING ACTIVITIES
Net loss	$(17,737)	$(11,050)
Adjustments to reconcile net loss to net cash provided (used) for operating activities:
Cumulative effect of accounting change for asset retirement obligations, net of taxes	0	1,391
Depreciation, depletion, amortization and accretion	5,491	5,473
Deferred vessel costs	(5,753)	(5,564)
Deferred winter maintenance costs	(8,388)	(9,936)
Deferred income taxes	(552)	(6,472)
Restructuring, asset impairments and early retirement programs	1,262	(420)
Reorganization items, net	4,565	0
Gain (loss) on disposition of assets	15	(63)
Increase in prepaid insurance	(5,285)	(1,540)
Increase in cash collateral	(1,376)	0
Decrease in prepaid pension costs	561	552
Decrease in accounts receivable	13,452	19,546
Decrease in inventories	3,917	3,171
Increase (decrease) in accounts payable	8,838	(4,829)
Decrease in payrolls and other accrued compensation	(6)	(2,414)
Increase (decrease) in accrued expenses	1,736	(3,415)
Increase (decrease) in accrued interest	1,823	(2,046)
Increase (decrease) in income taxes payable	7	(20)
Increase in postretirement benefits	791	797
Other operating activities	1,420	1,782

NET CASH PROVIDED (USED) FOR OPERATING ACTIVITIES	4,781	(15,057)
NET CASH USED FOR REORGANIZATION ITEMS	(2,916)	0
INVESTING ACTIVITIES
Capital expenditures	(5,120)	(6,335)
Acquisition of Erie Sand and Gravel Company	0	(6,831)
Proceeds from the sale of Redi-Mix	1,225	0
Proceeds from the sale of Richard Reiss	1,800	0
Proceeds from the disposition of assets	0	123

NET CASH USED FOR INVESTING ACTIVITIES	(2,095)	(13,043)
FINANCING ACTIVITIES
Repayments on debt	(41,577)	(38,805)
Additional debt	52,077	66,321
Financing costs	(2,829)	(172)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,671	27,344

Increase (decrease) in cash and cash equivalents	7,441	(756)
CASH AND CASH EQUIVALENTS, JANUARY 1	0	756

CASH AND CASH EQUIVALENTS, MARCH 31	$7,441	$—

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	On February 23, 2004, the Company and all of its wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company intends to continue operations without interruption. The Company intends to seek emergence from Chapter 11 as rapidly as possible with a new, de-levered capital structure that will enable the Company to move forward on its strategic operating plan.

In furtherance of the Company’s goal of emerging from Chapter 11 as expeditiously as possible, prior to the filing, the Company reached an agreement in principle, subject to certain conditions, with a majority of the holders of its $100,000,000 Senior Subordinated Notes to exchange their notes for equity. The agreement also contemplates having certain of them make a new equity investment in the reorganized Company. Additionally, prior to filing Chapter 11, the Company accepted a commitment for a new credit facility that, among other things, would retire its existing bank debt. On April 30, 2004, the Bankruptcy Court entered an order authorizing the Company to enter into this facility.

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

On February 25, 2004, U.S. Bankruptcy Judge Joel B. Rosenthal of the United States Bankruptcy Court for the District of Delaware in Wilmington entered an order granting interim approval for the Company to utilize cash collateral and to borrow up to $40,000,000 from a $75,000,000 debtor-in-possession (DIP) credit facility. The Company obtained the DIP facility from a syndicate that includes various members of its pre-petition bank group. The judge’s order provided the Company access to the liquidity necessary to continue operations without disruption and meet its obligations to its suppliers, customers and employees during the Chapter 11 reorganization process.

On April 8, 2004, the Bankruptcy Court granted final approval for the Company to borrow up to $70 million under the (DIP) credit facility (the Company having requested the reduction to $70 million from $75 million). During the first quarter of 2004, the Company incurred $2,579,000 in deferred financing costs which were commitment fees and professional fees related to the DIP facility.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On April 27, 2004, the Company filed a joint plan of reorganization (Plan) with the United States Bankruptcy Court. The Company is required to file a disclosure statement by no later than May 25, 2004. The Plan, which may be amended or modified, has not yet been confirmed by the Bankruptcy Court and remains subject to Bankruptcy Court approval. This document has been prepared on a historic basis and does not describe the potential ramifications of the Plan.

On April 30, 2004, the Bankruptcy Court entered an order authorizing the Debtors to enter into a $305 million second DIP credit facility providing the Company with post-petition and exit financing. The Judge also authorized the Company to pay commitment fees for these loans. The second DIP is in the process of being negotiated with one of the agents for the first DIP facility. The second DIP will be used to repay any borrowings under the first DIP of $70 million and the existing pre-petition bank credit facility and will provide working capital while the Company is in Chapter 11. Upon confirmation of the Company’s Plan and emergence from Chapter 11, the $305 million DIP will convert to a five-year $305 million credit facility to provide financing for the reorganized Company. On April 28, 2004, the Bankruptcy Court denied a motion to compel the United States Trustee to appoint an equity security holders committee.

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

Notwithstanding the progress made to date by the Company towards achieving its restructuring goals, at this time, the ability of the Company to complete a financial restructuring is uncertain and subject to substantial risk. Furthermore, the form and timing of any financial restructuring is uncertain. There can be no assurance that the Company will be successful in achieving its goals, or that any measures that are achievable will result in sufficient improvement to the Company’s financial position. Accordingly, until the time that the Company emerges from bankruptcy and a financial restructuring is completed, there will be substantial doubt about the Company’s ability to continue as a going concern. In the event that a financial restructuring is not completed, the Company could be forced to sell a significant portion of its assets to retire debt outstanding or, under certain circumstances, to cease operations. Management remains in active discussions to sell the Company’s mica operations.

2.

These interim unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Accordingly, all pre-petition liabilities subject to compromise have been segregated in the unaudited Condensed Consolidated Balance Sheets and classified as Liabilities Subject to Compromise, at the estimated amount of

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

allowable claims. Being classified as a Liability Subject to Compromise neither affirms nor denies the future payment of any of the liabilities so categorized. The payment of all these items is subject to the confirmation of the Plan by the Bankruptcy Court. The following table details the Liabilities Subject to Compromise (in thousands):

Liabilities Subject to Compromise

Current portion of long term debt	$431,886
Accounts payable	21,070
Payroll and other accrued compensation	2,745
Accrued expenses	9,209
Accrued interest expense	7,543
Income tax payable	487
Other long term liabilities	28,383
Long term debt	454
Postretirement benefits obligation	50,474

Total Liabilities Subject to Compromise	$552,251

Liabilities Not Subject to Compromise are separately classified as current and non-current in their respective account classification. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization items, net in the unaudited Condensed Consolidated Statements of Operations. Cash used for reorganization items is disclosed separately in the unaudited Condensed Consolidated Statements of Cash Flows.

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes to the Condensed Consolidated Financial Statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Management of the Company, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such periods have been made.

The Condensed Consolidated Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	Operating results are not necessarily indicative of the results to be expected for the year, due to the seasonal nature of certain aspects of the Company’s business. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements. Actual results could differ from those estimates and assumptions.

The Company utilizes certain tax preference deductions afforded by law to mining companies. Although the amount of these deductions is materially consistent from year to year, these permanent book/tax differences can cause significant fluctuations in the Company’s effective tax rate based upon the level of pre-tax book income or loss. The Company continues to incur tax operating losses and there is an uncertainty regarding the future realization of any portion of these losses as a tax benefit. Accordingly, the Company has recorded a tax valuation allowance for the deferred tax asset and will maintain such an allowance until sufficient positive evidence (i.e. cumulative positive earnings and future taxable income) exists to support the reversal.

4.	In separate transactions during January 2004, the Company sold two assets of its Erie Sand and Gravel operations (the Redi-Mix business unit and the vessel M/V Richard Reiss) to E.E. Austin & Son, Inc. and Grand River Navigation Company, Inc., respectively. The Redi-Mix business unit was comprised of Serv-All Concrete, Inc. and S&J Trucking, Inc. These assets were not considered integral to the long-term strategic direction of the Company. Proceeds from the sales were $1,225,000 for Redi-Mix and $1,800,000 for the vessel. No gain or loss on sale was recognized by the Company.

In conjunction with the sale of the Redi-Mix business unit, the Company entered into a long-term supply agreement with E. E. Austin & Son, Inc. dated January 21, 2004, pursuant to which the Company will provide certain aggregates to E. E. Austin & Son, Inc. for an initial term of fifteen years beginning on the closing date of the agreement. Additionally, the Company and E. E. Austin & Son, Inc. entered into a sublease agreement dated January 21, 2004, whereby E. E. Austin & Son, Inc. is subleasing property from the Company previously dedicated to the operation of the Redi-Mix business unit. The initial term of the sublease agreement commences on the closing date of the agreement and extends to December 31, 2019. The agreement is renewable in five-year increments thereafter, upon agreement by both parties.

5.	On October 27, 2003, as part of its ongoing business restructuring, the Company sold the Lawn and Garden business of its Global Stone operating segment to Oldcastle Retail, Inc. (Oldcastle). The sales price was $10,000,000 of value subject to working capital adjustments. Based upon those working capital adjustments, the Company received $6,871,000 in cash at closing. The net book value of the Lawn and Garden business at the closing date, including an allocation of the Global Stone segment’s goodwill of $3,316,000, was $10,057,000. The Company recognized a loss on sale of assets of $3,692,000 during the fourth quarter of 2003.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In conjunction with the sale of the Lawn and Garden business, the Company entered into a long-term supply agreement with Oldcastle dated October 27, 2003, pursuant to which the Company will provide certain raw materials at market price to Oldcastle for an initial term of ten years beginning on the closing date of the agreement, with a renewal option for an additional ten-year period. The Company and Oldcastle also entered into a lease and operation of equipment agreement dated October 27, 2003, whereby certain areas of the Company’s York, Pennsylvania, operations previously dedicated to Lawn and Garden operations are being leased at market rates to Oldcastle through December 31, 2005.

6.	In early January 2003, the Company acquired all of the outstanding common shares and other ownership interests in a group of companies together known as Erie Sand and Gravel Company (Erie Sand and Gravel) for $6,831,000 in cash and $4,069,000 in assumed debt, which was refinanced at closing. The acquisition included fixed assets of $5,446,000 and goodwill of $4,149,000. At the time of the acquisition, Erie Sand and Gravel operated a dock, a bulk products terminal, a Great Lakes self-unloading vessel, a ready-mix concrete mixing facility and a trucking company that distributes construction sand and aggregates in the northwest Pennsylvania/western New York region. See note 4 regarding the disposition of some of these assets. The acquisition of Erie Sand and Gravel is an integral part of the Company’s strategic plan. The net assets and results of operations of Erie Sand and Gravel are included within the Company’s Great Lakes Minerals segment. The Erie Sand and Gravel acquisition was accounted for under the purchase method of accounting.

7.	The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” at January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset.

The Company’s asset retirement obligation balance as of March 31, 2004 and March 31, 2003 was $ 6,912,000 and $5,956,000, respectively. The accretion expense for the three-month period ended March 31, 2004 and March 31, 2003 was $134,000 and $102,000, respectively.

8.

The Company recognizes all derivative instruments on the balance sheet at fair value. The Company’s pre-petition syndicated banking group had required interest rate protection on 50% of the Company’s Senior Credit Facility and Syndicated Term Loan. Accordingly, the Company entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The effect of these agreements was to fix the Company’s interest rate exposure, including the applicable margin charged the Company on its LIBOR-based

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

interest rate, at 12.97% on the $50,000,000 (21.4%) hedged portion Company’s Senior Credit Facility and Syndicated Term Loan at March 31, 2004.

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

For the interest rate swaps with a notional value of $170,000,000 that did not qualify as hedging instruments on January 1, 2001, a transition adjustment of $2,820,000 (net of income taxes of $1,803,000) was recorded in other comprehensive loss. The transition adjustment was amortized to interest expense over ten quarters, ending June 30, 2003. There was no charge to interest expense for the three-month period ended March 31, 2004. The three-month period ended March 31, 2003 was charged $462,000 (or $0.06 per share, assuming dilution). The Company amended all of the interest rate swap agreements that did not qualify as hedging instruments at the end of the first quarter 2001. The amended interest rate swaps were then designated in cash flow hedge relationships. Beginning in the second quarter of 2001, the amended interest rate swap agreements effective portion of the changes in fair value was recorded in other comprehensive loss. On December 31, and June 30, 2003, certain of these interest rate swaps with an aggregate notional value of $70,000,000 expired and were not replaced by the Company.

At March 31, 2004, the Company has one remaining interest rate swap with a notional value of $50,000,000 and a maturity date of June 30, 2004. The liability for derivative instruments as of March 31, 2004 was $747,000 and is recorded in Liabilities Subject to Compromise on the Condensed Consolidated Balance Sheet. At March 31, 2003 the liability for derivative instruments was $7,045,000 and was included in Other Long-Term Liabilities on the Condensed Consolidated Balance Sheet.

When using interest rate swap agreements, the intermediaries to such agreements expose the Company to the risk of nonperformance, though such risk is not considered likely under the circumstances. The Company does not hold or issue financial instruments for trading purposes.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	The following represents a movement of the reserve for restructuring, asset impairments and early retirement programs recorded by the Company (in thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total
Reserve at January 1, 2003	$765	$-0-	$1,269	$2,034
2003 charge		13,272		13,272
Amounts utilized in 2003		(13,272)		(13,272)
Actual expenditures in 2003	(759)		(428)	(1,187)
Provisions and adjustments to prior reserves, net	36		(87)	(51)

Remaining reserve at December 31, 2003	42	-0-	754	796
2004 charge		1,315		1,315
Amounts utilized in 2004		(1,315)		(1,315)
Actual expenditures in first quarter of 2004	(13)		(40)	(53)

Remaining reserve at March 31, 2004	$29	$-0-	$714	$743

In the first quarter, the Company recorded a $1,315,000 impairment charge related to the exit and sublease of the Cleveland Marine Services office. Of this charge, $1,170,000 was primarily related to the difference between base rent due until December 2009 and sublease income that will be received into March, 2008. An additional $145,000 pretax charge was recorded to write-off leasehold improvements made at the office facility.

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	On May 1, 2003, Eveleth Mines LLC (d.b.a. EVTAC Mining) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. EVTAC Mining is a non-trade debtor to the Company for obligations arising out of a prior relationship. The Company recognized a charge of $888,000 (or $0.17 per share, assuming dilution) in the first quarter of 2003 to establish a reserve for this matter. The charge was included in Other Expense on the Condensed Consolidated Statement of Operations. Additionally, during the third quarter of 2003, the Company recognized another $784,000 (or $0.09 per share, assuming dilution) charge to fully reserve for this matter.

11.	During the third quarter of 2003, the Company agreed with one of its several insurers to fund a settlement insurance trust (the Trust) to cover a portion of settlement and defense costs arising out of asbestos litigation. The Company will have access to Trust funds to cover settlements and defense costs and will not have the obligation to cover such costs from its own funds. Additionally, the agreement provides that the Company may use up to $4,000,000 ($3,576,000 used as of March 31, 2004) of the Trust’s assets to cover the cost of any insurable or insurance related expenses.

12.	The Company has contributed $394,000 to its pension plans in the first quarter of 2004. The Company expects to contribute approximately $4,328,000 to its pension plans for the full year 2004. The components of net periodic benefit cost is as follows (in thousands):

	Three Months Ended March 31
	2004	2003
Components of net periodic benefit cost:
Service Cost	$489	$447
Interest Cost	1,198	1,125
Expected return on plan assets	(1,474)	(1,374)
Amortization of prior service cost	26	25
Amortization of initial net asset	0	(4)
Recognized net actuarial loss	544	504

Net periodic benefit cost	$783	$723

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consistent with other operating expenses, first quarter Great Lakes Mineral’s pension expenses are deferred and expensed over the production and sailing seasons. The effect of which is $464,000 of expenses in the first quarter of 2004 and $425,000 in the first quarter of 2003 were deferred.

13.	The Company accounts for stock-based compensation using the intrinsic value method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The table below summarizes stock compensation cost included in the determination of net loss using the intrinsic value method and the impact on net loss and net loss per share, basic and assuming dilution, had the Company accounted for stock-based compensation using the alternative fair value method of accounting (in thousands, except per share amounts):

	Three Months Ended March 31
	2004	2003
Stock compensation cost included in the determination of net loss, as reported—net of income taxes	$8	$66

Net loss, as reported	$(17,737)	$(11,050)
Estimated fair value of stock compensation cost, net of income taxes	(60)	(202)

Net loss, as adjusted	$(17,797)	$(11,252)

Net loss per share, as reported—basic and assuming dilution	$(3.40)	$(2.17)

Net loss per share, as adjusted—basic and assuming dilution	$(3.41)	$(2.22)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	The following table sets forth the reconciliation of the Company’s net (loss) to its comprehensive (loss)—in thousands:

	Three Months Ended March 31
	2004	2003
Net loss	$(17,737)	$(11,050)
Other comprehensive loss:
Derivative instruments:
Gain( Loss) on derivatives, net of taxes	93	(151)
Reclassification adjustments to earnings, net of taxes	281	1,586

Total derivative instruments	374	1,435

Comprehensive loss	$(17,363)	$(9,615)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	The calculation of net loss per share follows (in thousands, except per share amounts):

	Three Months Ended March 31
	2004	2003
Average number of shares outstanding:
Average number of shares basic	5,221	5,074
Dilutive effect of stock plans	—	—

Average number of shares outstanding-assuming dilution	5,221	5,074

Net loss per share - basic and assuming dilution
Loss before cumulative effect of accounting change	$(17,737)	$(9,659)
Cumulative effect of accounting for asset retirement obligations, net of tax	—	(1,391)

Net Loss	$(17,737)	$(11,050)
Loss before cumulative effect of accounting change	$(3.40)	$(1.90)
Cumulative effect of accounting for asset retirement obligations, net of tax	$—	$(0.27)

Net loss per share - basic and assuming dilution	$(3.40)	$(2.17)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	The Company, headquartered in Cleveland, Ohio, supplies essential natural resources to industrial and commercial customers. The Company has aligned its businesses into three reporting segments focused on its key markets served. This segment reporting structure aligns operations which share business strategies, are related by geography and product mix, and reflect the way management evaluates the operating performance of its businesses. The operations are reported as: Great Lakes Minerals, which is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company’s Michigan Limestone, Marine Services and Erie Sand and Gravel operations; Global Stone, whose lime, limestone fillers, chemical limestone, and construction aggregate operate primarily in the Southeast and Mid-Atlantic regions; and Performance Minerals, which mines and processes specialized industrial minerals, primarily high-purity silica sands and muscovite mica, and combines the Company’s Industrial Sands and Specialty Minerals operations.

Primarily through a direct sales force, the Company serves customers in a wide range of industries, including building products, energy, environmental and industrial. The composition of the segments and measure of segment profitability is consistent with the segment reporting structure used by the Company’s management to evaluate the operating performance of the Company’s businesses.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the operating segment information as of and for the three months ended March 31, 2004 and 2003 (in thousands):

	Great Lakes Minerals	Global Stone	Performance Minerals	Total Operating Segments	Corporate And Other	Consolidated
2004
Identifiable assets	$261,321	$249,633	$76,468	$587,422	$69,982	$657,404
Depreciation, depletion, amortization and accretion	189	3,361	1,873	5,423	68	5,491
Capital expenditures	2,970	1,603	463	5,036	84	5,120
Net sales and operating revenues	$6,710	$40,187	$22,537	$69,434		$69,434
Operating (loss) income, before impairment charge	$(639)	$2,769	$2,249	$4,379	$(4,311)	$68
Provision for restructuring, asset impairments and early retirement programs	(1,315)			(1,315)		(1,315)

Operating (loss) income	(1,954)	2,769	2,249	3,064	(4,311)	(1,247)
Reorganization items, net					(4,565)	(4,565)
Loss on disposition of assets	(10)		(5)	(15)		(15)
Interest expense					(12,555)	(12,555)
Other income, net					93	93

(Loss) income before income taxes and cumulative effect of accounting change	$(1,964)	$2,769	$2,244	$3,049	$(21,338)	$(18,289)

2003
Identifiable assets	$270,186	$275,916	$92,596	$638,698	$60,645	$699,343
Depreciation, depletion, amortization and accretion	228	3,350	1,786	5,364	109	5,473
Capital expenditures	3,008	2,212	761	5,981	354	6,335
Net sales and operating revenues	$4,203	$40,307	$18,374	$62,884		$62,884
Operating (loss) income	$(2,063)	$2,814	$1,603	$2,354	(4,562)	$(2,208)
Gain (loss) on disposition of assets	26	(26)	—	—	63	63
Interest expense					(13,281)	(13,281)
Other expense, net					(1,591)	(1,591)

Loss (income) before income taxes and cumulative effect of accounting change	$(2,037)	$2,788	$1,603	$2,354	$(19,371)	$(17,017)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

On February 23, 2004, the Company and all of its wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company intends to continue operations without interruption. The Company intends to seek emergence from Chapter 11 as rapidly as possible with a new, de-levered capital structure that will enable the Company to move forward on its strategic operating plan.

In furtherance of the Company’s goal of emerging from Chapter 11 as expeditiously as possible, prior to the filing, the Company reached an agreement in principle, subject to certain conditions, with a majority of the holders of its $100,000,000 Senior Subordinated Notes to exchange their notes for equity. The agreement also contemplates having certain of them make a new equity investment in the reorganized Company. Additionally, prior to filing Chapter 11, the Company accepted a commitment for a new credit facility that, among other things, would retire its existing bank debt. On April 30, 2004, the Bankruptcy Court entered an order authorizing the Company to enter into this facility.

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

On February 25, 2004, U.S. Bankruptcy Judge Joel B. Rosenthal of the United States Bankruptcy Court for the District of Delaware in Wilmington entered an order granting interim approval for the Company to utilize cash collateral and to borrow up to $40,000,000 from a $75,000,000 debtor-in-possession (DIP) credit facility. The Company obtained the DIP facility from a syndicate that includes various members of its pre-petition bank group. The judge’s order provided the Company access to the liquidity necessary to continue operations without disruption and meet its obligations to its suppliers, customers and employees during the Chapter 11 reorganization process.

On April 8, 2004, the Bankruptcy Court granted final approval for the Company to borrow up to $70 million under the (DIP) credit facility (the Company having requested the reduction to $70 million from $75 million). During the first quarter of 2004, the Company incurred $2,579,000 in deferred financing costs which were commitment fees and professional fees related to the DIP facility.

FINANCIAL CONDITION – (Continued)

On April 27, 2004, the Company filed a joint plan of reorganization (Plan) with the United States Bankruptcy Court. The Company is required to file a disclosure statement by no later than May 25, 2004. The Plan, which may be amended or modified, has not yet been confirmed by the Bankruptcy Court and remains subject to Bankruptcy Court approval. This document has been prepared on a historic basis and does not describe the potential ramifications of the Plan.

On April 30, 2004, the Bankruptcy Court entered an order authorizing the Debtors to enter into a $305 million second DIP credit facility providing the Company with post-petition and exit financing. The Judge also authorized the Company to pay commitment fees for these loans. The second DIP is in the process of being negotiated with one of the agents for the first DIP facility. The second DIP will be used to repay any borrowings under the first DIP of $70 million and the existing pre-petition bank credit facility and will provide working capital while the Company is in Chapter 11. Upon confirmation of the Company’s Plan and emergence from Chapter 11, the $305 million DIP will convert to a five-year $305 million credit facility to provide financing for the reorganized Company. On April 28, 2004, the Bankruptcy Court denied a motion to compel the United States Trustee to appoint an equity security holders committee.

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

Notwithstanding the progress made to date by the Company towards achieving its restructuring goals, at this time, the ability of the Company to complete a financial restructuring is uncertain and subject to substantial risk. Furthermore, the form and timing of any financial restructuring is uncertain. There can be no assurance that the Company will be successful in achieving its goals, or that any measures that are achievable will result in sufficient improvement to the Company’s financial position. Accordingly, until the time that the Company emerges from bankruptcy and a financial restructuring is completed, there will be substantial doubt about the Company’s ability to continue as a going concern. In the event that a financial restructuring is not completed, the Company could be forced to sell a significant portion of its assets to retire debt outstanding or, under certain circumstances, to cease operations. Management remains in active discussions to sell the Company’s mica operations.

Due to the seasonal nature of certain aspects of the Company’s business, the operating results and cash flows for the first three months of the year are not necessarily indicative of the results to be expected for the full year.

The Company’s operating activities provided cash of $1,865,000 in the first three months of 2004 compared with a use of cash of $15,057,000 in the first three months of 2003. The cash provided in the first three months of 2004 was primarily the result of the increase in accounts payable, accrued expenses, accrued interest, and payroll and other accrued compensation due to the Bankruptcy

FINANCIAL CONDITION – (Continued)

Court stay issued on pre-petition liabilities prohibiting payment and resulting in their reclassification to Liabilities Subject to Compromise pending final approval of the Company’s Plan. The net cash provided from these operating activities were partially offset by the decrease in the deferred tax benefit.

Capital expenditures were $5,120,000 in the first three months of 2004 compared with $6,335,000 for the same period in 2003. During the three-month period ended March 31, 2004, expenditures for replacement of existing equipment totaled $3,739,000 while expansion projects received funding of $770,000, with the balance of $611,000 allocated to quarry development. During the three-month period ended March 31, 2003, capital expenditures for replacement of existing equipment, expansion projects and quarry development totaled $4,427,000, $1,056,000 and $852,000, respectively. Full-year capital expenditures for 2004 are expected to approximate $23,500,000.

During the first three months of 2004, the Company’s additional borrowings exceeded debt repayments by $10,500,000 compared with the first three months of 2003 when additional borrowings exceeded debt repayments by $27,516,000. Historically, additional borrowings exceed debt repayments during the first quarter of the year because of the seasonal nature of many of the Company’s businesses as previously discussed. The additional borrowings in the first three months of 2004 were lower than had been experienced in the past due to the benefit of $3,025,000 in proceeds from the sale of Company assets and the Bankruptcy Court stay issued on pre-petition liabilities prohibiting payment. The increase in financing activities in the three months ended March 31, 2003 was primarily due to the funding of higher interest costs and the timing of interest payments and the Erie Sand and Gravel acquisition. The Company anticipates being a net borrower for the year.

The Company did not declare a dividend in the first three months of 2004 or 2003. The Company’s 2001 amendments to its financial covenants on its Syndicated Term Loan and Senior Credit Facility prohibit the payment of cash dividends.

The Company continues to incur tax operating losses and there is an uncertainty regarding the future realization of any portion of these losses as a tax benefit. Accordingly, the Company has recorded a tax valuation allowance for the deferred tax asset and will maintain such an allowance until sufficient positive evidence (i.e. cumulative positive earnings and future taxable income) exists to support the reversal.

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

FINANCIAL CONDITION – (Continued)

The suits filed pursuant to the Jones Act are filed in Federal Court and have been assigned to the Multidistrict Litigation Panel (MDL); all such cases are currently dormant and have been so for many years.

The Company believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance policies and an insurance trust from multiple sources. In the third quarter 2003, the Company agreed with one of its several insurers to fund a settlement insurance trust (the Trust) to cover a portion of settlement and defense costs arising out of asbestos litigation. The Company will have access to Trust funds to cover settlements and defense costs and will not have the obligation to cover such costs from its own funds. Additionally, the Trust provides that the Company may use up to a maximum of $4,000,000 to cover the cost of any other insurable or insurance related expense. At March 31, 2004, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims of approximately 72,000 claimants. With respect to silica claims, the Company at March 31, 2004 was co-defendant in cases involving approximately 21,000 claimants. The Company has been and will continue to be responsible for funding a small percentage of all settlements and defense costs. Management believes that its share of settlements on an annual basis is not significant, although the Company continues to maintain a reserve on its balance sheet to address this contingency.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO

THREE MONTHS ENDED MARCH 31, 2003

The Company’s net sales and operating revenues increased 10% to $69,434,000 in the first quarter ended March 31, 2004. This is a $6,550,000 increase over the $62,884,000 in net sales and operating revenues generated in the first quarter of 2003. The Great Lakes Minerals and Performance Minerals segments accounted for the net sales and operating revenue increase in the quarter with gains of $2,507,000 and $4,163,000, respectively. Vessel revenues were up in the quarter due to more sailing days than a year ago, because of increased demand and mild weather conditions. All the segments were hampered a year ago by severe weather through the Great Lakes, Mid-Atlantic and Southeast regions. Market demand for gas and oil well fracturing sands, building materials and aggregate, lime and fillers used in carpet and flooring manufacturing have all exceeded their prior year demand. Additionally, the Company has improved its market share with its gas and oil well fracturing sand business and has seen strong pricing power with lime sales.

The operating loss for the first quarter of 2004 was $1,247,000, a $961,000 or 43% improvement versus the $2,208,000 operating loss reported in the same quarter a year ago. In the first quarter, the Company recorded a $1,315,000 impairment charge related to the exit and sublease of the Cleveland Marine Services office. The Company continues to realize benefits from its cost cutting activities over the past year and the increasing demand for its products. Operating income for the three operations segments in the first quarter of 2004 was $3,064,000 or 30% greater than operating income in the first quarter of 2003.

The net loss for the first quarter of 2004 was $17,737,000, which represents a loss of $3.40 per share on a fully diluted basis. This compares to the net loss of $11,050,000, or $2.17 per share, assuming full dilution, in the three months ended March 31, 2003. The $6,687,000 increase in the net loss for the current quarter is primarily attributable to a $6,806,000 reduction in the income tax benefit. Due to the Company’s continuing tax operating losses, it cannot justify creating a net deferred tax asset on its balance sheet and therefore, is limited in its income tax benefit for 2004. As a result of the bankruptcy petition, the Company has incurred $4,565,000 of expenses related to reorganization items in the first quarter of 2004. The net loss in the first quarter of 2003 included a non-cash charge of $1,391,000 (net of tax benefit of $889,000) related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” and a first quarter charge of $888,000 (net of tax benefit of $567,000) to establish a reserve for a non-trade debtor of the Company who filed for Chapter 11 bankruptcy protection.

RESULTS OF OPERATIONS – (Continued)

Great Lakes Minerals

The Great Lakes Minerals segment net sales and operating revenue increased $2,507,000, or 60%, to $6,710,000 for the first quarter of 2004 from $4,203,000 for the first quarter of 2003. The increase in net sales and operating revenues was attributable to additional sailing days, better weather conditions than a year ago and an increase in the number of the iron ore pellet shuttles for its vessel operations. The increased iron ore pellet shuttles also increased revenues for the Company’s Cleveland Dock facility. Revenues from the quarries in Michigan improved with increased demand in both the aggregate and metallurgical markets. The Company also generated additional revenue through its ship repair business at its Erie location. First quarter net sales and operating revenue for the Great Lakes Minerals segment historically are not material to the total year because of curtailed winter operations. In 2003, first quarter operating revenues represented only 3% of the full year results.

Cost of goods sold and operating expenses for the Great Lakes Minerals segment were $5,406,000 for the three months ended March 31, 2004 compared with $4,006,000 for the same period in 2003, an increase of $1,400,000 or 35%. Costs of goods sold and operating expenses, as a percentage of net sales and operating revenues, were 81% in the first quarter of 2004 and 95% in the same quarter of 2003. The improved operating margin as a percentage of net sales and operating revenues is primarily a result of the increased demand and improved weather conditions, which allowed for early resumption of this segment’s business activities.

Operating loss for the quarter ended March 31, 2004 was $1,954,000 as compared with an operating loss of $2,063,000 for the same period in 2003. In the first quarter, the Company recorded a $1,315,000 impairment charge related to the exit and sublease of the Cleveland Marine Services office. Excluding the impairment charge, the operating loss for the 2004 first quarter is 10% of net sales and operating revenues. This compares to a loss in the same quarter of 2003 that was 49% of net sales and operating revenues.

Global Stone

Net sales for the Company’s Global Stone segment decreased $120,000 to $40,187,000 for the three months ended March 31, 2004 from $40,307,000 in the same period of 2003. The prior year net sales include net sales from the Lawn and Garden business, which was sold in the third quarter of 2003. This segment is benefiting from increased industry demand for aggregate, roofing fillers, lime, and a renewed demand in the carpet and flooring markets for fillers. Additionally, this segment is experiencing some pricing power in certain lime markets.

Cost of goods sold for the Global Stone segment totaled $32,031,000 in the three months ended March 31, 2004 compared with

RESULTS OF OPERATIONS – (Continued)

$31,962,000 in the three months ended March 31, 2003, a minimal increase of $69,000. Cost of goods sold as a percentage of net sales was 80% and 79% in the first quarter of 2004 and 2003, respectively. The slight decrease in operating margin is primarily attributable to increased energy costs for electricity and coal and slightly higher repair and maintenance expenses.

The segment contributed $2,769,000 to operating income for the three months ended March 31, 2004, compared with $2,814,000 in the same period of 2003. The $45,000 decrease in operating income in the first quarter of 2004 was primarily attributable to the lost contribution resulting from the Lawn and Garden disposition. The segment also endured higher energy costs partially offset by increased demand in the continuing businesses.

Performance Minerals

The Performance Minerals segment had net sales of $22,537,000 for the first quarter of 2004, an increase of $4,163,000 or 23%, over the net sales of $18,374,000 for the same quarter of 2003. The increase in net sales was primarily attributable to the improved industry demand for sands used in gas and oil well fracturing and building materials in California. Additional market development for gas and oil well fracturing sands was experienced in Canada and the Rocky Mountain region.

Cost of goods sold for the Performance Minerals segment was $17,213,000 for the first quarter of 2004, which was 26% higher than the $13,685,000 in the same quarter of 2003 primarily due to the increase in net sales discussed above. Cost of goods sold as a percentage of net sales was 76% for the first quarter of 2004 compared to 74% in 2003. The reduction in operating margin was primarily attributable to higher energy costs and maintenance expense.

Operating income for the Performance Minerals segment was $2,249,000 for the first quarter of 2004 compared with $1,603,000 for the same period of 2003, a 40% increase. The operating income increase of $646,000 was primarily related to the volume increase in net sales discussed above.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense was $5,491,000 for the three months ended March 31, 2004 compared with $5,473,000 for the same period of 2003. Depreciation, depletion, amortization and accretion expense were 8% and 9% of total net sales and operating revenues in 2004 and 2003, respectively. The reduction in the percentage, illustrates the Company’s ability to increase net sales and operating revenue without the need for significant new capital expenditures.

RESULTS OF OPERATIONS – (Continued)

General, Administrative and Selling Expenses

Total general, administrative and selling expenses were $9,341,000 for the first quarter of 2004 compared with $10,075,000 for 2003. The total general, administrative and selling expense decreased $734,000 in the first quarter of 2004 versus the first quarter of 2003. General, administrative and selling expenses as a percentage of net sales and operating revenue was 13% in 2004 compared with 16% in 2003. Each of the operating segments and the corporate office had reductions in the general, administrative and selling expense in the quarter. Headcount reductions, particularly at the corporate office and the Great Lakes Mineral segment, which were implemented throughout 2003, were the major contributors to the improved leverage in the general, administrative and selling expense.

Other

Interest expense was $12,555,000 in the first quarter of 2004, an $726,000 decrease compared with $13,281,000 for the first quarter of 2003. Several factors contributed to the net decrease in the interest expense. Primarily, a reduction in hedge interest expense offset by higher spreads. The Company’s interest on hedges was $645,000 in the first quarter of 2004 compared with $2,662,000 in the same period of 2003. The company is no longer required to hedge at least 50% of its senior debt; as a result the Company has just one $50,000,000 notional value hedge as of March 31, 2004. This compared with $220,000,000 in notional value throughout the first quarter of 2003. Interest on bank debt was $9,915,000 in 2004 compared with $9,593,000 in 2003. In 2003, the Company amended its bank agreements with its lenders on its Senior Credit Facility, Term Loan and Senior Secured Notes. These amendments were needed because of anticipated defaults under its existing agreements. The result of these amendments increased the margin over LIBOR from 4% at March 31, 2003 to 6% in the first quarter of 2004. Additionally, amendments to the Company’s Senior Secured Notes increased the payment-in-kind rate from 5% during the first quarter 2003 to 6% for the first quarter of 2004. These increases were offset by the cessation of interest accrued on the Company’s 10% Senior Subordinated Notes as of the bankruptcy filing. The Senior Subordinated Notes are deemed unsecured by the Company and interest is no longer being accrued. The Company’s amortization of deferred financing fees was $1,959,000 in the first quarter of 2004 compared with $965,000 in 2003. The capitalized amendment fees paid to senior lenders throughout 2003 were the reason for the increase. The remainder of interest expense was related to capital leases and notes payable.

The reorganization items represent legal and professional fees associated with the bankruptcy petition filing and its related activities. These items totaled $4,565,000 at the end of the first quarter 2004.

RESULTS OF OPERATIONS – (Continued)

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

Cumulative Effect of Accounting Change for Asset Retirement Obligations

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” at January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligation balance as of March 31, 2004 and March 31, 2003 was $ 6,912,000 and $5,956.000, respectively. The accretion expense for the three-month period ended March 31, 2004 and March 31, 2003 was $134,000 and $102,000, respectively.

New Accounting Pronouncements

The Company’s postretirement health care plan provides prescription drug benefits that may be affected by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act), signed into law in December 2003. In accordance with Federal Accounting Standards Board (FASB) Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” the effects of the Act on the Company’s postretirement plan have not been included in the measurement of the Company’s accumulated postretirement benefit obligation or net periodic postretirement benefit cost for 2003. In February 2004, the FASB determined that the federal subsidy available under the Act to plan sponsors that provide retiree health benefits that are “actuarially equivalent” to Medicare benefits should be accounted for within the scope of SFAS No. 106, “Employers Accounting for Postretirement Benefits Other than Pensions.” The effect of the federal subsidy on benefits attributable to past services and future changes in the estimated amount of the subsidy should be accounted for as an actuarial gain under SFAS No. 106, while the effects of the subsidy attributable to future service should be accounted for as a reduction to future service costs. Plan amendments made in contemplation of the subsidy should be accounted for as either an actuarial gain (if the net result of the amendment and the subsidy is a reduction to the accumulated postretirement benefit obligation) or a plan amendment (if the net result of the amendment and subsidy increases the accumulated postretirement benefit obligation). Furthermore, the FASB decided that the tax exempt nature of the subsidy should be reflected when the subsidy is recognized as a reduction to the accrued postretirement benefit obligation. The FASB has not yet finalized how “actuarial equivalency” should be determined. The final guidance, when issued, may require the Company to re-measure its postretirement benefit obligation and may require the Company to amend its plan to benefit from the Act.

RESULTS OF OPERATIONS – (Continued)

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operation are based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On a continual basis, the Company evaluates its estimates, including those related to accounts receivable reserves, inventories, intangible assets, impairment and useful lives of long-lived assets, valuation allowance against deferred tax assets, pensions and other postretirement benefits, asset retirement obligations and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cautionary Statement Regarding Forward-Looking Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements concerning certain trends and other forward-looking information within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) business and financial risks associated with the Company’s decision to file for protection under Chapter 11 of the U.S. Bankruptcy Code; (2) the Company’s ability to restructure its debt, and the ability of such activities to provide adequate liquidity to sufficiently improve the Company’s financial position; (3) the Company’s ability to complete its cost reduction initiatives; (4) weather conditions, particularly in the Great Lakes region, flooding, and/or water levels; (5) fluctuations in energy, fuel and oil prices; (6) fluctuations in integrated steel production in the Great Lakes region; (7) fluctuations in Great Lakes and Mid-Atlantic construction activity; (8) economic conditions in California or population growth rates in the Southwestern United States; (9) the outcome of periodic negotiations of labor agreements; (10) shortage in skilled labor particularly for the marine vessels; (11) changes in the demand for the Company’s products due to changes in technology; (12) the loss, insolvency or bankruptcy of major customers, insurers or debtors; (13) changes in environmental laws; and (14) an increase in the number and cost of asbestos and silica product liability claims filed against the Company and its subsidiaries and determinations by a court or jury against the Company’s interest. While the Company is in Chapter 11 bankruptcy, investments in its securities will be highly speculative. Shares of the Company’s common stock have little or no value and will likely be cancelled.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates was disclosed in the 2003 Annual Report on Form 10-K filed by the Company on March 29, 2004.

The following table provides information about the Company’s derivative and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and debt obligations. For debt obligations, the table presents cash flows and related weighted average interest rates by the original contracted maturity dates. Based upon the Company’s default under the current debt agreements and the bankruptcy filing, $432,340,000 is classified as Subject to Compromise on the Condensed Consolidated Balance Sheet. For interest rate swaps, the table presents notional amounts and weighted average LIBOR interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward LIBOR rates in the yield curve, plus a 6% margin at March 31, 2004 and December 31, 2003 for variable rate long-term debt. The Company does not hold or issue financial instruments for trading purposes.

	March 31, 2004
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$2,127	$2,101	$2,111	$7,941	$81,046	$100,000	$195,326	$133,943
Average interest rate	13.49%	13.57%	13.64%	13.72%	12.61%	10.00%
Variable rate	$237,014						$237,014	$237,014
Average interest rate	5.11%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed	$50,000						$50,000	$746
Average LIBOR pay rate	6.97%
Average LIBOR receive rate	1.11%

	December 31, 2003
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$2,226	$2,093	$2,125	$51,076	$37,510	$100,000	$195,030	$134,889
Average interest rate	13.43%	13.51%	13.58%	13.66%	12.45%	10.00%
Variable rate	$225,808	$334	$334	$334			$226,810	$226,810
Average interest rate	7.46%	2.99%	4.18%	4.96%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed	$50,000						$50,000	$1,457
Average LIBOR pay rate	6.97%
Average LIBOR receive rate	1.46%

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls

In connection with management’s evaluation, no changes during the quarter ended March 31, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 23, 2004, the Company and all of its wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company intends to continue operations without interruption. The Company intends to seek emergence from Chapter 11 as rapidly as possible with a new, de-levered capital structure that will enable the Company to move forward on its strategic operating plan.

In furtherance of the Company’s goal of emerging from Chapter 11 as expeditiously as possible, prior to the filing, the Company reached an agreement in principle, subject to certain conditions, with a majority of the holders of its $100,000,000 Senior Subordinated Notes to exchange their notes for equity. The agreement also contemplates having certain of them make a new equity investment in the reorganized Company. Additionally, prior to filing Chapter 11, the Company accepted a commitment for a new credit facility that, among other things, would retire its existing bank debt. On April 30, 2004, the Bankruptcy Court entered an order authorizing the Company to enter into this facility.

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

On February 25, 2004, U.S. Bankruptcy Judge Joel B. Rosenthal of the United States Bankruptcy Court for the District of Delaware in Wilmington entered an order granting interim approval for the Company to utilize cash collateral and to borrow up to $40,000,000 from a $75,000,000 debtor-in-possession (DIP) credit facility. The Company obtained the DIP facility from a syndicate that includes various members of its pre-petition bank group. The judge’s order provided the Company access to the liquidity necessary to continue operations without disruption and meet its obligations to its suppliers, customers and employees during the Chapter 11 reorganization process.

On April 8, 2004, the Bankruptcy Court granted final approval for the Company to borrow up to $70 million under the (DIP) credit facility (the Company having requested the reduction to $70 million from $75 million). During the first quarter of 2004, the Company incurred $2,579,000 in deferred financing costs which were commitment fees and professional fees related to the DIP facility.

LEGAL PROCEEDINGS – (Continued)

On April 27, 2004, the Company filed a joint plan of reorganization (Plan) with the United States Bankruptcy Court. The Company is required to file a disclosure statement by no later than May 25, 2004. The Plan, which may be amended or modified, has not yet been confirmed by the Bankruptcy Court and remains subject to Bankruptcy Court approval. This document has been prepared on a historic basis and does not describe the potential ramifications of the Plan.

On April 30, 2004, the Bankruptcy Court entered an order authorizing the Debtors to enter into a $305 million second DIP credit facility providing the Company with post-petition and exit financing. The Judge also authorized the Company to pay commitment fees for these loans. The second DIP is in the process of being negotiated with one of the agents for the first DIP facility. The second DIP will be used to repay any borrowings under the first DIP of $70 million and the existing pre-petition bank credit facility and will provide working capital while the Company is in Chapter 11. Upon confirmation of the Company’s Plan and emergence from Chapter 11, the $305 million DIP will convert to a five-year $305 million credit facility to provide financing for the reorganized Company. On April 28, 2004, the Bankruptcy Court denied a motion to compel the United States Trustee to appoint an equity security holders committee.

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

Notwithstanding the progress made to date by the Company towards achieving its restructuring goals, at this time, the ability of the Company to complete a financial restructuring is uncertain and subject to substantial risk. Furthermore, the form and timing of any financial restructuring is uncertain. There can be no assurance that the Company will be successful in achieving its goals, or that any measures that are achievable will result in sufficient improvement to the Company’s financial position. Accordingly, until the time that the Company emerges from bankruptcy and a financial restructuring is completed, there will be substantial doubt about the Company’s ability to continue as a going concern. In the event that a financial restructuring is not completed, the Company could be forced to sell a significant portion of its assets to retire debt outstanding or, under certain circumstances, to cease operations. Management remains in active discussions to sell the Company’s mica operations.

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

LEGAL PROCEEDINGS – (Continued)

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

The Company believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance policies and an insurance trust from multiple sources. In the third quarter 2003, the Company agreed with one of its several insurers to fund a settlement insurance trust (the Trust) to cover a portion of settlement and defense costs arising out of asbestos litigation. The Company will have access to Trust funds to cover settlements and defense costs and will not have the obligation to cover such costs from its own funds. At March 31, 2004, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims of approximately 72,000 claimants.

With respect to silica claims, the Company at March 31, 2004 was co-defendant in cases involving approximately 21,000 claimants. The Company has been and will continue to be responsible for funding a small percentage of all settlements and defense costs. Management believes that its share of settlements on an annual basis is not significant, although the Company continues to maintain a reserve on its balance sheet to address this contingency.

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

LEGAL PROCEEDINGS – (Continued)

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

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

On January 30, 2004, the Company announced it had decided not to make the interest payment due February 2, 2004, on its 10% Senior Subordinated Notes, due February 1, 2009. Such announcement caused an event of default under the Company’s Senior Securities and such default has not been cured as of the date of this filing.

On February 23, 2004, the Company and its wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in Wilmington to complete the financial restructuring of its long-term debt. Such filings were also an event of default under the Company’s Senior Securities and the Company continues to be in default.

The Company caused another event of default under its Senior Securities by failing to reduce outstanding pre-petition bank debt under the Senior Securities by $100 million prior to February 25, 2004. The Company continues to be in default under its Senior Securities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31(a)	Certification of the Chief Executive Officer, Michael D. Lundin, pursuant to Rule 13a-14(a) /15d-14(a) of Securities Exchange Act of 1934.

31(b)	Certification of the Chief Financial Officer, Julie A. Boland, pursuant to Rule 13a-14(a) /15d-14(a) of Securities Exchange Act of 1934.

32	Certification of the Chief Executive Officer, Michael D. Lundin, and the Chief Financial Officer, Julie A. Boland, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)	Reports on Form 8-K

On March 2, 2004, the Company filed a Form 8-K with regard to a press release announcing that on February 23, 2004, the Company and all of its wholly owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 04-10558 (JBR)) seeking relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in order to complete its reorganization efforts. The Debtors will continue operations without interruption and fulfill its commitments to its employees, retirees and customers during the reorganization process as “debtors-in-possession” in accordance with the applicable provisions of the Bankruptcy Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

DATE: May 17, 2004	By:	/s/ Michael D. Lundin

Michael D. Lundin President and Chief Executive Officer, on behalf of the Registrant and as Principal Executive Officer

By:	/s/ Julie A. Boland

Julie A. Boland Vice President and Chief Financial Officer, on behalf of the Registrant and as Principal Financial and Accounting Officer