Form 10-Q
period 2004-06-30
OGLEBAY NORTON CO /OHIO/
filed 2004-08-10
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common shares outstanding at August 6, 2004:	5,064,149

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

I NDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1
Condensed Consolidated Statement of Operations (Unaudited) - Three and Six Months Ended June 30, 2004 and 2003	3

Condensed Consolidated Balance Sheet (Unaudited) - June 30, 2004 and December 31, 2003	4

Condensed Consolidated Statement of Cash Flows (Unaudited) - Six Months Ended June 30, 2004 and 2003	5

Notes to Condensed Consolidated Financial Statements	6-18
Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-35
Item 3
Quantitative and Qualitative Disclosures About Market Risk	36
Item 4
Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1
Legal Proceedings	38-41
Item 2
Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	41
Item 3
Defaults upon Senior Securities	42
Item 4
Submission of Matters to a Vote of Security Holders	42
Item 5
Other Information	42
Item 6
Exhibits and Reports on Form 8-K	42-43

SIGNATURES AND CERTIFICATIONS	44-47

P art I. Item 1. FINANCIAL INFORMATION

O GLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
NET SALES AND OPERATING REVENUES	$122,572	$116,506	$192,006	$179,390

COSTS AND EXPENSES
Cost of goods sold and operating expenses	91,327	88,884	145,861	138,428
Depreciation, depletion, amortization and accretion	10,762	10,903	16,253	16,376
General, administrative and selling expenses	9,077	9,827	18,418	19,902
Provision for restructuring, asset impairments and early retirement programs	500	13,114	1,815	13,114

	111,666	122,728	182,347	187,820

OPERATING INCOME (LOSS)	10,906	(6,222)	9,659	(8,430)

Reorganization items, net	(5,107)	—	(9,672)	—
Gain (loss) on disposition of assets	2	(6)	(13)	57
Interest expense	(12,405)	(13,102)	(24,960)	(26,383)
Other income (expense), net	4,916	(531)	5,009	(2,122)

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,688)	(19,861)	(19,977)	(36,878)
INCOME TAX BENEFIT	(275)	(7,280)	(827)	(14,638)

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,413)	(12,581)	(19,150)	(22,240)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR ASSET RETIREMENT OBLIGATIONS (net of tax benefit of $889)	—	—	—	(1,391)

NET LOSS	$(1,413)	$(12,581)	$(19,150)	$(23,631)

PER SHARE AMOUNTS—BASIC AND ASSUMING DILUTION:
Loss before cumulative effect of accounting change	$(0.26)	$(2.47)	$(3.66)	$(4.37)
Cumulative effect of accounting change for asset retirement obligations (net of tax benefit of $0.18)	—	—	—	(0.27)

Net loss per share—basic and assuming dilution	$(0.26)	$(2.47)	$(3.66)	$(4.64)

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

ASSETS

	(UNAUDITED)
	June 30 2004	December 31 2003
CURRENT ASSETS
Cash and cash equivalents	$1,303	$—
Accounts receivable, net of reserve for doubtful accounts (2004 - $5,615; 2003 - $5,842)	64,625	50,422
Inventories
Raw materials and finished products	33,388	35,236
Operating supplies	12,620	12,795

	46,008	48,031

Deferred income taxes	3,901	3,901
Prepaid expenses and other current assets	30,859	10,915

TOTAL CURRENT ASSETS	146,696	113,269

PROPERTY AND EQUIPMENT	751,166	746,640
Less allowances for depreciation, depletion and amortization	344,604	332,447

	406,562	414,193

GOODWILL, net of accumulated amortization of $11,093	73,877	73,877

PREPAID PENSION COSTS	34,175	35,319

OTHER ASSETS	17,971	12,036

TOTAL ASSETS	$679,281	$648,694

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(UNAUDITED)
	June 30 2004	December 31 2003
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Current portion of long-term debt	$245,358	$420,350
Accounts payable	24,966	26,070
Payrolls and other accrued compensation	4,983	4,857
Accrued expenses	8,958	14,906
Accrued interest expense	6,075	8,392
Income taxes payable	—	480

TOTAL CURRENT LIABILITIES	290,340	475,055

LONG-TERM DEBT, less current portion	—	1,490
POSTRETIREMENT BENEFITS OBLIGATIONS	828	50,049
OTHER LONG-TERM LIABILITIES	2,000	29,500
DEFERRED INCOME TAXES	4,247	4,596

LIABILITIES SUBJECT TO COMPROMISE	312,204	—

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000 shares	—	—
Common stock, par value $1 per share, authorized 30,000 shares; issued 7,253 shares	7,253	7,253
Additional capital	9,290	9,312
Retained earnings	86,924	106,075
Accumulated other comprehensive loss	(3,773)	(4,542)

	99,694	118,098
Treasury stock, at cost – 2,250 and 2,275 shares at respective dates	(30,032)	(30,094)

TOTAL STOCKHOLDERS’ EQUITY	69,662	88,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$679,281	$648,694

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30
	2004	2003
OPERATING ACTIVITIES
Net loss	$(19,150)	$(23,631)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cumulative effect of accounting change for asset retirement obligations, net of taxes	—	1,391
Depreciation, depletion, amortization and accretion	16,253	16,376
Deferred vessel costs	(5,068)	(5,602)
Deferred winter maintenance costs	(5,581)	(6,649)
Deferred income taxes	(827)	(12,978)
Restructuring, asset impairments and early retirement programs	1,765	12,336
Reorganization items, net	9,672	—
Loss (gain) on disposition of assets	13	(57)
Increase in prepaid insurance	(4,034)	(1,407)
Increase in cash collateral	(1,178)	—
Decrease in prepaid pension costs	1,144	1,080
Increase in accounts receivable	(14,203)	(4,113)
Decrease in inventories	1,980	5,323
Insurance Escrow	(4,668)	—
Increase in accounts payable	14,300	160
Increase (decrease) in payrolls and other accrued compensation	2,681	(1,840)
Increase (decrease) in accrued expenses	1,632	(3,229)
Increase in accrued interest	5,226	685
Increase (decrease) in income taxes payable	13	(20)
Increase in postretirement benefits	1,252	1,522
Other operating activities	729	3,890

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	1,951	(16,763)

NET CASH USED FOR REORGANIZATION ITEMS	(4,130)	—

INVESTING ACTIVITIES
Capital expenditures	(11,752)	(12,445)
Acquisition of Businesses	—	(6,831)
Proceeds from the sale of Redi-Mix	1,225	—
Proceeds from the sale of Richard Reiss	1,800	—
Proceeds from the disposition of assets	2	149

NET CASH USED FOR INVESTING ACTIVITIES	(8,725)	(19,127)

FINANCING ACTIVITIES
Repayments on debt	(373,502)	(66,235)
Additional debt	393,566	101,879
Financing costs	(7,857)	(510)

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,207	35,134

Increase (decrease) in cash and cash equivalents	1,303	(756)

CASH AND CASH EQUIVALENTS, JANUARY 1	—	756

CASH AND CASH EQUIVALENTS, JUNE 30	$1,303	$—

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	On February 23, 2004, the Company and all of its wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company intends to continue operations without interruption. The Company intends to seek emergence from Chapter 11 as rapidly as possible with a new, de-levered capital structure that will enable the Company to move forward on its strategic operating plan.

In furtherance of the Company’s goal of emerging from Chapter 11 as expeditiously as possible, prior to the filing, the Company reached an agreement in principle, subject to certain conditions, with a majority of the holders of its $100,000,000 Senior Subordinated Notes to exchange their notes for equity. The agreement also contemplates having certain of them make a new equity investment in the Reorganized Company. Additionally, prior to filing Chapter 11, the Company accepted a commitment for a new credit facility that, among other things, would retire its existing bank debt. On April 30, 2004, the Bankruptcy Court entered an order authorizing the Company to enter into this facility which was completed in July 2004.

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

On February 25, 2004, the Honorable Judge Joel B. Rosenthal of the United States Bankruptcy Court for the District of Delaware in Wilmington entered an order granting interim approval for the Company to utilize cash collateral and to borrow up to $40,000,000 from an initial debtor-in-possession (DIP) credit facility. The Company obtained the first DIP credit facility from a syndicate that includes various members of its pre-petition bank group. The Bankruptcy Court’s order provided the Company access to the liquidity necessary to continue operations without disruption and meet its obligations to its suppliers, customers and employees during the Chapter 11 reorganization process.

On April 8, 2004, the Bankruptcy Court granted final approval for the Company to borrow up to $70 million under the first DIP credit facility. During the first half of 2004, the Company incurred $2,841,000 in deferred financing costs, which were commitment fees and professional fees related to the first DIP credit facility.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On April 27, 2004, the Company filed a joint plan of reorganization (Plan) with the United States Bankruptcy Court. The Company filed a disclosure statement on May 14, 2004. The Plan and Disclosure Statement have since been amended and modified to update and include the most current and accurate information. The latest Plan and Disclosure Statement were filed with the Bankruptcy Court on July 30, 2004. The Bankruptcy Court entered an order approving the Disclosure Statement on August 4, 2004. The Plan has not yet been confirmed by the Bankruptcy Court and remains subject to Bankruptcy Court approval. A hearing for confirmation of the Plan has been set by the Bankruptcy Court for September 29, 2004. This 10-Q document has been prepared on a historic basis and does not describe the potential ramifications of the Plan.

On April 28, 2004, the Bankruptcy Court denied a motion to compel the United States Trustee to appoint an equity security holders committee.

On April 30, 2004, the Bankruptcy Court entered an order authorizing the Debtors to enter into a $305 million second DIP credit facility providing the Company with post-petition and exit financing. The Bankruptcy Court also authorized the Company to pay certain commitment fees and other expenses related to this loan. The second DIP credit facility was consummated on July 15, 2004. The second DIP credit facility was used to repay borrowings under the first DIP credit facility and the existing pre-petition bank credit facility and provided a revolving credit facility for working capital while the Company is in Chapter 11. During the first half of 2004, the Company incurred $5,016,000 in deferred financing costs which included the commitment fees and professional fees related to the second DIP credit facility. The Company anticipates that upon confirmation of the Company’s Plan and emergence from Chapter 11, the $305 million second DIP credit facility will be replaced with a five-year $310 million credit facility (plus a $10 million additional amount from March through September of 2005) to provide financing for the Reorganized Company.

In conjunction with the Chapter 11 proceedings, the Company has received an expression of interest in its assets from a consortium of potential buyers. The Company has provided this consortium with certain financial information but does not believe that the pursuit of the transaction, as it is currently proposed by the consortium, is in the best interests of its estate or creditors. Additional due diligence has been requested by the consortium, which may revise its offer. The Company will consider such revised offer, if and when submitted.

While the Company is in Chapter 11, investments in its securities continue to be highly speculative. Shares of the Company’s common stock have little or no value and, if the Plan is confirmed, will be canceled. Additionally, the Company’s shares were delisted from trading on the NASDAQ National Market effective at the opening of business on March 3, 2004. The Company’s shares continue to trade as an Other OTC issue under the symbol OGLEQ. PK. As part of the reorganization plan, the Senior Subordinated Notes will likely be canceled and replaced with the Reorganized Company’s common stock. The reorganized common stock will have a value less than the face value of the Senior Subordinated Notes.

Notwithstanding the progress made to date by the Company towards achieving its restructuring goals, at this time, the ability of the Company to complete a financial restructuring is uncertain and subject to substantial risk. Furthermore, the form and timing of any financial restructuring is uncertain. There can be no assurance that the Company will be successful in achieving its goals, or that any measures that are achievable will result in sufficient improvement to the Company’s financial position. Accordingly, until the time that the Company emerges from bankruptcy and adequate financial restructuring is completed, there will be substantial doubt about the Company’s ability to continue as a going concern. In the event that a financial restructuring is not completed, the Company could be forced to sell a significant portion of its assets to retire debt outstanding or, under certain circumstances, to cease operations. Management remains in active discussions to sell the Company’s mica operations.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	These interim unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Accordingly, all pre-petition liabilities subject to compromise have been segregated in the unaudited Condensed Consolidated Balance Sheet and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims.

Being classified as a Liability Subject to Compromise neither affirms nor denies the future payment of any of the liabilities so categorized. The payment of all these items is subject to the confirmation of the Plan by the Bankruptcy Court. The following table details the Liabilities Subject to Compromise (in thousands):

Liabilities Subject to Compromise

Current portion of long-term debt	$196,092
Accounts payable	19,717
Payroll and other accrued compensation	2,556
Accrued expenses	9,565
Accrued interest expense	7,543
Income taxes payable	492
Other long-term liabilities	25,312
Long-term debt	453
Postretirement benefits obligation	50,474

Total Liabilities Subject to Compromise	$312,204

Liabilities Not Subject to Compromise are separately classified as current and non-current in their respective account classification. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization items, net in the unaudited Condensed Consolidated Statements of Operations. Cash used for reorganization items is disclosed separately in the unaudited Condensed Consolidated Statements of Cash Flows. Amounts related to the Senior Credit Facility, Syndicated Term Loan and first DIP credit facility have been reclassified from a liability subject to compromise to a liability not subject to compromise due to the payment of $235,794,000 on July 15, 2004.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes to the Condensed Consolidated Financial Statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Management of the Company, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such periods have been made and that all adjustments are of a normal, recurring nature.

The Condensed Consolidated Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K and first quarter 2004 Form 10-Q.

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

The Company utilizes certain tax preference deductions afforded by law to mining companies. Although the amount of these deductions is materially consistent from year to year, these permanent book/tax differences can cause significant fluctuations in the Company’s effective tax rate based upon the level of pre-tax book income or loss. The Company continues to incur tax operating losses and there is an uncertainty regarding the future realization of any portion of these losses as a tax benefit. Accordingly, the Company has recorded a tax valuation allowance for the deferred tax asset and will maintain such an allowance until sufficient positive evidence (i.e., cumulative positive earnings and future taxable income) exists to support the reversal.

4.	In separate transactions during January 2004, the Company sold two assets of its Erie Sand and Gravel operations (the Redi-Mix business unit and the vessel M/V Richard Reiss) to E.E. Austin & Son, Inc. and Grand River Navigation Company, Inc., respectively. The Redi-Mix business unit was comprised of Serv-All Concrete, Inc. and S&J Trucking, Inc. These assets were not considered integral to the long-term strategic direction of the Company. Proceeds from the sales were $1,225,000 for Redi-Mix and $1,800,000 for the vessel. No gain or loss on the sale was recognized by the Company.

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s asset retirement obligation balance as of June 30, 2004 and June 30, 2003 was $6,998,000 and $6,015,000, respectively. The accretion expense for the six-month period ended June 30, 2004 and June 30, 2003 was $250,000 and $205,000, respectively.

8.	The Company recognizes all derivative instruments on the balance sheet at fair value. The Company’s pre-petition syndicated banking group had required interest rate protection on 50% of the Company’s Senior Credit Facility and Syndicated Term Loan. Accordingly, the Company entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The effect of these agreements was to fix the Company’s interest rate exposure, including the applicable margin charged the Company on its LIBOR-based interest rate. The Company is no longer hedged as all swaps have matured as of June 30, 2004 and will not be replaced.

There was no charge to interest expense relative to hedging activities for the six-month period ended June 30, 2004. The six-month period ended June 30, 2003 was charged $925,000 (or $0.11 per share, assuming dilution). The liability for derivative instruments as of June 30, 2004 was zero due to the expiration of the final swap instrument. At June 30, 2003 the liability for derivative instruments was $4,890,000 and was included in Other Long-Term Liabilities on the Condensed Consolidated Balance Sheet.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	The following represents a movement of the reserve for restructuring, asset impairments and early retirement programs recorded by the Company (in thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total
Reserve at January 1, 2003	$765	$-0-	$1,269	$2,034

2003 charge		13,272		13,272
Amounts utilized in 2003		(13,272)		(13,272)
Actual expenditures in 2003	(759)		(428)	(1,187)
Provisions and adjustments to prior reserves, net	36		(87)	(51)

Remaining reserve at December 31, 2003	42	-0-	754	796

2004 charge		145	1,170	1,315
Amounts utilized in 2004		(95)	(1,170)	(1,265)
Actual expenditures in first half of 2004	(13)		(87)	(100)
Provisions and adjustments to prior reserves, net		(50)	550	500

Remaining reserve at June 30, 2004	$29	$-0-	$1,217	$1,246

In the first quarter of 2004, the Company recorded a $1,315,000 asset impairment charge related to the exit and sublease of the Cleveland Marine Services office. Of this charge, $1,170,000 was primarily related to the difference between base rent due until December 2009 and sublease income that will be received into March 2008. An additional $145,000 pretax charge was recorded to write-off leasehold improvements made at the office facility.

In the second quarter of 2004, in response to updated information, the Company made an adjustment to increase the Provision for Restructuring, Asset Impairments and Early Retirement Programs by $500,000 for exit costs related to previously shutdown abrasives facilities.

During the second quarter of 2003, the Company recorded a $13,114,000 pretax asset impairment charge (or $1.57 per share, assuming dilution) to reduce the net book value of the Performance Minerals segment’s Specialty Minerals operation to its estimated fair value, as determined by management based on an independent third-party appraisal. The charge reduced the carrying value of the operation’s land, depreciable fixed assets and mineral reserves by $2,610,000, $2,334,000 and $8,170,000, respectively. Fair values were estimated using a discounted cash flow valuation technique incorporating a discount rate commensurate with the risks involved for each group of assets.

10.	On May 1, 2003, Eveleth Mines LLC (d.b.a. EVTAC Mining) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. EVTAC Mining is a non-trade debtor to the Company for obligations arising out of a prior relationship. The Company recognized a charge of $888,000 (or $0.17 per share, assuming dilution) in the first quarter of 2003 to establish a reserve for this matter. The charge was included in Other Expense on the Condensed Consolidated Statement of Operations. Additionally, during the third quarter of 2003, due to a change in circumstances, the Company recognized another $784,000 (or $0.09 per share, assuming dilution) charge to fully reserve for this matter.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	During the third quarter of 2003, the Company agreed with one of its several insurers to fund a settlement insurance trust (the Trust) to cover a portion of settlement and defense costs arising out of asbestos litigation. The Company will have access to Trust funds to cover settlements and defense costs and will not have the obligation to cover such costs from its own funds. Additionally, the agreement provides that the Company may use up to $4,000,000 of the Trust’s assets to cover the cost of any insurable or insurance related expenses. A total of $3,576,000 has been received in reimbursement of insurance expenditures incurred through June 30, 2004. An amount of $424,000 remains in the Trust as of June 30, 2004.

During the second quarter of 2004, the Company completed a settlement with an insolvent insurance group for $4,668,000 in respect of past and future claims. The $4,668,000 was recorded as Other Income in the second quarter of 2004, and the restricted cash is recorded as an Other Current Asset on the Condensed Consolidated Balance Sheet as of June 30, 2004.

12.	The Company has contributed $2,747,000 to its pension plans in the first half of 2004. The Company expects to contribute approximately $3,219,000 to its pension plans for the full year 2004. The components of net periodic benefit cost is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Components of net periodic benefit cost:

Service Cost	$681	$757	$1,170	$1,203
Interest Cost	1,515	1,578	2,713	2,703
Expected return on plan assets	(2,236)	(1,758)	(3,710)	(3,132)
Amortization of prior service cost	105	103	131	128
Amortization of initial net asset	0	(4)	0	(7)
Recognized net actuarial loss	343	636	887	1,140

Net periodic benefit cost	$408	$1,312	$1,191	$2,035

Consistent with other operating expenses, the first quarter and a portion of the second quarter Great Lakes Minerals’ pension expenses are deferred and expensed over the production and sailing seasons, the effect of which was a net deferral of expense of $246,000 in the first half of 2004 and $260,000 in the first half of 2003.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	The Company accounts for stock-based compensation using the intrinsic value method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The table below summarizes stock compensation cost included in the determination of net loss using the intrinsic value method and the impact on net loss and net loss per share, basic and assuming dilution, had the Company accounted for stock-based compensation using the alternative fair value method of accounting (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Stock compensation cost included in the determination of net loss, as reported—net of taxes	$11	$89	$19	$155

Net loss, as reported	$(1,413)	$(12,581)	$(19,150)	$(23,631)
Estimated fair value of stock compensation cost, net of taxes	(61)	(203)	(122)	(405)

Net loss, as adjusted	$(1,474)	$(12,784)	$(19,272)	$(24,036)

Net loss per share, as reported—basic and assuming dilution	$(0.26)	$(2.47)	$(3.66)	$(4.64)

Net loss per share, as adjusted—basic and assuming dilution	$(0.28)	$(2.51)	$(3.68)	$(4.73)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	The following table sets forth the reconciliation of the Company’s net (loss) to its comprehensive (loss)—in thousands:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net loss	$(1,413)	$(12,581)	$(19,150)	$(23,631)

Other comprehensive loss:
Derivative instruments:
Gain (loss) on derivatives, net of taxes	105	48	198	(103)
Reclassification adjustments to earnings, net of taxes	289	1,172	570	2,758

Total derivative instruments	394	1,220	768	2,655

Comprehensive loss	$(1,019)	$(11,361)	$(18,382)	$(20,976)

15.	The calculation of net loss per share follows (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Average numbers of shares outstanding:

Average number of shares outstanding—basic	5,240	5,097	5,228	5,085
Dilutive effect of stock plans	—	—	—	—

Average number of shares outstanding—assuming dilution	5,240	5,097	5,228	5,085

Net loss per share—basic and assuming dilution:

Loss before cumulative effect of accounting change	$(1,413)	$(12,581)	$(19,150)	$(22,240)
Cumulative effect of accounting change for asset retirement obligations, net of taxes	—	—	—	(1,391)

Net loss	$(1,413)	$(12,581)	$(19,150)	$(23,631)

Loss before cumulative effect of accounting change	$(0.26)	$(2.47)	$(3.66)	$(4.37)
Cumulative effect of accounting change for asset retirement obligations, net of taxes	—	—	—	(0.27)

Net loss per share—basic and assuming dilution	$(0.26)	$(2.47)	$(3.66)	$(4.64)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	The Company, headquartered in Cleveland, Ohio, supplies essential natural resources to industrial and commercial customers. The Company has aligned its businesses into three reporting segments focused on its key markets served. This segment reporting structure aligns operations which share business strategies, are related by geography and product mix, and reflect the way management evaluates the operating performance of its businesses. The operations are reported as: Great Lakes Minerals, which is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company’s Michigan Limestone, Marine Services and Erie Sand and Gravel operations; Global Stone, whose lime, limestone fillers, chemical limestone, and construction aggregate operate primarily in the Southeast and Mid-Atlantic regions; and Performance Minerals, which mines and processes specialized industrial minerals, primarily high-purity silica sands and muscovite mica, and combines the Company’s Industrial Sands and Specialty Minerals operations.

Primarily through a direct sales force, the Company serves customers in a wide range of industries, including building products, energy, environmental and industrial. The composition of the segments and measure of segment profitability is consistent with the segment reporting structure used by the Company’s management to evaluate the operating performance of the Company’s businesses.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the operating segment information as of and for the six months ended June 30, 2004 and 2003 (in thousands):

	Great Lakes Minerals	Global Stone	Performance Minerals	Total Operating Segments	Corporate And Other	Consolidated
2004
Identifiable assets	$279,961	$252,746	$77,251	$609,958	$69,323	$679,281
Depreciation, depletion, amortization and accretion	5,584	6,865	3,662	16,111	142	16,253
Capital expenditures	7,079	3,859	676	11,614	138	11,752
Net sales and operating revenues	$60,553	$83,035	$49,517	$193,105	(1,099)	$192,006

Operating income (loss), before impairment charge	$4,613	$7,644	$7,062	$19,319	$(7,845)	$11,474
Provision for restructuring, asset impairments and early retirement programs	(1,315)			(1,315)	(500)	(1,815)

Operating income (loss)	3,298	7,644	7,062	18,004	(8,345)	9,659
Reorganization items, net					(9,672)	(9,672)
Loss on disposition of assets	(9)		(4)	(13)		(13)
Interest expense					(24,960)	(24,960)
Other income, net					5,009	5,009

Income (loss) before income taxes and cumulative effect of accounting change	$3,289	$7,644	$7,058	$17,991	$(37,968)	$(19,977)

2003
Identifiable assets	$287,938	$271,407	$79,081	$638,426	$57,530	$695,956
Depreciation, depletion, amortization and accretion	5,576	7,072	3,578	16,226	150	16,376
Capital expenditures	6,527	3,838	1,557	11,922	523	12,445
Net sales and operating revenues	$51,436	$87,641	$41,318	$180,395	(1,005)	$179,390

Operating income (loss), before impairment charge	$781	$7,707	$5,251	$13,739	(9,055)	$4,684
Provision for restructuring, asset impairments and early retirement programs			(13,114)	(13,114)		(13,114)

Operating income (loss)	781	7,707	(7,863)	625	(9,055)	(8,430)

Gain (loss) on disposition of assets	24	(10)	(20)	(6)	63	57
Interest expense					(26,383)	(26,383)
Other expense, net					(2,122)	(2,122)

Income (loss) before income taxes and cumulative effect of accounting change	$805	$7,697	$(7,883)	$619	$(37,497)	$(36,878)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the operating segment information as of and for the three months ended June 30, 2004 and 2003 (in thousands):

	Great Lakes Minerals	Global Stone	Performance Minerals	Total Operating Segments	Corporate And Other	Consolidated
2004
Identifiable assets	$279,961	$252,746	$77,251	$609,958	$69,323	$679,281
Depreciation, depletion, amortization and accretion	5,394	3,505	1,789	10,688	74	10,762
Capital expenditures	4,109	2,259	210	6,578	54	6,632
Net sales and operating revenues	$53,843	$42,848	$26,980	$123,671	$(1,099)	$122,572

Operating income (loss), before impairment charge	$5,252	$4,875	$4,813	$14,940	$(3,534)	$11,406
Provision for restructuring, asset impairments and early retirement programs					(500)	(500)

Operating income (loss)	5,252	4,875	4,813	14,940	(4,034)	10,906
Reorganization items, net					(5,107)	(5,107)
Gain on disposition of assets			2	2		2
Interest expense					(12,405)	(12,405)
Other income, net					4,916	4,916

Income (loss) before income taxes and cumulative effect of accounting change	$5,252	$4,875	$4,815	$14,942	$(16,630)	$(1,688)

2003
Identifiable assets	$287,938	$271,407	$79,081	$638,426	$57,530	$695,956
Depreciation, depletion, amortization and accretion	5,348	3,722	1,792	10,862	41	10,903
Capital expenditures	3,519	1,626	796	5,941	169	6,110
Net sales and operating revenues	$47,233	$47,334	$22,944	$117,511	$(1,005)	$116,506

Operating income (loss), before impairment charge	$2,844	$4,893	$3,648	$11,385	$(4,493)	$6,892
Provision for restructuring, asset impairments and early retirement programs			(13,114)	(13,114)		(13,114)

Operating income (loss)	2,844	4,893	(9,466)	(1,729)	(4,493)	(6,222)
(Loss) gain on disposition of assets	(2)	16	(20)	(6)		(6)
Interest expense					(13,102)	(13,102)
Other expense, net					(531)	(531)

Income (loss) before income taxes and cumulative effect of accounting change	$2,842	$4,909	$(9,486)	$(1,735)	$(18,126)	$(19,861)

ITEM 2. MA NAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

1.	On February 23, 2004, the Company and all of its wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company intends to continue operations without interruption. The Company intends to seek emergence from Chapter 11 as rapidly as possible with a new, de-levered capital structure that will enable the Company to move forward on its strategic operating plan.

In furtherance of the Company’s goal of emerging from Chapter 11 as expeditiously as possible, prior to the filing, the Company reached an agreement in principle, subject to certain conditions, with a majority of the holders of its $100,000,000 Senior Subordinated Notes to exchange their notes for equity. The agreement also contemplates having certain of them make a new equity investment in the Reorganized Company. Additionally, prior to filing Chapter 11, the Company accepted a commitment for a new credit facility that, among other things, would retire its existing bank debt. On April 30, 2004, the Bankruptcy Court entered an order authorizing the Company to enter into this facility which was completed in July 2004.

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

On February 25, 2004, the Honorable Judge Joel B. Rosenthal of the United States Bankruptcy Court for the District of Delaware in Wilmington entered an order granting interim approval for the Company to utilize cash collateral and to borrow up to $40,000,000 from an initial debtor-in-possession (DIP) credit facility. The Company obtained the first DIP credit facility from a syndicate that includes various members of its pre-petition bank group. The Bankruptcy Court’s order provided the Company access to the liquidity necessary to continue operations without disruption and meet its obligations to its suppliers, customers and employees during the Chapter 11 reorganization process.

On April 8, 2004, the Bankruptcy Court granted final approval for the Company to borrow up to $70 million under the first DIP credit facility. During the first half of 2004, the Company incurred $2,841,000 in deferred financing costs, which were commitment fees and professional fees related to the first DIP credit facility.

FINANCIAL CONDITION – (Continued)

On April 27, 2004, the Company filed a joint plan of reorganization (Plan) with the United States Bankruptcy Court. The Company filed a disclosure statement on May 14, 2004. The Plan and Disclosure Statement have since been amended and modified to update and include the most current and accurate information. The latest Plan and Disclosure Statement were filed with the Bankruptcy Court on July 30, 2004. The Bankruptcy Court entered an order approving the Disclosure Statement on August 4, 2004. The Plan has not yet been confirmed by the Bankruptcy Court and remains subject to Bankruptcy Court approval. A hearing for confirmation of the Plan has been set by the Bankruptcy Court for September 29, 2004. This 10-Q document has been prepared on a historic basis and does not describe the potential ramifications of the Plan.

On April 28, 2004, the Bankruptcy Court denied a motion to compel the United States Trustee to appoint an equity security holders committee.

On April 30, 2004, the Bankruptcy Court entered an order authorizing the Debtors to enter into a $305 million second DIP credit facility providing the Company with post-petition and exit financing. The Bankruptcy Court also authorized the Company to pay certain commitment fees and other expenses related to this loan. The second DIP credit facility was consummated on July 15, 2004. The second DIP credit facility was used to repay borrowings under the first DIP credit facility and the existing pre-petition bank credit facility and provided a revolving credit facility for working capital while the Company is in Chapter 11. During the first half of 2004, the Company incurred $5,016,000 in deferred financing costs which included the commitment fees and professional fees related to the second DIP credit facility. The Company anticipates that upon confirmation of the Company’s Plan and emergence from Chapter 11, the $305 million second DIP credit facility will be replaced with a five-year $310 million credit facility (plus a $10 million additional amount from March through September of 2005) to provide financing for the Reorganized Company.

In conjunction with the Chapter 11 proceedings, the Company has received an expression of interest in its assets from a consortium of potential buyers. The Company has provided this consortium with certain financial information but does not believe that the pursuit of the transaction, as it is currently proposed by the consortium, is in the best interests of its estate or creditors. Additional due diligence has been requested by the consortium, which may revise its offer. The Company will consider such revised offer, if and when submitted.

While the Company is in Chapter 11, investments in its securities continue to be highly speculative. Shares of the Company’s common stock have little or no value and, if the Plan is confirmed, will be canceled. Additionally, the Company’s shares were delisted from trading on the NASDAQ National Market effective at the opening of business on March 3, 2004. The Company’s shares continue to trade as an Other OTC issue under the symbol OGLEQ. PK. As part of the reorganization plan, the Senior Subordinated Notes will likely be canceled and replaced with the Reorganized Company’s common stock. The reorganized common stock will have a value less than the face value of the Senior Subordinated Notes.

Notwithstanding the progress made to date by the Company towards achieving its restructuring goals, at this time, the ability of the Company to complete a financial restructuring is uncertain and subject to substantial risk. Furthermore, the form and timing of any financial restructuring is uncertain. There can be no assurance that the Company will be successful in achieving its goals, or that any measures that are achievable will result in sufficient improvement to the Company’s financial position. Accordingly, until the time that the Company emerges from bankruptcy and adequate financial restructuring is completed, there will be substantial doubt about the Company’s ability to continue as a going concern. In the event that a financial restructuring is not completed, the Company could be forced to sell a significant portion of its assets to retire debt outstanding or, under certain circumstances, to cease operations. Management remains in active discussions to sell the Company’s mica operations.

Due to the seasonal nature of certain aspects of the Company’s business, the operating results and cash flows for the first six months of the year are not necessarily indicative of the results to be expected for the full year.

FINANCIAL CONDITION – (Continued)

The Company’s cash used for operating activities, net of cash used for reorganization expenses, was $2,179,000 in the first half of 2004 compared with a use of cash of $16,763,000 in the first half of 2003. Net loss before taxes was significantly lower for the six-month period ended June 30, 2004 compared with the same period in the prior year. The cash used in the first six months of 2004 was primarily the result of the increase in accounts receivable and prepaid expenses, specifically prepaid insurance, deferred winter work and deferred vessel maintenance. The net cash used was partially offset by the increase in the accounts payable, accrued expenses, accrued interest and payroll and other accrued compensation. These increases are due to the Bankruptcy Court stay issued on pre-petition liabilities prohibiting payment and result in their reclassification to Liabilities Subject to Compromise pending final approval of the Company’s Plan.

Capital expenditures were $11,752,000 for the first six months of 2004 compared with $12,445,000 for the same period in 2003. During the six-month period ended June 30, 2004, expenditures for replacement of existing equipment totaled $9,156,000 while expansion projects received funding of $1,242,000, with the balance of $1,354,000 allocated to quarry development. During the six-month period ended June 30, 2003, capital expenditures for replacement of existing equipment, expansion projects and quarry development totaled $8,883,000, $2,037,000 and $1,525,000, respectively. Full-year capital expenditures for 2004 are expected to approximate $24,500,000.

During the first six months of 2004, the Company’s additional borrowings exceeded debt repayments by $20,064,000 compared with the first six months of 2003 when additional borrowings exceeded debt repayments by $35,644,000. Due to the seasonal nature of many of the Company’s operations, the Company is customarily a net borrower during the first quarter and the beginning of the second quarter each year. Availability under the Company’s Senior Credit facility is used to fund working capital requirements, winter work for the Great Lakes Minerals segment and capital expenditures during this period. The operations of the Great Lakes Minerals segment are substantially dormant during the first quarter and the beginning of the second quarter. Borrowings normally tend to peak during the middle of the second quarter, with pay-downs beginning in the middle of the third quarter. The seasonal borrowings in the first six months of 2004 were lower than in the prior year due to the benefit of better operating results, $3,025,000 in proceeds from the sale of Company assets and the Bankruptcy Court stay prohibiting payment of pre-petition liabilities. Additional decreases in financing activities from the six months ended June 30, 2003 resulted from lower interest costs for the first half of 2004. The borrowings in the first half of 2003 were also higher than the same period in 2004 due to the Erie Sand and Gravel acquisition. This was partially offset by the cash outlays for reorganization items related to the Bankruptcy and an increase in financing costs related to the first and second DIP facilities. The Company anticipates being a net borrower for the year.

The Company did not declare a dividend in the first half of 2004 or 2003. The Company’s 2001 amendments to its financial covenants on its Syndicated Term Loan and Senior Credit Facility prohibit the payment of cash dividends. The payment of dividends is also prohibited by the first and second DIP facilities.

FINANCIAL CONDITION – (Continued)

The Company continues to incur tax operating losses and there is an uncertainty regarding the future realization of any portion of these losses as a tax benefit. Accordingly, the Company has recorded a tax valuation allowance for net deferred tax assets and will maintain such an allowance until sufficient positive evidence (i.e., cumulative positive earnings and future taxable income) exists to support the reversal of the valuation allowance.

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

The suits filed pursuant to the Jones Act are filed in Federal Court and have been assigned to the Multidistrict Litigation Panel (MDL). All such cases are currently dormant and have been so for many years.

The Company believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance policies and an insurance trust from multiple sources. In the third quarter 2003, the Company agreed with one of its several insurers to fund a settlement insurance trust (the Trust) to cover a portion of settlement and defense costs arising out of asbestos litigation. The Company will have access to Trust funds to cover settlements and defense costs and will not have the obligation to cover such costs from its own funds. Additionally, the Trust provides that the Company may use up to a maximum of $4,000,000 to cover the cost of any other insurable or insurance related expense. A total of $3,576,000 has been received in reimbursement of insurance expenditures incurred through June 30, 2004. At June 30, 2004, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims of approximately 72,000 claimants. With respect to silica claims, the Company at June 30, 2004 was co-defendant in cases involving approximately 22,000 claimants. The Company has been and will continue to be responsible for funding a small percentage of all silica settlements and defense costs. Management believes that its share of settlements on an annual basis is not significant, although the Company continues to maintain a reserve on its balance sheet to address this contingency.

During the second quarter of 2004, the Company completed a settlement with an insolvent insurance group for $4,668,000 in respect of past and future claims. The $4,668,000 was recorded as Other Income in the second quarter 2004, and the restricted cash is recorded as an Other Current Asset on the Condensed Consolidated Balance Sheet as of June 30, 2004.

FINANCIAL CONDITION – (Continued)

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO

SIX MONTHS ENDED JUNE 30, 2003

The Company’s net sales and operating revenues increased 7% to $192,006,000 in the first half of 2004. This is a $12,616,000 increase over the $179,390,000 in net sales and operating revenues generated in the first half of 2003. The Great Lakes Minerals and Performance Minerals segments accounted for the net sales and operating revenue increase in the first half with gains of $9,117,000 and $8,199,000, respectively. Demand for limestone and iron ore on the Great Lakes has increased sales for the Michigan quarries and for the vessel operations. In addition, the increase in tons shipped resulted in increased freight revenue. The Company has improved its market share with its gas and oil well fracturing sand and has seen strong pricing power with lime sales. This has been partially offset because of the revenue loss from disposed businesses, mainly the Lawn and Garden business. In 2003, severe weather in the Great Lakes, Mid-Atlantic and Southeast regions had hampered the sales of each segment.

The operating income for the first half of 2004 was $9,659,000, compared with the $8,430,000 operating loss reported in the first half of 2003. The operating loss in the first half of 2003 includes a pretax asset impairment charge of $13,114,000 (or $1.57 per share net loss, assuming dilution) related to the write-down of the Performance Minerals segment’s Specialty Minerals operation to fair value. In the first quarter of 2004, the Company recorded a $1,315,000 impairment charge related to the exit and sublease of the Cleveland Marine Services office. In the second quarter of 2004, the Company recorded $500,000 for exit costs related to previously shutdown abrasives facilities. Management believes excluding the impairment and restructuring charges provides a better comparison between operating results. Excluding the impairment and restructuring charges, the Company had operating income of $11,474,000 and $4,684,000 in the first half of 2004 and 2003, respectively, a $6,790,000 or 145% increase over the same period a year ago. The Company continues to realize benefits because of increasing demand for its products and cost- cutting activities over the past year. Operating income for the three segments in the first half of 2004 was $19,319,000 compared to $13,739,000, excluding the impairment charges. This is an increase of 41% over the segment operating income in the first half of 2003.

The net loss for the first half of 2004 was $19,150,000, which represents a loss of $3.66 per share on a fully diluted basis. This compares to the net loss of $23,631,000, or a loss of $4.64 per share, assuming full dilution, in the six months ended June 30, 2003. The 2003 net loss was increased by the $13,114,000 impairment, discussed above. The current year net loss includes $9,672,000 of reorganization expenses in the first half of 2004 related to the Bankruptcy filing. Additionally, the Company recorded a non-cash expense of $13,811,000 related to the reduction in the tax benefit as of June 30, 2004. Due to the Company’s continuing tax operating losses, it cannot justify creating a net deferred tax asset on its balance sheet and therefore, is limited in its income tax benefit for 2004. In addition, during the second quarter of 2004, the Company completed a settlement with an insolvent insurance group for $4,668,000 in respect of past and future claims. The $4,668,000 was recorded as Other Income in the second quarter 2004. The current period gains generated by the operating segments were more than offset by the aforementioned expenses related to the reorganization and the reduction in the tax benefit.

RESULTS OF OPERATIONS – (Continued)

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO

SIX MONTHS ENDED JUNE 30, 2003

Great Lakes Minerals

The Great Lakes Minerals segment net sales and operating revenue increased $9,117,000, or 18%, to $60,553,000 for the first six months of 2004 from $51,436,000 for the first half of 2003. The increase in net sales and operating revenues was attributable to two factors: 1) higher demand for metallurgical and aggregate limestone due to general economic improvement and the recovery of the U.S. integrated steel industry, and 2) increased vessel revenues, which were the result of higher market demand, better weather conditions than a year ago and higher water levels. The higher water levels permit heavier lading of the vessels. The Company also generated additional revenue through its ship repair business at its Erie location.

Cost of goods sold and operating expenses for the Great Lakes Minerals segment were $46,525,000 for the six months ended June 30, 2004 compared with $41,045,000 for the same period in 2003, an increase of $5,480,000 or 13%. Costs of goods sold and operating expenses, as a percentage of net sales and operating revenues, were 77% in the first half of 2004 and 80% in the same period in 2003. The improved operating margin as a percentage of net sales and operating revenues is primarily a result of the higher production levels, which generate cost efficiencies by absorbing fixed costs and higher water levels which increase revenues with little impact on costs. This has been partially offset by the higher fuel costs.

Operating income for the six months ended June 30, 2004 was $3,298,000 as compared with operating income of $781,000 for the same period in 2003. In the first quarter, the Company recorded a $1,315,000 impairment charge related to the exit and sublease of the former headquarters office of the Marine Services business. Excluding the impairment charge, the operating income for the first half of 2004 is $4,613,000. The increase in the operating income is due to increased demand and volume efficiencies. These gains were partially offset by increases in energy costs.

Global Stone

Net sales for the Company’s Global Stone segment decreased $4,606,000 to $83,035,000 for the six months ended June 30, 2004 from $87,641,000 in the same period of 2003. The decrease was a result of the sale of the Lawn and Garden bagging business, which was sold in the third quarter of the prior year. Lawn and Garden net sales for the six months ended June 30, 2003 were $14,515,000. After adjusting for the sale of the Lawn and Garden bagging business, the segment shows an increase in sales of $9,909,000 over the prior year. This segment is benefiting from increased demand for aggregate, roofing fillers and lime, and renewed demand for fillers in the carpet and flooring markets. Additionally, this segment is experiencing pricing power in certain lime markets due to the fact that the lime group is running at full capacity and there has been a significant increase in demand from the Asian steel markets.

RESULTS OF OPERATIONS – (Continued)

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO

SIX MONTHS ENDED JUNE 30, 2003

Global Stone (Continued)

Cost of goods sold for the Global Stone segment totaled $64,155,000 in the six months ended June 30, 2004 compared with $68,468,000 in the six months ended June 30, 2003, a decrease of $4,313,000. Cost of goods sold, as a percentage of net sales, was 77% and 78% in the first half of 2004 and 2003, respectively. The slight increase in operating margins is attributable to incremental demand for aggregate stone and improved pricing in lime sales offset by higher energy and maintenance costs. Additionally, the Lawn and Garden business was a lower margin business.

The segment contributed $7,644,000 to operating income for the six months ended June 30, 2004, compared with $7,707,000 in the same period of 2003. Operating income increased compared to the same period in the prior year after excluding the contribution of the Lawn and Garden business in 2003. This increase is due to the stronger demand for aggregate, roofing fillers, lime, and a renewed demand for fillers in the carpet and flooring markets. The incremental operating income from these higher sales was partially offset by increases in energy and maintenance costs.

Performance Minerals

The Performance Minerals segment had net sales of $49,517,000 for the first half of 2004, an increase of $8,199,000 or 20%, over the net sales of $41,318,000 for the same period in 2003. The increase in net sales was substantially attributable to the strong industry demand for sands used in gas and oil well fracturing and improved market share. Demand is higher than the same period in 2003 due to increased oil and gas market prices, which have resulted in more drilling activity. Additional market development for gas and oil well fracturing sands was experienced in Canada and the Rocky Mountain region.

Cost of goods sold for the Performance Minerals segment was $36,186,000 for the first half of 2004, which was 20% higher than the $30,047,000 in the same period of 2003 primarily due to the increase in net sales discussed above. Cost of goods sold as a percentage of net sales remained unchanged at 73% for the first half of 2004 and 2003. Production efficiencies were offset by increases in maintenance and energy costs.

Operating income for the Performance Minerals segment was $7,062,000 for the first six months of 2004 compared with an operating loss of $7,863,000 for the same period of 2003. For comparison purposes, excluding the prior year $13,114,000 pretax impairment charge related to the segment’s Specialty Minerals operation, the segment had operating income of $5,251,000 for the first half of 2003. The $1,811,000 increase in operating income from 2003 directly reflects the higher sales volumes and a consistent margin rate.

RESULTS OF OPERATIONS – (Continued)

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO

SIX MONTHS ENDED JUNE 30, 2003

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense was $16,253,000 for the six months ended June 30, 2004 compared with $16,376,000 for the same period of 2003. Depreciation, depletion, amortization and accretion expense were 8% and 9% of total net sales and operating revenues in 2004 and 2003, respectively. The reduction in the percent to net sales demonstrates the Company’s ability to leverage increases in net sales and operating revenue on its asset base.

General, Administrative and Selling Expenses

Total general, administrative and selling expenses were $18,418,000 for the first half of 2004 compared with $19,902,000 for the comparable period in 2003. The total general, administrative and selling expense decreased $1,484,000 in the first half of 2004 versus the first half of 2003. General, administrative and selling expenses as a percentage of net sales and operating revenue was 10% in 2004 compared with 11% in 2003. Headcount reductions, particularly at the corporate office and the Great Lakes Mineral segment, which were implemented throughout 2003, were the major contributors to the improved leverage in the general, administrative and selling expense. Some further benefits were seen in reduced pension expense. These gains were partially offset by higher expense on Corporate insurance and higher management bonus accruals. Additionally, the 2003 expense includes some items that are similar to expenses being grouped as reorganization items, net in 2004.

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

In the second quarter of 2004, in response to updated information, the Company made an adjustment to increase the Provision for Restructuring, Asset Impairments and Early Retirement Programs by $500,000 for exit costs related to previously shutdown abrasives facilities.

Other

Interest expense was $24,960,000 in the first half of 2004, a $1,423,000 decrease compared with $26,383,000 for the first half of 2003. Several factors contributed to the net decrease in the interest expense. A cessation of accrued interest expense on certain debt instruments and a reduction in hedge interest expense were offset by higher interest rate spreads on the secured debt. The Company’s interest on hedges was $1,274,000 in the first half of 2004 compared with $4,800,000 in the same period of 2003. The company is no longer required to hedge at least 50% of its senior debt; as a result, the Company’s remaining $50,000,000 notional value hedge, which expired as of June 30, 2004, was not replaced. This is compared with $220,000,000 in notional value throughout the first quarter and $170,000,000 in notional value throughout the second quarter of 2003. Interest on bank debt was $19,273,000 in 2004 compared with $19,477,000 in 2003. In 2003, the Company amended its bank agreements with its lenders on its Senior Credit Facility, Term Loan and Senior Secured Notes. These amendments were needed because of anticipated defaults under the Company’s existing agreements. The result of these amendments increased the margin over LIBOR from 4% at June 30, 2003 to 6% for the first half of 2004. Additionally, amendments to the Company’s Senior Secured Notes increased the payment-in-kind rate from 5% as of June 30, 2003 to 6% for the six months ended June 30, 2004. These increases were offset by the cessation of interest accrued on the Company’s 10% Senior Subordinated Notes as of the bankruptcy filing. The Senior Subordinated Notes are deemed unsecured by the Company and interest is no longer being accrued.

RESULTS OF OPERATIONS – (Continued)

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO

SIX MONTHS ENDED JUNE 30, 2003

The Company’s amortization of deferred financing fees was $4,365,000 in the first half of 2004 compared with $1,993,000 in 2003. The increase in financing fee amortization stems from the significant capitalized amendment fees paid to senior lenders throughout 2003 affecting all of 2004, as well as the capitalization of the DIP financing fees at the end of the first quarter and throughout the second quarter of 2004. The remainder of interest expense was related to capital leases and notes payable.

The reorganization items represent legal and professional fees associated with the bankruptcy petition filing and its related activities. These expenses totaled $9,672,000 for the six months ended June 30, 2004.

During the second quarter of 2004, the Company completed a settlement with an insolvent insurance group for $4,668,000 in respect of past and future claims. The $4,668,000 was recorded as Other Income in the second quarter of 2004 and the restricted cash is recorded as an Other Current Asset on the Condensed Consolidated Balance Sheet as of June 30, 2004.

On May 1, 2003, Eveleth Mines LLC (d.b.a. EVTAC Mining) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. EVTAC Mining is a non-trade debtor to the Company for obligations arising out of a prior relationship. The Company recognized an after-tax charge of $888,000 (or $0.17 per share, assuming dilution) in the first quarter of 2003 to establish a reserve for this matter. The charge was included in Other Expense on the Condensed Consolidated Statement of Operations. Additionally, during the third quarter of 2003, due to a change in circumstances, the Company recognized another $784,000 (or $0.09 per share, assuming dilution) charge to fully reserve for this matter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO

THREE MONTHS ENDED JUNE 30, 2003

The Company’s net sales and operating revenues of $122,572,000 in the second quarter of 2004 were 5% higher than net sales and operating revenues of $116,506,000 in the second quarter of 2003. The increase in net sales and operating revenues for the second quarter of 2004 was primarily due to the improved demand for aggregate and metallurgical stone in the Great Lakes segment; increased volume demand for bulk transportation services and higher water levels on the Great Lakes; a stronger demand for oil and gas fracturing sands at the Company’s Performance Minerals segment; increased volume demand for lime, crushed stone and roofing fillers in the Global Stone segment, and stronger pricing power for lime. These increases to net sales and operating revenues were partially offset by decreased volume related to the sale of the Lawn and Garden bagging business.

Operating income in the second quarter of 2004 was $10,906,000 compared to an operating loss of $6,222,000 in the same period of 2003. The operating loss in the second quarter of 2003 includes a pretax asset impairment charge of $13,114,000 related to the write-down of the Performance Minerals segment’s Specialty Minerals operation to fair value. In the second quarter of 2004, the Company recorded $500,000 for exit costs related to previously shutdown abrasives facilities. Management believes excluding the impairment and restructuring charges provides a better comparison between operating results. When adjusting for the impairment and restructuring charges, the operating income in the second quarter of 2004 was $4,514,000 higher than the same quarter of 2003. The major factors contributing to this operating income increase are increases in sales and production volumes at all three operating segments, higher water levels, which enabled the vessels to carry more tons per trip, and pricing power for the lime operations.

The net loss for the second quarter of 2004 was $1,413,000, an improvement of $11,168,000 from the net loss of $12,581,000 in the second quarter of 2003. The net loss in the prior year period included an asset impairment charge of $13,114,000, noted earlier. The net loss in the current quarter includes a $7,005,000 reduction in the income tax benefit. Due to the Company’s continuing tax operating losses, it cannot justify creating a net deferred tax asset on its balance sheet and therefore, is limited in its income tax benefit for 2004. In addition, reorganization expenses of $5,107,000 were incurred in the second quarter of 2004 related to the Bankruptcy proceedings. Finally, during the second quarter of 2004, the Company completed a settlement with an insolvent insurance group for $4,668,000 in respect of past and future claims. The $4,668,000 was recorded as Other Income in the 2nd quarter of 2004.

Operating results of the Company’s business segments for the three months ended June 30, 2004 and 2003 are discussed below.

RESULTS OF OPERATIONS - (Continued)

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO

THREE MONTHS ENDED JUNE 30, 2003

Great Lakes Minerals

Net sales and operating revenues for the Company’s Great Lakes Minerals segment increased $6,610,000, or 14% in the second quarter of 2004 to $53,843,000 as compared with $47,233,000 in the same period in 2003. The increase in net sales and operating revenues was attributable to additional tons shipped and higher water levels. Revenues from the quarries in Michigan improved with increased demand in both the aggregate and metallurgical markets.

Cost of goods sold and operating expenses for the Great Lakes Minerals segment were $41,118,000 for the three months ended June 30, 2004 compared with $37,039,000 for the same period in 2003. Cost of goods sold and operating expenses as a percentage of net sales and operating revenues were 76% in the second quarter of 2004 and 78% in the second quarter of 2003. The improved operating margin is primarily a result of improved weather conditions and efficiencies gained from increased demand resulting in higher production volume. In addition, operating margin in the second quarter of the prior year was negatively affected by a successful Company program that curtailed production in order to reduce inventory levels. These factors contributing to improvement in operating margin over the prior year were partially offset by higher fuel costs, increased retiree expense and higher employee healthcare costs.

Operating income for the second quarter of 2004 was $5,252,000 as compared with operating income of $2,844,000 for the second quarter of 2003. The increase in operating income of $2,408,000 is primarily the result of production efficiencies gained by the higher sales volume and other factors discussed above.

Global Stone

Net sales for the Company’s Global Stone segment decreased $4,486,000 to $42,848,000 for the three months ended June 30, 2004. This was a 9% reduction in net sales from the $47,334,000 generated in the three months ended June 30, 2003. The net sales decrease is due to the approximately $7,931,000 in net sales lost due to the sale of the Lawn and Garden bagging business. After adjusting the second quarter 2003 net sales for the Lawn and Garden bagging business, the segment shows an increase in net sales for the second quarter 2004 of $3,445,000. The segment is benefiting from improved volume demand for crushed stone, lime, roofing fillers and a renewed demand for fillers in the carpet and flooring markets. Due to the high demand, certain of the segment’s lime operations are currently producing at full capacity and, as a result, the Company is experiencing additional pricing power.

RESULTS OF OPERATIONS - (Continued)

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO

THREE MONTHS ENDED JUNE 30, 2003

Global Stone (Continued)

Cost of goods sold for the Global Stone segment totaled $32,124,000 for the three-month period ended June 30, 2004 compared with $36,506,000 for the three-month period ended June 30, 2003. Cost of goods sold as a percentage of net sales was 75% and 77% in the second quarter of 2004 and 2003, respectively. The slight decrease in cost of goods sold as a percentage of net sales between the two quarters is primarily due to higher production volumes and the related cost efficiency. Additionally, the former Lawn and Garden operation was a lower-margin business.

The segment contributed $4,875,000 to operating income for the three months ended June 30, 2004 compared with $4,893,000 in the same period of 2003. The net decrease in the Global Stone segment’s operating income quarter to quarter is due to the sale of the Lawn and Garden business and higher maintenance costs, partially offset by income gains due to the increase in demand.

Performance Minerals

Net sales for the Company’s Performance Minerals segment were $26,980,000 for the second quarter of 2004, up 18% from $22,944,000 for the second quarter of 2003. The increase in net sales during the second quarter of 2004 was attributed to increased sales volumes and higher freight revenues. Sand volume increased during the quarter as compared to 2003 primarily due to increased demand for oil and gas fracturing sands. The increased demand for these sands is due to higher market prices for oil and gas, which have resulted in more drilling activity.

Cost of goods sold for the Performance Minerals segment was $18,972,000 for the second quarter of 2004, which was 16% higher than the $16,362,000 for the second quarter of 2003 due to the increase in net sales discussed above. Cost of goods sold as a percentage of net sales was 70% and 71% for the second quarter of 2004 and 2003, respectively. The margin improvements due to cost efficiencies resulting from higher volume production partially offset by higher maintenance and energy costs.

Operating income for the Performance Minerals segment was $4,813,000 for the second quarter of 2004 compared with an operating loss of $9,466,000 for the same period of 2003. For comparison purposes, excluding the $13,114,000 pretax impairment charge related to the segment’s Specialty Minerals operation, the segment had operating income of $3,648,000 for the second quarter of 2003. After adjusting the second quarter of 2003, operating income increased $1,165,000 in 2004 compared with 2003. This increase was primarily due to the increased sales with the incremental margin partially offset by higher maintenance and energy costs.

RESULTS OF OPERATIONS - (Continued)

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO

THREE MONTHS ENDED JUNE 30, 2003

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense remained relatively unchanged between the quarters ended June 30, 2004 and June 30, 2003 at $10,762,000 and $10,903,000, respectively. The percentage of depreciation, depletion, amortization and accretion expense to net sales and operating revenues was 9% during the second quarters of both 2004 and 2003.

General, Administrative and Selling Expenses

Total general, administrative and selling expenses were $9,077,000 for the second quarter of 2004 compared with $9,827,000 for the second quarter of 2003. The percentage of general, administrative and selling expenses to net sales and operating revenues was 7% versus 8% during the second quarters of 2004 and 2003, respectively. Headcount reductions, particularly at the corporate office and the Great Lakes Mineral segment, which were implemented throughout 2003, were the major contributors to the improved leverage in the general, administrative and selling expense. Some further benefits were seen in reduced pension expense. These gains were partially offset by higher expense on Corporate insurance and higher management bonus accruals. Additionally, the 2003 expense includes some items that are similar to expenses being grouped as reorganization items, net in 2004.

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

In the second quarter of 2004, in response to updated information, the Company made an adjustment to increase the Provision for Restructuring, Asset Impairments and Early Retirement Programs by $500,000 for exit costs related to previously shutdown abrasives facilities.

RESULTS OF OPERATIONS - (Continued)

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO

THREE MONTHS ENDED JUNE 30, 2003

Other

Interest expense decreased $697,000 to $12,405,000 in the second quarter of 2004 compared with $13,102,000 in the second quarter of 2003. The primary factor contributing to this decrease is the maturity of the hedging instruments. Interest expense on hedges was $629,000 in the second quarter of 2004 compared with $2,138,000 in the second quarter of 2003. Interest in the second quarter of 2004 was calculated on a $50,000,000 notional value hedge that expired as of June 30, 2004. This is compared with $170,000,000 in notional value throughout the second quarter of 2003. The Company is no longer required to hedge at least 50% of its senior debt; as a result the hedge was not replaced. Interest expense on bank debt was $9,348,000 and $9,884,000 in the second quarter of 2004 and 2003, respectively. This decrease was due to the cessation of interest accrued on the Company’s 10% Senior Subordinated Notes as of the bankruptcy filing. In 2003, the Company amended its bank agreements with its lenders on its Senior Credit Facility, Term Loan and Senior Secured Notes. These amendments were needed because of anticipated defaults under the Company’s existing agreements. The result of these amendments increased the margin over LIBOR from 4% at June 30, 2003 to 6% for the first half of 2004. Additionally, amendments to the Company’s Senior Secured Notes increased the payment-in-kind rate from 5% as of June 30, 2003 to 6% for the six months ended June 30, 2004. The Senior Subordinated Notes are deemed unsecured by the Company and interest is no longer being accrued. Amortization of fees associated with the Company’s bank amendments increased to $2,406,000 in the second quarter of 2004 from $1,028,000 in the second quarter of 2003. The increase resulted from significant capitalized amendment fees paid to the senior lenders throughout 2003, as well as the capitalization and amortization of the DIP financing fees for the entire second quarter of 2004. The remainder of interest expense was related to capital leases and notes payable.

During the second quarter of 2004, the Company completed a settlement with our insolvent insurance group for $4,668,000 in respect of past and future claims. The $4,668,000 was recorded as Other Income in the second quarter of 2004 and the restricted cash is recorded as an Other Current Asset on the Condensed Consolidated Balance Sheet as of June 30, 2004.

Cumulative Effect of Accounting Change for Asset Retirement Obligations

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” at January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligation balance as of June 30, 2004 and June 30, 2003 was $6,998,000 and $6,015,000, respectively. The accretion expense for the six-month period ended June 30, 2004 and June 30, 2003 was $250,000 and $205,000, respectively.

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

Deferred Tax Valuation Allowance

The Company continues to incur tax operating losses and there is an uncertainty regarding the future realization of any portion of these losses as a tax benefit. Accordingly, the Company has recorded a tax valuation allowance for net deferred tax assets and will maintain such an allowance until sufficient positive evidence (i.e., cumulative positive earnings and future taxable income) exists to support the reversal of the valuation allowance.

Cautionary Statement Regarding Forward-Looking Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements concerning certain trends and other forward-looking information within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) business and financial risks associated with the Company’s decision to file for protection under Chapter 11 of the U.S. Bankruptcy Code; (2) the Company’s ability to restructure its debt, and the ability of such activities to provide adequate liquidity to sufficiently improve the Company’s financial position; (3) the Company’s ability to maintain its cost reduction initiatives; (4) weather conditions, particularly in the Great Lakes region, flooding, and/or water levels; (5) fluctuations in energy, fuel and oil prices; (6) fluctuations in integrated steel production in the Great Lakes region; (7) fluctuations in Great Lakes and Mid-Atlantic construction activity; (8) economic conditions in California or population growth rates in the Southwestern United States; (9) the outcome of periodic negotiations of labor agreements; (10) changes in the demand for the Company’s products due to changes in technology; (11) the loss, insolvency or bankruptcy of major customers, insurers or debtors; (12) changes in environmental laws or changes in law adverse to the Company; and (13) an increase in the number and cost of asbestos and silica product liability claims filed against the Company and its subsidiaries and determinations by a court or jury against the Company’s interest; and (14) difficulty in hiring sufficient staff that is appropriately skilled and licensed, particularly for the Company’s vessel operations. While the Company is in Chapter 11 bankruptcy, investments in its securities will be highly speculative. Shares of the Company’s common stock have little or no value and, if the Plan is confirmed, will be canceled. As part of the reorganization plan, the Senior Subordinated Notes will likely be canceled and replaced with the Reorganized Company’s common stock. The reorganized common stock will have a value less than the face value of the Senior Subordinated Notes.

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

ITEM 3. Q UANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates was disclosed in the 2003 Annual Report on Form 10-K filed by the Company on March 29, 2004.

The following table provides information about the Company’s derivative and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and debt obligations. For debt obligations, the table presents cash flows and related weighted average interest rates by the original contracted maturity dates. Based upon the Company’s default under the current debt agreements and the bankruptcy filing, $196,545,000 is classified as Subject to Compromise on the Condensed Consolidated Balance Sheet. An amount of $245,358,000 is included in Current Liabilities, not subject to compromise, due to the Bankruptcy Court’s permission to pay this bank debt subsequent to June 30, 2004. For interest rate swaps at December 31, 2003, the table presents notional amounts and weighted average LIBOR interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward LIBOR rates in the yield curve, plus a 6% margin at June 30, 2004 and December 31, 2003 for variable rate long-term debt. The Company does not hold or issue financial instruments for trading purposes.

	June 30, 2004
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$2,127	$2,101	$2,111	$49,036	$41,170	$100,000	$196,545	$134,652
Average interest rate	11.43%	11.47%	11.50%	11.53%	10.30%	10.00%
Variable rate	$245,358						$245,358	$245,358
Average interest rate	7.60%

	December 31, 2003
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$2,226	$2,093	$2,125	$51,076	$37,510	$100,000	$195,030	$134,889
Average interest rate	13.43%	13.51%	13.58%	13.66%	12.45%	10.00%
Variable rate	$225,808	$334	$334	$334			$226,810	$226,810
Average interest rate	7.46%	2.99%	4.18%	4.96%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed	$50,000						$50,000	$1,457
Average LIBOR pay rate	6.97%
Average LIBOR receive rate	1.46%

ITEM 4. C ONTROLS AND PROCEDURES

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

Changes in Internal Controls

In connection with management’s evaluation, no changes during the quarter ended June 30, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. L EGAL PROCEEDINGS

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

In furtherance of the Company’s goal of emerging from Chapter 11 as expeditiously as possible, prior to the filing, the Company reached an agreement in principle, subject to certain conditions, with a majority of the holders of its $100,000,000 Senior Subordinated Notes to exchange their notes for equity. The agreement also contemplates having certain of them make a new equity investment in the Reorganized Company. Additionally, prior to filing Chapter 11, the Company accepted a commitment for a new credit facility that, among other things, would retire its existing bank debt. On April 30, 2004, the Bankruptcy Court entered an order authorizing the Company to enter into this facility which was completed in July 2004.

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

On February 25, 2004, the Honorable Judge Joel B. Rosenthal of the United States Bankruptcy Court for the District of Delaware in Wilmington entered an order granting interim approval for the Company to utilize cash collateral and to borrow up to $40,000,000 from an initial debtor-in-possession (DIP) credit facility. The Company obtained the first DIP credit facility from a syndicate that includes various members of its pre-petition bank group. The Bankruptcy Court’s order provided the Company access to the liquidity necessary to continue operations without disruption and meet its obligations to its suppliers, customers and employees during the Chapter 11 reorganization process.

On April 8, 2004, the Bankruptcy Court granted final approval for the Company to borrow up to $70 million under the first DIP credit facility. During the first half of 2004, the Company incurred $2,841,000 in deferred financing costs, which were commitment fees and professional fees related to the first DIP credit facility.

LEGAL PROCEEDINGS - (Continued)

On April 27, 2004, the Company filed a joint plan of reorganization (Plan) with the United States Bankruptcy Court. The Company filed a disclosure statement on May 14, 2004. The Plan and Disclosure Statement have since been amended and modified to update and include the most current and accurate information. The latest Plan and Disclosure Statement were filed with the Bankruptcy Court on July 30, 2004. The Bankruptcy Court entered an order approving the Disclosure Statement on August 4, 2004. The Plan has not yet been confirmed by the Bankruptcy Court and remains subject to Bankruptcy Court approval. A hearing for confirmation of the Plan has been set by the Bankruptcy Court for September 29, 2004. This 10-Q document has been prepared on a historic basis and does not describe the potential ramifications of the Plan.

On April 28, 2004, the Bankruptcy Court denied a motion to compel the United States Trustee to appoint an equity security holders committee.

On April 30, 2004, the Bankruptcy Court entered an order authorizing the Debtors to enter into a $305 million second DIP credit facility providing the Company with post-petition and exit financing. The Bankruptcy Court also authorized the Company to pay certain commitment fees and other expenses related to this loan. The second DIP credit facility was consummated on July 15, 2004. The second DIP credit facility was used to repay borrowings under the first DIP credit facility and the existing pre-petition bank credit facility and provided a revolving credit facility for working capital while the Company is in Chapter 11. During the first half of 2004, the Company incurred $5,016,000 in deferred financing costs which included the commitment fees and professional fees related to the second DIP credit facility. The Company anticipates that upon confirmation of the Company’s Plan and emergence from Chapter 11, the $305 million second DIP credit facility will be replaced with a five-year $310 million credit facility (plus a $10 million additional amount from March through September of 2005) to provide financing for the Reorganized Company.

In conjunction with the Chapter 11 proceedings, the Company has received an expression of interest in its assets from a consortium of potential buyers. The Company has provided this consortium with certain financial information but does not believe that the pursuit of the transaction, as it is currently proposed by the consortium, is in the best interests of its estate or creditors. Additional due diligence has been requested by the consortium, which may revise its offer. The Company will consider such revised offer, if and when submitted.

While the Company is in Chapter 11, investments in its securities continue to be highly speculative. Shares of the Company’s common stock have little or no value and, if the Plan is confirmed, will be canceled. Additionally, the Company’s shares were delisted from trading on the NASDAQ National Market effective at the opening of business on March 3, 2004. The Company’s shares continue to trade as an Other OTC issue under the symbol OGLEQ. PK. As part of the reorganization plan, the Senior Subordinated Notes will likely be canceled and replaced with the Reorganized Company’s common stock. The reorganized common stock will have a value less than the face value of the Senior Subordinated Notes.

Notwithstanding the progress made to date by the Company towards achieving its restructuring goals, at this time, the ability of the Company to complete a financial restructuring is uncertain and subject to substantial risk. Furthermore, the form and timing of any financial restructuring is uncertain. There can be no assurance that the Company will be successful in achieving its goals, or that any measures that are achievable will result in sufficient improvement to the Company’s financial position. Accordingly, until the time that the Company emerges from bankruptcy and adequate financial restructuring is completed, there will be substantial doubt about the Company’s ability to continue as a going concern. In the event that a financial restructuring is not completed, the Company could be forced to sell a significant portion of its assets to retire debt outstanding or, under certain circumstances, to cease operations. Management remains in active discussions to sell the Company’s mica operations.

LEGAL PROCEEDINGS - (Continued)

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

The Company believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance policies and an insurance trust from multiple sources. In the third quarter 2003, the Company agreed with one of its several insurers to fund a settlement insurance trust (the Trust) to cover a portion of settlement and defense costs arising out of asbestos litigation. The Company will have access to Trust funds to cover settlements and defense costs and will not have the obligation to cover such costs from its own funds. Additionally, the Trust provides that the Company may use up to a maximum of $4,000,000 to cover the cost of any other insurable or insurance related expense. A total of $3,576,000 has been received in reimbursement of insurance expenditures incurred through June 30, 2004. The Company has also reached settlements with certain insolvent London market insurers in respect of claims previously paid and in anticipation of claims to be paid in the future on behalf of the Company. In the second quarter 2004, the Company received approximately $4,668,000, which amount has been placed in a segregated account during the pendancy of the bankruptcy. Additional amounts may be received from similar insurers in the future. At June 30, 2004, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims of approximately 72,000 claimants. With respect to silica claims, the Company at June 30, 2004 was co-defendant in cases involving approximately 22,000 claimants. The Company has been and will continue to be responsible for funding a small percentage of all settlements and defense costs. Management believes that its share of settlements on an annual basis is not significant, although the Company continues to maintain a reserve on its balance sheet to address this contingency.

LEGAL PROCEEDINGS - (Continued)

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

ITEM 2. CHA NGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 3. DEF AULTS UPON SENIOR SECURITIES

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

ITEM 4. SUBMIS SION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OT HER INFORMATION

Not Applicable

ITEM 6. E XHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31(a)	Certification of the Chief Executive Officer, Michael D. Lundin, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification of the Chief Financial Officer, Julie A. Boland, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of the Chief Executive Officer, Michael D. Lundin, and the Chief Financial Officer, Julie A. Boland, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the second quarter 2004

On April 14, 2004, the Company filed an 8-K under Items 5 and 7 with regard to an April 8, 2004 press release announcing that the United States Bankruptcy Court for the District of Delaware in Wilmington granted final approval for the Company to borrow up to $70 million from a $75 million debtor-in-possession (DIP) credit facility.

EXHIBITS AND REPORTS ON FORM 8-K – (Continued)

On May 4, 2004, the Company filed an 8-K under Items 5 and 7 with regard to an April 28, 2004 press release announcing that the United States Bankruptcy Court for the District of Delaware in Wilmington approved a $305 million second debtor-in-possession (DIP) credit facility that will provide the Company post-petition and exit financing.

On May 12, 2004, the Company filed an 8-K under Items 5 and 7 with regard to a May 12, 2004 press release announcing that the Company and its subsidiaries filed a joint plan of reorganization on April 27, 2004 in the United States Bankruptcy Court for the District of Delaware.

On June 2, 2004, the Company filed an 8-K under Items 5 and 7 with regard to a May 24, 2004 press release announcing that the Company and its subsidiaries had filed a disclosure statement on May 21, 2004 in the United States Bankruptcy Court for the District of Delaware

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

DATE: August 10, 2004	By:	/s/ Michael D. Lundin
Michael D. Lundin President and Chief Executive Officer, on behalf of the Registrant and as Principal Executive Officer

	By:	/s/ Julie A. Boland
Julie A. Boland Vice President and Chief Financial Officer, on behalf of the Registrant and as Principal Financial and Accounting Officer