Form 10-Q
period 2004-09-30
OGLEBAY NORTON CO /OHIO/
filed 2004-11-09
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2004 Commission File number 000-32665

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common shares outstanding at November 1, 2004:	5,238,688

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1
Condensed Consolidated Statement of Operations (Unaudited) - Three and Nine Months Ended September 30, 2004 and 2003	3

Condensed Consolidated Balance Sheet (Unaudited) - September 30, 2004 and December 31, 2003	4

Condensed Consolidated Statement of Cash Flows (Unaudited) - Nine Months Ended September 30, 2004 and 2003	5

Notes to Condensed Consolidated Financial Statements	6-18
Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-38
Item 3
Quantitative and Qualitative Disclosures About Market Risk	39
Item 4
Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1
Legal Proceedings	41-45
Item 2
Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3
Defaults upon Senior Securities	45
Item 4
Submission of Matters to a Vote of Security Holders	45
Item 5
Other Information	45
Item 6
Exhibit Index	46

SIGNATURES	47

EXHIBITS

Part I. Item 1. FINANCIAL INFORMATION

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
NET SALES AND OPERATING REVENUES	$130,396	$121,527	$322,403	$300,917

COSTS AND EXPENSES
Cost of goods sold and operating expenses	96,929	91,030	242,790	229,458
Depreciation, depletion, amortization and accretion	11,136	11,908	27,389	28,284
General, administrative and selling expenses	10,076	12,545	28,494	32,447
Provision for restructuring, asset impairments and early retirement programs	5,695	—	7,510	13,114

	123,836	115,483	306,183	303,303

OPERATING INCOME (LOSS)	6,560	6,044	16,220	(2,386)

Reorganization items, net	(4,265)	—	(13,937)	—
(Loss) gain on disposition of assets	(13)	(1)	(26)	56
Interest expense	(16,319)	(13,319)	(41,279)	(39,702)
Other income, net	736	2,421	5,744	299

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(13,301)	(4,855)	(33,278)	(41,733)
INCOME TAX BENEFIT	(346)	(5,180)	(1,173)	(19,818)

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(12,955)	325	(32,105)	(21,915)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR ASSET RETIREMENT OBLIGATIONS (net of tax benefit of $889)	—	—	—	(1,391)

NET (LOSS) INCOME	$(12,955)	$325	$(32,105)	$(23,306)

PER SHARE AMOUNTS—BASIC AND ASSUMING DILUTION:
(Loss) income before cumulative effect of accounting change	$(2.47)	$0.06	$(6.14)	$(4.30)
Cumulative effect of accounting change for asset retirement obligations (net of tax benefit of $0.18)	—	—	—	(0.27)

Net (loss) income per share—basic and assuming dilution	$(2.47)	$0.06	$(6.14)	$(4.57)

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	September 30 2004	December 31 2003
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,327	$—
Accounts receivable, net of reserve for doubtful accounts (2004 - $5,229; 2003 - $5,842)	69,493	50,422
Inventories
Raw materials and finished products	34,341	35,236
Operating supplies	12,819	12,795

	47,160	48,031

Deferred income taxes	3,901	3,901
Prepaid expenses and other current assets	27,463	10,915

TOTAL CURRENT ASSETS	157,344	113,269

PROPERTY AND EQUIPMENT	752,098	746,640

Less allowances for depreciation, depletion and amortization	355,519	332,447

	396,579	414,193

GOODWILL, net of accumulated amortization of $11,093	73,877	73,877

PREPAID PENSION COSTS	33,592	35,319

OTHER ASSETS	12,900	12,036

TOTAL ASSETS	$674,292	$648,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Current portion of long-term debt	$250,201	$420,350
Accounts payable	17,837	26,070
Payrolls and other accrued compensation	6,663	4,857
Accrued expenses	11,288	14,906
Accrued interest expense	11,072	8,392
Income taxes payable	—	480

TOTAL CURRENT LIABILITIES	297,061	475,055

LONG-TERM DEBT, less current portion	—	1,490
POSTRETIREMENT BENEFITS OBLIGATIONS	1,942	50,049
OTHER LONG-TERM LIABILITIES	2,721	29,500
DEFERRED INCOME TAXES	3,901	4,596

LIABILITIES SUBJECT TO COMPROMISE	311,960	—

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000 shares	—	—
Common stock, par value $1 per share, authorized 30,000 shares; issued 7,253 shares	7,253	7,253
Additional capital	6,895	9,312
Retained earnings	73,969	106,075
Accumulated other comprehensive loss	(3,773)	(4,542)

	84,344	118,098

Treasury stock, at cost - 2,015 and 2,194 shares at respective dates	(27,637)	(30,094)

TOTAL STOCKHOLDERS’ EQUITY	56,707	88,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$674,292	$648,694

See notes to condensed consolidated financial statements

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30
	2004	2003
OPERATING ACTIVITIES
Net loss	$(32,105)	$(23,306)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cumulative effect of accounting change for asset retirement obligations, net of taxes	—	1,391
Depreciation, depletion, amortization and accretion	27,389	28,284
Deferred vessel costs	(2,671)	(2,751)
Deferred winter maintenance costs	(2,110)	(1,986)
Deferred income taxes	(1,173)	(14,317)
Restructuring, asset impairments and early retirement programs	7,424	12,143
Financing fee write-off	3,640	—
Reorganization items, net	13,937	—
Loss (gain) on disposition of assets	26	(56)
Increase in prepaid insurance	(2,707)	(599)
Increase in cash collateral	(1,401)	—
Decrease in prepaid pension costs	1,727	1,608
Increase in accounts receivable	(19,072)	(8,813)
Decrease in inventories	156	5,285
Insurance escrow	(4,668)	—
Increase in accounts payable	8,926	511
Increase (decrease) in payrolls and other accrued compensation	4,183	(3,675)
Increase (decrease) in accrued expenses	2,962	(3,668)
Increase (decrease) in accrued interest	10,223	(5,184)
Decrease in income taxes payable	(16)	(3,369)
Increase in postretirement benefits	2,369	2,133
Other operating activities	2,766	(1,647)

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	19,805	(18,016)

NET CASH USED FOR REORGANIZATION ITEMS	(9,308)	—

INVESTING ACTIVITIES
Capital expenditures	(17,122)	(14,458)
Acquisition of Businesses	—	(6,831)
Proceeds from the sale of Redi-Mix	1,225	—
Proceeds from the sale of Richard Reiss	1,800	—
Proceeds from the disposition of assets	4	383

NET CASH USED FOR INVESTING ACTIVITIES	(14,093)	(20,906)

FINANCING ACTIVITIES
Repayments on debt	(708,609)	(93,978)
Additional debt	734,679	136,647
Financing costs	(13,147)	(4,503)

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,923	38,166

Increase (decrease) in cash and cash equivalents	9,327	(756)

CASH AND CASH EQUIVALENTS, JANUARY 1	—	756

CASH AND CASH EQUIVALENTS, SEPTEMBER 30	$9,327	$—

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	On February 23, 2004, the Company and all of its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company intends to continue operations without interruption. The Company continues to seek emergence from Chapter 11 as rapidly as possible with a new, de-levered capital structure that will enable the Company to move forward on its strategic operating plan.

In furtherance of the Company’s goal of emerging from Chapter 11 as expeditiously as possible, prior to the filing, the Company reached an agreement in principle, subject to certain conditions, with certain holders of its $100,000,000 Senior Subordinated Notes to exchange their notes for equity. The agreement also contemplates having certain of them make a new equity investment in the Reorganized Company. Additionally, prior to filing Chapter 11, the Company accepted a commitment for a new credit facility that, among other things, would retire its existing bank debt. On April 30, 2004, the Bankruptcy Court entered an order authorizing the Company to enter into this facility, which was completed in July 2004.

On February 24, 2004, the Bankruptcy Court also entered a variety of orders designed to afford the Company a smooth transition into Chapter 11 and permit the Company to continue operating on a normal basis post-petition. Among others, the Bankruptcy Court entered orders authorizing the Company to continue its consolidated cash management system, pay employees their accrued pre-petition wages and salaries, honor the Company’s obligations to its customers and pay some or all of the pre-petition claims of certain vendors that are critical to the continued operations of the Company, subject to certain restrictions. The relief granted in these orders has facilitated the Company’s transition into Chapter 11 and has allowed the Company to continue its operations uninterrupted.

On February 25, 2004, the Honorable Judge Joel B. Rosenthal of the United States Bankruptcy Court for the District of Delaware in Wilmington entered an order granting interim approval for the Company to utilize cash collateral and to borrow up to $40,000,000 from an initial debtor-in-possession (“DIP”) credit facility. The Company obtained the first DIP credit facility from a syndicate that includes various members of its pre-petition bank group. The Bankruptcy Court’s order provided the Company access to the liquidity necessary to continue operations without disruption and meet its obligations to its suppliers, customers and employees during the Chapter 11 reorganization process.

On April 8, 2004, the Bankruptcy Court granted final approval for the Company to borrow up to $70 million under the first DIP credit facility. During 2004, the Company incurred $2,841,000 in deferred financing costs, which were commitment fees and professional fees related to the first DIP credit facility.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On April 27, 2004, the Company filed a joint plan of reorganization with the United States Bankruptcy Court. The Company filed a disclosure statement on May 14, 2004. Thereafter, the plan of reorganization and Disclosure Statement were amended and modified to update and include the most current and accurate information. The Second Amended Plan (“Plan”) and Disclosure Statement were filed with the Bankruptcy Court on July 30, 2004. Cumulative modifications to the Plan were filed on October 1, 2004. The Bankruptcy Court entered an order approving the Disclosure Statement on August 4, 2004.

On April 28, 2004, the Bankruptcy Court denied a motion to compel the United States Trustee to appoint an equity security holders committee.

On April 30, 2004, the Bankruptcy Court entered an order authorizing the Debtors to enter into a $305 million second DIP credit facility providing the Company with post-petition and exit financing. The Bankruptcy Court also authorized the Company to pay certain commitment fees and other expenses related to this loan. The second DIP credit facility was consummated on July 15, 2004. The second DIP credit facility was used to repay borrowings under the first DIP credit facility and the existing pre-petition bank credit facility and provided a revolving credit facility for working capital while the Company is in Chapter 11. During 2004, the Company incurred $10,378,000 in deferred financing costs for the commitment fees and professional fees related to the second DIP credit facility. The Company anticipates that upon confirmation of the Company’s Plan and emergence from Chapter 11, the $305 million second DIP credit facility will be replaced with a five-year $310 million credit facility (plus availability of up to an additional $10 million from March to September 2005 for seasonal needs) to provide financing for the Reorganized Company.

On October 5, 2004, the Judge denied confirmation of the Company’s second amended plan of reorganization after citing concerns regarding the extent and accessibility of the Company’s insurance for asbestos claims. He overruled all objections to confirmation other than the tort claimants’ objections. On October 15, 2004, the Company filed a motion seeking, among other things, to have the Judge re-open the confirmation hearing to permit the Company to introduce new evidence to support the feasibility of its Plan.

At the November 2, 2004 hearing, the Court entered an order granting the Company’s motion to re-open the confirmation hearing for the limited purpose of hearing evidence on the extent and adequacy of the Company’s insurance relating to asbestos and silica claims. This further hearing is currently scheduled for November 16, 2004.

This 10-Q document has been prepared on a historic cost basis and does not describe the potential ramifications of the Plan.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In conjunction with the Chapter 11 proceedings, the Company has received a series of expressions of interest in its assets from a consortium of potential buyers. The Company has provided this consortium with certain financial information but does not believe that the pursuit of the transaction, as it is currently proposed by the consortium, is in the best interests of the estate or its creditors. Therefore, the Company and the creditors committee rejected the latest expressions of interest on October 1, 2004.

While the Company is in Chapter 11, investments in its securities continue to be highly speculative. Shares of the Company’s common stock have little or no value and, if the Plan is confirmed, will be canceled. Additionally, the Company’s shares were delisted from trading on the NASDAQ National Market effective at the opening of business on March 3, 2004. The Company’s shares continue to be quoted on the Pink Sheets under the symbol “OGLEQ.” As part of the reorganization plan, holders of the Senior Subordinated Notes receive their pro rata distributions of 2,928,571 shares of the Reorganized Company’s common stock in full satisfaction of their claims. The reorganized common stock will have a value less than the face value of the Senior Subordinated Notes.

Notwithstanding the progress made to date by the Company towards achieving its restructuring goals, at this time, the ability of the Company to complete a financial restructuring is uncertain and subject to substantial risk. Furthermore, the form and timing of any financial restructuring is uncertain. There can be no assurance that the Company will be successful in achieving its goals, or that any measures that are achievable will result in sufficient improvement to the Company’s financial position. Accordingly, until the time that the Company emerges from bankruptcy and adequate financial restructuring is completed, there will be substantial doubt about the Company’s ability to continue as a going concern. In the event that a financial restructuring is not completed, the Company could be forced to sell a significant portion of its assets to retire debt outstanding or, under certain circumstances, to cease operations. Management remains in active discussions to sell portions or all of the Company’s mica operations.

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Being classified as a Liability Subject to Compromise neither affirms nor denies the future payment of any of the liabilities so categorized. These items will be treated in accordance with any plan of reorganization that may be confirmed by the Bankruptcy Court. The following table details the Liabilities Subject to Compromise (in thousands):

Liabilities Subject to Compromise
Current portion of long-term debt	$197,308
Accounts payable	20,483
Payroll and other accrued compensation	2,377
Accrued expenses	8,508
Accrued interest expense	7,543
Income taxes payable	464
Long-term debt	401
Postretirement benefits obligation	50,475
Other long-term liabilities	24,401

Total Liabilities Subject to Compromise	$311,960

Liabilities that are not subject to compromise are separately classified as current and non-current in their respective account classification. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization items, net in the unaudited Condensed Consolidated Statements of Operations. Cash used for reorganization items is disclosed separately in the unaudited Condensed Consolidated Statements of Cash Flows. In the second quarter of 2004, amounts related to the Senior Credit Facility, Syndicated Term Loan and first DIP credit facility were reclassified from a liability subject to compromise to a liability not subject to compromise due to the payment of $235,794,000 on July 15, 2004. The balance as of September 30, 2004 in the Current portion of long-term debt classified as a liability not subject to compromise relates to the second DIP facility, which was used to pay off the aforementioned amounts.

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes to the unaudited Condensed Consolidated Financial Statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. Management of the Company, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such periods have been made and that all adjustments are of a normal, recurring nature.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The unaudited Condensed Consolidated Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K and the unaudited Condensed Consolidated Financial Statements and notes thereto included in the Company’s March 31, 2004 and June 30, 2004 Quarterly Reports on Form 10-Q.

3.	Operating results are not necessarily indicative of the results to be expected for the full year, due to the seasonal nature of certain aspects of the Company’s business. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s unaudited Condensed Consolidated Financial Statements. Actual results could differ from those estimates and assumptions.

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

4.	In separate transactions during January 2004, the Company sold two assets of its Erie Sand and Gravel operations (the Redi-Mix business unit and the vessel M/V Richard Reiss) to E. E. Austin & Son, Inc. and Grand River Navigation Company, Inc., respectively. The Redi-Mix business unit was comprised of Serv-All Concrete, Inc. and S&J Trucking, Inc. These assets were not considered integral to the long-term strategic direction of the Company. Proceeds from the sales were $1,225,000 for Redi-Mix and $1,800,000 for the vessel. No gain or loss on the sale was recognized by the Company.

In conjunction with the sale of the Redi-Mix business unit, the Company entered into a long-term supply agreement with E. E. Austin & Son, Inc. dated January 21, 2004, pursuant to which the Company will provide certain aggregates to E. E. Austin & Son, Inc. for an initial term of fifteen years beginning on the closing date of the agreement. Additionally, the Company and E. E. Austin & Son, Inc. entered into a sublease agreement dated January 21, 2004, whereby E. E. Austin & Son, Inc. is subleasing from the Company property previously dedicated to the operation of the Redi-Mix business unit. The initial term of the sublease agreement commenced on the closing date of the agreement and extends to December 31, 2019. The agreement is renewable in five-year increments thereafter, upon agreement by both parties.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	On October 27, 2003, as part of its ongoing business restructuring, the Company sold the Lawn and Garden business of its Global Stone operating segment to Oldcastle Retail, Inc. (“Oldcastle”). The sales price was $10,000,000 of value subject to working capital adjustments. Based upon those working capital adjustments, the Company received $6,871,000 in cash at closing. The net book value of the Lawn and Garden business at the closing date, including an allocation of the Global Stone segment’s goodwill of $3,316,000, was $10,057,000. The Company recognized a loss on sale of assets of $3,692,000 during the fourth quarter of 2003.

In conjunction with the sale of the Lawn and Garden business, the Company entered into a long-term supply agreement with Oldcastle, dated October 27, 2003, pursuant to which the Company will provide certain raw materials at market price to Oldcastle for an initial term of ten years, which began on the closing date of the agreement, with a renewal option for an additional ten-year period. The Company and Oldcastle also entered into a lease and operation of equipment agreement dated October 27, 2003, whereby certain areas of the Company’s York, Pennsylvania, operations previously dedicated to Lawn and Garden operations are being leased at market rates to Oldcastle through December 31, 2005.

6.	In early January 2003, the Company acquired all of the outstanding common shares and other ownership interests in a group of companies together known as Erie Sand and Gravel Company (“Erie Sand and Gravel”) for $6,831,000 in cash and $4,069,000 in assumed debt, which was refinanced at closing. The acquisition included fixed assets of $5,446,000 and goodwill of $4,149,000. At the time of the acquisition, Erie Sand and Gravel operated a dock, a bulk products terminal, a Great Lakes self-unloading vessel, a ready-mix concrete mixing facility and a trucking company that distributes construction sand and aggregates in the northwest Pennsylvania/western New York region. See Note 4 regarding the disposition of some of these assets. The acquisition of Erie Sand and Gravel is an integral part of the Company’s strategic plan. The net assets and results of operations of Erie Sand and Gravel are included within the Company’s Great Lakes Minerals segment. The Erie Sand and Gravel acquisition was accounted for under the purchase method of accounting.

7.	The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” at January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The Company re-evaluated the asset retirement obligations as of July 1, 2004. This update resulted in a $674,000 increase to the asset retirement obligation and the related long-lived asset in the third quarter of 2004. The Company’s asset retirement obligation balance as of September 30, 2004 and September 30, 2003 was $7,752,000 and $6,669,000, respectively. The accretion expense for the nine-month period ended September 30, 2004 and September 30, 2003 was $367,000 and $360,000, respectively.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	The Company recognizes all derivative instruments on the balance sheet at fair value. The Company’s pre-petition syndicated banking group had required interest rate protection on 50% of the Company’s Senior Credit Facility and Syndicated Term Loan. Accordingly, the Company entered into interest rate swap agreements that effectively converted a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The effect of these agreements was to fix the Company’s interest rate exposure, including the applicable margin charged the Company on its LIBOR-based interest rate. The Company is no longer hedged as all swaps have matured as of June 30, 2004 and will not be replaced. The liability for derivative instruments as of September 30, 2004 was zero due to the expiration of the final swap instrument. At September 30, 2003 the liability for derivative instruments was $3,166,000 and was included in Other Long-Term Liabilities on the unaudited Condensed Consolidated Balance Sheet.

9.	The following represents a movement of the reserve for restructuring, asset impairments and early retirement programs recorded by the Company (in thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total
Reserve at January 1, 2003	$765	$-0-	$1,269	$2,034

2003 charge		13,272		13,272
Amounts utilized in 2003		(13,272)		(13,272)
Actual expenditures in 2003	(759)		(428)	(1,187)
Provisions and adjustments to prior reserves, net	36		(87)	(51)

Remaining reserve at December 31, 2003	42	-0-	754	796

2004 charge		5,840	1,170	7,010
Amounts utilized in 2004		(5,790)	(1,170)	(6,960)
Actual expenditures in 2004	(16)		(120)	(136)
Provisions and adjustments to prior reserves, net		(50)	550	500

Remaining reserve at September 30, 2004	$26	$-0-	$1,184	$1,210

In the first quarter of 2004, the Company recorded a $1,315,000 asset impairment charge related to the exit and sublease of the Cleveland Marine Services office. Of this charge, $1,170,000 was primarily related to the difference between base rent due until December 2009 and sublease income that will be received into March 2008. An additional $145,000 pre-tax charge was recorded to write-off leasehold improvements abandoned at the Marine office.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the second quarter of 2004, in response to updated information, the Company made an adjustment to increase the Provision for Restructuring, Asset Impairments and Early Retirement Programs by $500,000 for exit costs related to previously shutdown abrasives facilities.

During the third quarter of 2004, the Company recorded a $5,695,000 pre-tax asset impairment charge to further reduce the net book value of the Performance Minerals segment’s Specialty Minerals operations Velarde plant. The impairment indicator was a temporary suspension of operations of the Velarde plant. The Velarde plant was written down to the estimated fair value based on current market offers.

During the second quarter of 2003, the Company recorded a $13,114,000 pre-tax asset impairment charge (or $1.57 per share, assuming dilution) to reduce the net book value of the Performance Minerals segment’s Specialty Minerals operation to its estimated fair value, as determined by management based on an independent third-party appraisal. The charge reduced the carrying value of the operation’s land, depreciable fixed assets and mineral reserves by $2,610,000, $2,334,000 and $8,170,000, respectively. Fair values were estimated using a discounted cash flow valuation technique incorporating a discount rate commensurate with the risks involved for each group of assets.

10.	On May 1, 2003, Eveleth Mines LLC (d.b.a. EVTAC Mining) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. EVTAC Mining is a non-trade debtor to the Company for obligations arising out of a prior relationship. The Company recognized a pre-tax charge of $1,455,000 (or $0.17 per share, assuming dilution) in the first quarter of 2003 to establish a reserve for this matter. The charge was included in Other Expense on the unaudited Condensed Consolidated Statement of Operations. Additionally, during the third quarter of 2003, due to a change in circumstances, the Company recognized another $784,000 pre-tax (or $0.09 per share, assuming dilution) charge to fully reserve for this matter.

11.	During the third quarter of 2003, the Company agreed with one of its several insurers to fund a settlement insurance trust (“the Trust”) to cover a portion of settlement and defense costs arising out of asbestos litigation. The Company will have access to Trust funds to cover settlements and defense costs and will not have the obligation to cover such costs from its own funds. Additionally, the agreement provides that the Company may use up to $4,000,000 of the Trust’s assets to cover the cost of any insurable or insurance related expenses. A total of $3,576,000 has been received in reimbursement of insurable or insurance related expenditures incurred through September 30, 2004.

The Company has also reached settlements with certain insolvent London market insurers in respect of claims previously paid and in anticipation of claims to be paid in the future on behalf of the Company. In the second quarter 2004, the Company received approximately $4,668,000, which amount has been placed in a segregated account during the pendancy of the bankruptcy. The $4,668,000 was recorded as Other Income in the second quarter of 2004 and the restricted cash is recorded as an Other Current Asset on the unaudited Condensed Consolidated Balance Sheet as of September 30, 2004.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subject to Plan confirmation prior to December 15, 2004, the Company has agreed to settle 20,000 of our 73,000 identified asbestos related claims. These settlements will be paid using funds readily available in the Trust.

12.	The Company has contributed $3,407,000 to its pension plans in the nine months ended September 30, 2004. The Company does not expect to make any further contributions to its pension plans for 2004. The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Components of net periodic benefit cost:

Service Cost	$747	$716	$1,917	$1,919
Interest Cost	1,639	1,516	4,352	4,219
Expected return on plan assets	(2,131)	(1,703)	(5,841)	(4,835)
Amortization of prior service cost	111	90	242	218
Amortization of initial net asset	—	(4)	—	(11)
Recognized net actuarial loss	535	621	1,422	1,761

Net periodic benefit cost	$901	$1,235	$2,092	$3,271

Consistent with other operating expenses, the first quarter and a portion of the second quarter Great Lakes Minerals’ pension expenses are deferred and expensed over the production and sailing seasons, the effect of which was a net deferral of expense of $141,000 for the nine months ended September 30, 2004 and $136,000 for the nine months ended September 30, 2003.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	The Company accounts for stock-based compensation using the intrinsic value method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The table below summarizes stock compensation cost included in the determination of net (loss) income using the intrinsic value method and the impact on net (loss) income and net (loss) income per share, basic and assuming dilution, had the Company accounted for stock-based compensation using the alternative fair value method of accounting (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Stock compensation cost included in the determination of net (loss) income, as reported—net of taxes	$-0-	$76	$19	$231

Net (loss) income, as reported	$(12,955)	$325	$(32,105)	$(23,306)
Estimated fair value of stock compensation cost, net of taxes	(60)	(112)	(182)	(517)

Net (loss) income, as adjusted	$(13,015)	$213	$(32,287)	$(23,823)

Net (loss) income per share, as reported—basic and assuming dilution	$(2.47)	$0.06	$(6.14)	$(4.57)

Net (loss) income per share, as adjusted—basic and assuming dilution	$(2.48)	$0.04	$(6.17)	$(4.67)

14.	The following table sets forth the reconciliation of the Company’s net (loss) income to its comprehensive (loss) income—in thousands:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net (loss) income	$(12,955)	$325	$(32,105)	$(23,306)
Other comprehensive (loss) income:
Derivative instruments:
Gain on derivatives, net of taxes	—	141	198	38
Reclassification adjustments to earnings,
net of taxes	—	657	570	3,415

Total derivative instruments	—	798	768	3,453

Comprehensive (loss) income	$(12,955)	$1,123	$(31,337)	$(19,853)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	The calculation of net (loss) income per share follows (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Average numbers of shares outstanding:

Average number of shares outstanding—basic	5,242	5,136	5,233	5,102
Dilutive effect of stock plans	—	—	—	—

Average number of shares outstanding—assuming dilution	5,242	5,136	5,233	5,102

Net (loss) income per share—basic and assuming dilution:

(Loss) income before cumulative effect of accounting change	$(12,955)	$325	$(32,105)	$(21,915)
Cumulative effect of accounting change for asset retirement obligations, net of taxes	—	—	—	(1,391)

Net (loss) income	$(12,955)	$325	$(32,105)	$(23,306)

(Loss) income before cumulative effect of accounting change	$(2.47)	$0.06	$(6.14)	$(4.30)
Cumulative effect of accounting change for asset retirement obligations, net of taxes	—	—	—	(0.27)

Net (loss) income per share—basic and assuming dilution	$(2.47)	$0.06	$(6.14)	$(4.57)

16.	The Company, headquartered in Cleveland, Ohio, supplies essential natural resources to industrial and commercial customers. The Company has aligned its businesses into three reporting segments focused on its key markets served. This segment reporting structure aligns operations which share business strategies, are related by geography and product mix, and reflect the way management evaluates the operating performance of its businesses. The operations are reported as: Great Lakes Minerals, which is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company’s Michigan Limestone, Marine Services and Erie Sand and Gravel operations; Global Stone, whose lime, limestone fillers, chemical limestone, and construction aggregate operate primarily in the Southeast and Mid-Atlantic regions; and Performance Minerals, which mines and processes specialized industrial minerals, primarily high-purity silica sands and muscovite mica, and combines the Company’s Industrial Sands and Specialty Minerals operations. Primarily through a direct sales force, the Company serves customers in a wide range of industries, including building products, energy, environmental and industrial. The composition of the segments and measure of segment profitability is consistent with the segment reporting structure used by the Company’s management to evaluate the operating performance of the Company’s businesses.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the operating segment information as of and for the nine months ended September 30, 2004 and 2003 (in thousands):

	Great Lakes Minerals	Global Stone	Performance Minerals	Total Operating Segments	Corporate And Other	Consolidated
2004
Identifiable assets	$277,601	$252,788	$69,291	$599,680	$74,612	$674,292
Depreciation, depletion, amortization and accretion	11,245	10,468	5,458	27,171	218	27,389
Capital expenditures	8,620	6,973	1,371	16,964	158	17,122
Net sales and operating revenues	$122,853	$126,361	$76,192	$325,406	$(3,003)	$322,403

Operating income (loss), before impairment charge	$12,040	$12,557	$11,941	$36,538	$(12,808)	$23,730
Provision for restructuring, asset impairments and early retirement programs	(1,315)		(5,695)	(7,010)	(500)	(7,510)

Operating income (loss)	10,725	12,557	6,246	29,528	(13,308)	16,220
Reorganization items, net					(13,937)	(13,937)
(Loss) gain on disposition of assets	(24)	2	(4)	(26)		(26)
Interest expense					(41,279)	(41,279)
Other income, net					5,744	5,744

Income (loss) before income taxes and cumulative effect of accounting change	$10,701	$12,559	$6,242	$29,502	$(62,780)	$(33,278)

2003
Identifiable assets	$279,842	$267,084	$78,485	$625,411	$62,854	$688,265
Depreciation, depletion, amortization and accretion	11,254	10,806	5,998	28,058	226	28,284
Capital expenditures	6,610	5,738	1,557	13,905	553	14,458
Net sales and operating revenues	$103,404	$133,397	$66,675	$303,476	$(2,559)	$300,917

Operating income (loss), before impairment charge	$4,119	$12,820	$8,790	$25,729	$(15,001)	$10,728
Provision for restructuring, asset impairments and early retirement programs			(13,114)	(13,114)		(13,114)

Operating income (loss)	4,119	12,820	(4,324)	12,615	(15,001)	(2,386)
Gain (loss) on disposition of assets	22	(9)	(19)	(6)	62	56
Interest expense					(39,702)	(39,702)
Other expense, net					299	299

Income (loss) before income taxes and cumulative effect of accounting change	$4,141	$12,811	$(4,343)	$12,609	$(54,342)	$(41,733)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the operating segment information as of and for the three months ended September 30, 2004 and 2003 (in thousands):

	Great Lakes Minerals	Global Stone	Performance Minerals	Total Operating Segments	Corporate And Other	Consolidated
2004
Identifiable assets	$277,601	$252,788	$69,291	$599,680	$74,612	$674,292
Depreciation, depletion, amortization and accretion	5,661	3,603	1,796	11,060	76	11,136
Capital expenditures	1,541	3,114	695	5,350	20	5,370
Net sales and operating revenues	$62,299	$43,326	$26,675	$132,300	$(1,904)	$130,396

Operating income (loss), before impairment charge	$7,427	$4,913	$4,878	$17,218	$(4,963)	$12,255
Provision for restructuring, asset impairments and early retirement programs			(5,695)	(5,695)		(5,695)

Operating income (loss)	7,427	4,913	(817)	11,523	(4,963)	6,560
Reorganization items, net					(4,265)	(4,265)
(Loss) gain on disposition of assets	(15)	2		(13)		(13)
Interest expense					(16,319)	(16,319)
Other income, net					736	736

Income (loss) before income taxes and cumulative effect of accounting change	$7,412	$4,915	$(817)	$11,510	$(24,811)	$(13,301)

2003
Identifiable assets	$279,842	$267,084	$78,485	$625,411	$62,854	$688,265
Depreciation, depletion, amortization and accretion	5,678	3,734	2,420	11,832	76	11,908
Capital expenditures	83	1,900		1,983	30	2,013
Net sales and operating revenues	$51,968	$45,756	$25,357	$123,081	$(1,554)	$121,527

Operating income (loss), before impairment charge	$3,338	$5,113	$3,539	$11,990	$(5,946)	$6,044
Provision for restructuring, asset impairments and early retirement programs

Operating income (loss)	3,338	5,113	3,539	11,990	(5,946)	6,044
(Loss) gain on disposition of assets	(2)	1	1		(1)	(1)
Interest expense					(13,319)	(13,319)
Other expense, net					2,421	2,421

Income (loss) before income taxes and cumulative effect of accounting change	$3,336	$5,114	$3,540	$11,990	$(16,845)	$(4,855)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

On February 23, 2004, the Company and all of its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company intends to continue operations without interruption. The Company continues to seek emergence from Chapter 11 as rapidly as possible with a new, de-levered capital structure that will enable the Company to move forward on its strategic operating plan.

In furtherance of the Company’s goal of emerging from Chapter 11 as expeditiously as possible, prior to the filing, the Company reached an agreement in principle, subject to certain conditions, with certain holders of its $100,000,000 Senior Subordinated Notes to exchange their notes for equity. The agreement also contemplates having certain of them make a new equity investment in the Reorganized Company. Additionally, prior to filing Chapter 11, the Company accepted a commitment for a new credit facility that, among other things, would retire its existing bank debt. On April 30, 2004, the Bankruptcy Court entered an order authorizing the Company to enter into this facility, which was completed in July 2004.

On February 24, 2004, the Bankruptcy Court also entered a variety of orders designed to afford the Company a smooth transition into Chapter 11 and permit the Company to continue operating on a normal basis post-petition. Among others, the Bankruptcy Court entered orders authorizing the Company to continue its consolidated cash management system, pay employees their accrued pre-petition wages and salaries, honor the Company’s obligations to its customers and pay some or all of the pre-petition claims of certain vendors that are critical to the continued operations of the Company, subject to certain restrictions. The relief granted in these orders has facilitated the Company’s transition into Chapter 11 and has allowed the Company to continue its operations uninterrupted.

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

On April 8, 2004, the Bankruptcy Court granted final approval for the Company to borrow up to $70 million under the first DIP credit facility. During 2004, the Company incurred $2,841,000 in deferred financing costs, which were commitment fees and professional fees related to the first DIP credit facility.

FINANCIAL CONDITION – (Continued)

On April 27, 2004, the Company filed a joint plan of reorganization with the United States Bankruptcy Court. The Company filed a disclosure statement on May 14, 2004. Thereafter the plan of reorganization and Disclosure Statement have since been amended and modified to update and include the most current and accurate information. The Second Amended Plan (“Plan”) and Disclosure Statement were filed with the Bankruptcy Court on July 30, 2004. Cumulative modifications to the Plan were filed on October 1, 2004. The Bankruptcy Court entered an order approving the Disclosure Statement on August 4, 2004.

On April 28, 2004, the Bankruptcy Court denied a motion to compel the United States Trustee to appoint an equity security holders committee.

On April 30, 2004, the Bankruptcy Court entered an order authorizing the Debtors to enter into a $305 million second DIP credit facility providing the Company with post-petition and exit financing. The Bankruptcy Court also authorized the Company to pay certain commitment fees and other expenses related to this loan. The second DIP credit facility was consummated on July 15, 2004. The second DIP credit facility was used to repay borrowings under the first DIP credit facility and the existing pre-petition bank credit facility and provided a revolving credit facility for working capital while the Company is in Chapter 11. During 2004, the Company incurred $10,378,000 in deferred financing costs for the commitment fees and professional fees related to the second DIP credit facility. The Company anticipates that upon confirmation of the Company’s Plan and emergence from Chapter 11, the $305 million second DIP credit facility will be replaced with a five-year $310 million credit facility (plus availability of up to an additional $10 million from March to September 2005 for seasonal needs) to provide financing for the Reorganized Company.

On October 5, 2004, the Judge denied confirmation of the Company’s second amended plan of reorganization after citing concerns regarding the extent and accessibility of the Company’s insurance for asbestos claims. He overruled all objections to confirmation other than the tort claimants’ objections. On October 15, 2004, the Company filed a motion seeking, among other things, to have the Judge re-open the confirmation hearing, to permit the Company to introduce new evidence to support the feasibility of its Plan.

At the November 2, 2004 hearing, the Court entered an order granting the Company’s motion to re-open the confirmation hearing for the limited purpose of hearing evidence on the extent and adequacy of the Company’s insurance relating to asbestos and silica claims. This further hearing is currently scheduled for November 16, 2004.

This 10-Q document has been prepared on a historic cost basis and does not describe the potential ramifications of the Plan.

In conjunction with the Chapter 11 proceedings, the Company has received a series of expressions of interest in its assets from a consortium of potential buyers. The Company has provided this consortium with certain financial information but does not believe that the pursuit of the transaction, as it is currently proposed by the consortium, is in the best interests of the estate or its creditors. Therefore, the Company and the creditors committee rejected the latest expressions of interest on October 1, 2004.

FINANCIAL CONDITION – (Continued)

While the Company is in Chapter 11, investments in its securities continue to be highly speculative. Shares of the Company’s common stock have little or no value and, if the Plan is confirmed, will be canceled. Additionally, the Company’s shares were delisted from trading on the NASDAQ National Market effective at the opening of business on March 3, 2004. The Company’s shares continue to be quoted on the Pink Sheets under the symbol “OGLEQ.” As part of the reorganization plan, holders of the Senior Subordinated Notes receive their pro rata distribution of 2,928,571 shares of the Reorganized Company’s common stock in full satisfaction of their claims. The reorganized common stock will have a value less than the face value of the Senior Subordinated Notes.

Notwithstanding the progress made to date by the Company towards achieving its restructuring goals, at this time, the ability of the Company to complete a financial restructuring is uncertain and subject to substantial risk. Furthermore, the form and timing of any financial restructuring is uncertain. There can be no assurance that the Company will be successful in achieving its goals, or that any measures that are achievable will result in sufficient improvement to the Company’s financial position. Accordingly, until the time that the Company emerges from bankruptcy and adequate financial restructuring is completed, there will be substantial doubt about the Company’s ability to continue as a going concern. In the event that a financial restructuring is not completed, the Company could be forced to sell a significant portion of its assets to retire debt outstanding or, under certain circumstances, to cease operations. Management remains in active discussions to sell portions or all of the Company’s mica operations.

Due to the seasonal nature of certain aspects of the Company’s business, the operating results and cash flows for the first nine months of the year are not necessarily indicative of the results to be expected for the full year.

Operating activities provided cash of $19,805,000 in 2004 compared with a use of cash of $18,016,000 in 2003. Net loss before taxes was significantly lower for the nine-month period ended September 30, 2004 compared with the same period in the prior year. The cash provided in the first nine months of 2004 was primarily the result of the increase in accounts payable, accrued interest and other accrued expenses. These increases are due to the automatic stay imposed by operation of the Bankruptcy Code, which prohibits payment of pre-petition liabilities. This results in their reclassification to Liabilities Subject to Compromise pending final approval of the Company’s Plan. The net cash provided was partially offset by the increase in the accounts receivable.

Capital expenditures were $17,122,000 for the first nine months of 2004 compared with $14,458,000 for the same period in 2003. During the nine-month period ended September 30, 2004, expenditures for replacement of existing equipment totaled $12,682,000 while expansion projects received funding of $2,426,000, with the balance of $2,014,000 allocated to quarry development. During the nine-month period ended September 30, 2003, capital expenditures for replacement of existing equipment, expansion projects and quarry development totaled $9,788,000, $2,572,000 and $2,098,000, respectively. Full-year capital expenditures for 2004 are expected to approximate $24,500,000.

FINANCIAL CONDITION – (Continued)

During the first nine months of 2004, the Company’s additional borrowings exceeded debt repayments by $26,070,000 compared with the first nine months of 2003, during which period additional borrowings exceeded debt repayments by $42,669,000. Due to the seasonal nature of many of the Company’s operations, the Company is customarily a net borrower during the first nine months of the year.

Availability under the Company’s second DIP credit facility is used to fund working capital requirements, winter work for the Great Lakes Minerals segment and capital expenditures during the first nine months. The operations of the Great Lakes Minerals segment are substantially dormant during the first quarter and the beginning of the second quarter. Borrowings normally tend to peak during the middle of the second quarter, with pay-downs beginning in the middle of the third quarter. The net borrowings in the first nine months of 2004 were lower than in the prior year due to the benefit of better operating results, $3,025,000 in proceeds from the sale of Company assets and the automatic stay prohibiting payment of pre-petition liabilities. In 2003, net borrowings were significantly higher due to the timing of interest payments and the Erie Sand and Gravel acquisition. This decrease in borrowings was partially offset by the cash outlays for reorganization items related to the Bankruptcy and an increase in financing costs related to the first and second DIP credit facilities. The Company anticipates being a net borrower for the year.

The Company did not declare a dividend in 2004 or 2003. The Company’s 2001 amendments to its financial covenants on its Syndicated Term Loan and Senior Credit Facility prohibit the payment of cash dividends. The payment of dividends is also prohibited by the second DIP credit facility.

The Company continues to incur tax operating losses, and there is an uncertainty regarding the future realization of any portion of these losses as a tax benefit. Accordingly, the Company has recorded a tax valuation allowance for net deferred tax assets and will maintain such an allowance until sufficient positive evidence (i.e., cumulative positive earnings and future taxable income) exists to support the reversal of the valuation allowance.

Several of the Company’s subsidiaries have been and continue to be named as defendants in a large number of cases relating to the exposure of individuals to asbestos and silica. The plaintiffs in the cases generally seek compensatory and punitive damages of unspecified sums based upon the Jones Act, common law or statutory product liability claims. Some of these cases have been brought by plaintiffs against the Company (or its subsidiaries) and other marine services companies or product manufacturer co-defendants. Considering our past and present operations relating to the use of asbestos and silica, it is possible that additional claims may be made against the Company and its subsidiaries based upon similar or different legal theories seeking similar or different types of damages and relief. The Company is not able to estimate its potential exposure to unasserted claims.

The suits filed pursuant to the Jones Act are filed in Federal Court and have been assigned to the Multidistrict Litigation Panel (“MDL”). All such cases are currently dormant and have been so for many years.

FINANCIAL CONDITION – (Continued)

The Company believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance policies and an insurance trust from multiple sources. In the third quarter 2003, the Company agreed with one of its several insurers to fund the Trust to cover a portion of settlement and defense costs arising out of asbestos litigation. The Company will have access to Trust funds to cover settlements and defense costs and will not have the obligation to cover such costs from its own funds to the extent so covered.

Additionally, the Trust provides that the Company may use up to a maximum of $4,000,000 to cover the cost of any other insurable or insurance related expense. A total of $3,576,000 has been received in reimbursement of insurance expenditures incurred through September 30, 2004. At September 30, 2004, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims of approximately 73,000 claimants. Subject to Plan confirmation prior to December 15, 2004, the Company has agreed to settle approximately 20,000 of these asbestos related claims, to be paid primarily using funds in the Trust. The Company’s management believes that the identified outstanding claims can be satisfied or otherwise resolved within the limits of the Company’s remaining available insurance. However, the Company’s management cannot predict whether its available insurance will be adequate to cover any asbestos claims that arise in the future or that the Company will have the ability to otherwise successfully defend or resolve such cases. In the event that the Company is unable to defend or otherwise satisfy such future asbestos claims, there could be a material adverse effect to the Company’s results of operations, liquidity and financial condition.

With respect to silica claims, the Company at September 30, 2004 was co-defendant in cases involving approximately 23,000 claimants. The Company has been and will continue to be responsible for funding a small percentage of all silica settlements and defense costs. Management believes that its share of settlements on an annual basis is not significant, although the Company continues to maintain a reserve on its balance sheet to address this contingency.

When practicable, the Company records liabilities at estimated amounts for all matters, which are expected to be probable of occurrence. When the Company cannot reasonably estimate future costs and the likelihood of occurrence is less than probable related to such matters, no amounts are accrued. However, costs incurred to comply with environmental regulations and to settle litigation have not been significant in 2003 and prior years. Although it is possible that the Company’s future operating results could be affected by future costs of environmental compliance or litigation, it is management’s belief that such costs will not have a material adverse effect on the Company’s consolidated financial statements.

During the second quarter of 2004, the Company completed a settlement with an insolvent insurance group for $4,668,000 in respect of past and future claims. The $4,668,000 was recorded as Other Income in the second quarter of 2004, and the restricted cash is recorded as an Other Current Asset on the unaudited Condensed Consolidated Balance Sheet as of September 30, 2004.

The exposure of individuals to silica and the accompanying health risks have been and continue to be significant issues confronting the industrial minerals industry in general, and specifically our Performance Minerals segment. Proposed changes to standards for exposure to silica are under review by the United States Occupational Safety and Health Administration. This review could result in more stringent worker safety standards or, in the alternative, requirements for additional action on the part of silica users regarding lower permissible exposure limits for silica.

FINANCIAL CONDITION – (Continued)

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO

NINE MONTHS ENDED SEPTEMBER 30, 2003

The Company’s net sales and operating revenues increased 7% to $322,403,000 in the nine months ended September 30, 2004 compared with the same period in 2003. This is a $21,486,000 increase over the $300,917,000 in net sales and operating revenues generated in the nine months ended September 30, 2003. The Great Lakes Minerals and Performance Minerals segments accounted for the net sales and operating revenue increase with gains of $19,449,000 and $9,517,000, respectively. Demand for limestone and iron ore on the Great Lakes has increased sales for the Michigan quarries and for the vessel operations. The Company has improved its market share with its gas and oil well fracturing sand and has seen strong pricing power with lime sales. In 2003, slow demand and early severe weather in the Great Lakes, Mid-Atlantic and Southeast regions had hampered the sales of each segment. This increase in net sales has been partially offset by revenue loss from disposed businesses, mainly the Lawn and Garden bagging business.

The operating income for the nine months ended September 30, 2004 was $16,220,000, compared with an operating loss of $2,386,000 reported in the same period of 2003. The operating loss in 2003 includes a pre-tax asset impairment charge of $13,114,000 (or $1.57 per share net loss, assuming dilution) related to the write-down of the Performance Minerals segment’s Specialty Minerals operation to fair value. In the first quarter of 2004, the Company recorded a $1,315,000 impairment charge related to the exit and sublease of the Cleveland Marine Services office. In the second quarter of 2004, the Company recorded $500,000 for exit costs related to previously shutdown abrasives facilities. During the third quarter of 2004, the Company recorded a $5,695,000 pre-tax asset impairment charge to further reduce the net book value of the Performance Minerals segment’s Specialty Minerals operation’s Velarde plant. The impairment indicator was a temporary suspension of operations of the Velarde plant. Management believes that excluding the impairment and restructuring charges provides a better comparison of period-to-period operating results. Excluding the impairment and restructuring charges, the Company had operating income of $23,730,000 and $10,728,000 in the nine-month periods ended September 30, 2004 and 2003, respectively, a $13,002,000 or 121% increase for the 2004 period over the same period in 2003. The Company continues to benefit from increasing demand for its products, a lower provision for doubtful accounts receivable and cost-cutting activities over the past year offset by higher energy and maintenance expenses. Operating income for the three segments as of September 30, 2004 was $36,538,000 compared to $25,729,000 for the same period of 2003, excluding the impairment charges. This is an increase of 42% over the segment operating income in 2003.

The net loss for the period ended September 30, 2004 was $32,105,000, which represents a loss of $6.14 per share on a fully diluted basis. This compares to the net loss of $23,306,000, or a loss of $4.57 per share, assuming full dilution, in the nine months ended September 30, 2003. The 2003 nine month net loss was increased by the $13,114,000 impairment, discussed above. The current nine month period net loss includes an impairment charge of $5,695,000 for the temporary suspension of operations of the Velarde plant and $13,937,000 of reorganization expenses related to the Bankruptcy filing.

RESULTS OF OPERATIONS - (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO

NINE MONTHS ENDED SEPTEMBER 30, 2003

Additionally, the Company has recorded $18,645,000 less in income tax benefit in 2004. Due to the Company’s continuing tax operating losses, it records additional deferred tax assets, but also records a full valuation allowance on such deferred tax assets, therefore, reducing the income tax benefit for 2004. In addition, during the second quarter of 2004, the Company agreed with an insolvent insurance group to settle for $4,668,000 in respect of past and future claims. The $4,668,000 was recorded as Other Income in the second quarter of 2004.

Great Lakes Minerals

The Great Lakes Minerals segment net sales and operating revenue increased $19,449,000, or 19%, to $122,853,000 for the nine months ended September 30, 2004 from $103,404,000 for the same period in 2003. The increase in net sales and operating revenues was due to volume increases and was attributable to two factors: (1) higher demand for metallurgical and aggregate limestone due to general economic improvement and the recovery of the U.S. integrated steel industry, and (2) increased vessel revenues, which were the result of higher market demand, the sailing of two additional vessels, better weather conditions than a year ago and higher water levels. The higher water levels permit heavier lading of the vessels. The Company also generated additional revenue through its ship repair business at its Erie location.

Cost of goods sold and operating expenses for the Great Lakes Minerals segment were $93,739,000 for the nine months ended September 30, 2004 compared with $81,011,000 for the same period in 2003, an increase of $12,728,000 or 16%. Cost of goods sold and operating expenses, as a percentage of net sales and operating revenues, were 76% in the nine months ended September 30, 2004 and 78% in the same period in 2003. The improved operating margin as a percentage of net sales and operating revenues is primarily a result of the higher production levels, which generate cost efficiencies by absorbing fixed costs and higher water levels which increase revenues with little impact on costs. This has been partially offset by the higher fuel costs.

Operating income for the nine months ended September 30, 2004 was $10,725,000 as compared with operating income of $4,119,000 for the same period in 2003. In the first quarter, the Company recorded a $1,315,000 impairment charge related to the exit and sublease of the former headquarters office of the Marine Services business. Excluding the impairment charge, the operating income for the nine months ended September 30, 2004 is $12,040,000. The increase in the operating income is due to increased demand and volume efficiencies, better weather conditions and higher water levels and a lower provision for doubtful accounts receivable. These gains were partially offset by increases in energy and healthcare costs. In addition, minor damage was sustained to one of the vessels in the third quarter, which resulted in a two-week lay-up and costs associated with the repair.

RESULTS OF OPERATIONS - (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO

NINE MONTHS ENDED SEPTEMBER 30, 2003

Global Stone

Net sales for the Company’s Global Stone segment decreased $7,036,000 to $126,361,000 for the nine months ended September 30, 2004 from $133,397,000 in the same period of 2003. The decrease was primarily the result of the sale of the Lawn and Garden bagging business, which was sold in the third quarter of the prior year. Lawn and Garden net sales for the nine months ended September 30, 2003 were $20,041,000. This segment is benefiting from increased demand for aggregate, roofing fillers and lime, and renewed demand for fillers in the carpet and flooring markets. Additionally, this segment is experiencing pricing power in certain lime markets due to the fact that the segment’s Mid-Atlantic lime group is running at full capacity and there has been a significant increase in demand from steel markets.

Cost of goods sold for the Global Stone segment totaled $96,901,000 in the nine months ended September 30, 2004 compared with $103,136,000 in the nine months ended September 30, 2003, a decrease of $6,235,000. Cost of goods sold, as a percentage of net sales, was 77% in both 2004 and 2003. The decrease in the cost of goods from the prior year is comparable with the decrease in overall sales.

The segment contributed $12,557,000 to operating income for the nine months ended September 30, 2004, compared with $12,820,000 in the same period of 2003. The decrease in operating income is primarily the contribution of the Lawn and Garden business in 2003, offset by stronger demand for aggregate, roofing fillers, lime, and a renewed demand for fillers in the carpet and flooring markets. The incremental operating income from these higher sales was partially offset by increases in energy and maintenance costs.

Performance Minerals

The Performance Minerals segment had net sales of $76,192,000 for the period ended September 30, 2004, an increase of $9,517,000 or 14%, over the net sales of $66,675,000 for the same period in 2003. The increase in net sales was substantially attributable to the strong industry demand for sands used in gas and oil well fracturing and improved market share. Demand is higher than the same period in 2003 due to increased oil and gas market prices, which have resulted in more drilling activity. Additional market development for gas and oil well fracturing sands was experienced in Canada and the Rocky Mountain region.

Cost of goods sold for the Performance Minerals segment was $54,967,000 for the nine months ended September 30, 2004, which was 15% higher than the $47,968,000 in the same period of 2003 primarily due to the increase in net sales discussed above. Cost of goods sold as a percentage of net sales remained comparable at 72% for the nine months ended September 30, 2004 and 2003. Production efficiencies were offset by increases in maintenance and energy costs.

RESULTS OF OPERATIONS – (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO

NINE MONTHS ENDED SEPTEMBER 30, 2003

Performance Minerals (continued)

Operating income for the Performance Minerals segment was $6,246,000 for the first nine months of 2004 compared with an operating loss of $4,324,000 for the same period of 2003. For comparison purposes, excluding the impairments of $5,695,000 in the current year and $13,114,000 in the prior year related to the segment’s Specialty Minerals operation, the segment had operating income of $11,941,000 and $8,790,000 for the nine months ended September 30, 2004 and 2003, respectively. The $3,151,000 increase in operating income from 2003 directly reflects the higher sales volumes and an improved margin rate.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense was $27,389,000 for the nine months ended September 30, 2004 compared with $28,284,000 for the same period of 2003. Depreciation, depletion, amortization and accretion expense were 8% and 9% of total net sales and operating revenues in 2004 and 2003, respectively. The reduction in the percent to net sales demonstrates the Company’s ability to leverage increases in net sales and operating revenue on its existing asset base.

General, Administrative and Selling Expenses

Total general, administrative and selling expenses were $28,494,000 for the nine months ended September 30, 2004 compared with $32,447,000 for the comparable period in 2003. The total general, administrative and selling expense decreased $3,953,000 in 2004 versus 2003. General, administrative and selling expenses as a percentage of net sales and operating revenue was 9% in 2004 compared with 11% in 2003. A lower provision for doubtful accounts and lower legal and professional were the major contributors to the reduction in selling, general and administrative expense. Legal and professional fees in 2003 expense include some items that are similar to expenses being grouped as reorganization items, net in 2004. Additional benefits were seen in headcount reductions and reduced pension expense. These gains were partially offset by higher expense for corporate insurance and higher salaried annual incentive awards.

Provision for Restructuring, Asset Impairments and Early Retirement Programs

During the second quarter of 2003, the Company recorded a $13,114,000 pre-tax asset impairment charge (or $1.57 per share net loss, assuming dilution) to reduce the net book value of the Performance Minerals segment’s Specialty Minerals operation to its estimated fair value, as determined by management based on an independent third-party appraisal. The charge reduced the carrying value of the operation’s land, depreciable fixed assets and mineral reserves by $2,610,000, $2,334,000 and $8,170,000, respectively.

RESULTS OF OPERATIONS – (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO

NINE MONTHS ENDED SEPTEMBER 30, 2003

Fair values were estimated using a discounted cash flow valuation technique incorporating a discount rate commensurate with the risks involved for each group of assets. Cash flow and operating income shortfalls from expectations indicated that an impairment review was necessary.

In the first quarter of 2004, the Company recorded a $1,315,000 asset impairment charge related to the exit and sublease of the Cleveland Marine Services office. Of this charge, $1,170,000 was primarily related to the difference between base rent due until December 2009 and sublease income that will be received into March 2008. An additional $145,000 pre-tax charge was recorded to write-off leasehold improvements abandoned at the Marine office.

In the second quarter of 2004, in response to updated information, the Company made an adjustment to increase the Provision for Restructuring, Asset Impairments and Early Retirement Programs by $500,000 for exit costs related to previously shutdown abrasives facilities.

During the third quarter of 2004, the Company recorded a $5,695,000 pre-tax asset impairment charge to further reduce the net book value of the Performance Minerals segment’s Specialty Minerals operations Velarde plant. The impairment indicator was a temporary suspension of operations of the Velarde plant. The Velarde plant was written down to its estimated fair value based on current market offers.

Other

Interest expense was $41,279,000 in the nine months ended September 30, 2004; a $1,577,000 increase compared with $39,702,000 for the comparable period in 2003. Several factors contributed to the net increase in the interest expense. Significant increases over the prior year were due to the increased amortization of financing fees and higher interest rate spreads on the secured debt. In July of 2004, the Company entered into the second DIP credit facility that includes a $125,000,000 Term A and A1 loan at LIBOR plus 4%, a $125,000,000 Term B loan at LIBOR plus 9.75% and a revolver at LIBOR plus 3.5%. Interest on bank debt was $28,970,000 in 2004 compared with $30,189,000 in 2003. In 2003, the Company amended its bank agreements with its lenders on its Senior Credit Facility, Term Loan and Senior Secured Notes. These amendments were needed because of anticipated defaults under the Company’s existing agreements. Additionally, amendments to the Company’s Senior Secured Notes increased the payment-in-kind rate from 5% to 6% at the end of the third quarter of 2003. The Company’s amortization of deferred financing fees was $10,930,000 in the period ended September 30, 2004 compared with $3,278,000 in 2003. The significant increase in financing fee amortization stems from the write-off in the third quarter related to the commitment fees for the pre-petition syndicated credit facility and initial DIP financing, as well as the initiation of the amortization of commitment fees for the second DIP credit facility. The write-off of the pre-petition syndicated credit facility and initial DIP financing fees was required when the Company paid off the related loans in July 2004. In addition, the increase in capitalized amendment fees paid to senior lenders throughout 2003 affected all of 2004. These increases in interest expense were partially offset by a cessation of accrued interest expense on certain debt instruments and a reduction in hedge interest expense.

RESULTS OF OPERATIONS – (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO

NINE MONTHS ENDED SEPTEMBER 30, 2003

The Company’s interest expense on hedges was $1,274,000 in the first nine months of 2004 compared with $6,073,000 in the same period of 2003. The company is no longer required to hedge at least 50% of its senior debt; as a result, the Company’s remaining $50,000,000 notional value hedge, which expired as of June 30, 2004, was not replaced. This is compared with notional values of $220,000,000, $170,000,000 and $120,000,000 throughout the first, second and third quarters of 2003 respectively. These increases were more than offset by the cessation of interest accrued on the Company’s 10% Senior Subordinated Notes as of the bankruptcy filing. The Senior Subordinated Notes are deemed unsecured by the Company and interest is no longer being accrued. The remainder of interest expense was related to capital leases and notes payable.

The reorganization items represent legal and professional fees associated with the bankruptcy petition filing and its related activities. These expenses totaled $13,937,000 for the nine months ended September 30, 2004.

During the second quarter of 2004, the Company completed a settlement with an insolvent insurance group for $4,668,000 in respect of past and future claims. The $4,668,000 was recorded as Other Income in the second quarter of 2004 and the restricted cash is recorded as an Other Current Asset on the unaudited Condensed Consolidated Balance Sheet as of September 30, 2004.

On May 1, 2003, Eveleth Mines LLC (d.b.a. EVTAC Mining) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. EVTAC Mining is a non-trade debtor to the Company for obligations arising out of a prior relationship. The Company recognized a pre-tax charge of $1,455,000 (or $0.17 per share, assuming dilution) in the first quarter of 2003 to establish a reserve for this matter. The charge was included in Other Expense on the unaudited Condensed Consolidated Statement of Operations. Additionally, during the third quarter of 2003, due to a change in circumstances, the Company recognized another $784,000 pre-tax (or $0.09 per share, assuming dilution) charge to fully reserve for this matter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO

THREE MONTHS ENDED SEPTEMBER 30, 2003

The Company’s net sales and operating revenues of $130,396,000 in the third quarter of 2004 were 7% higher than net sales and operating revenues of $121,527,000 in the third quarter of 2003. The increase in net sales and operating revenues for the third quarter of 2004 was primarily due to the improved demand for aggregate and metallurgical stone in the Great Lakes segment; increased volume demand for bulk transportation services and higher water levels on the Great Lakes; two additional vessels sailing in the third quarter of 2004 in comparison to 2003; a stronger demand for oil and gas fracturing sands at the Company’s Performance Minerals segment; increased volume demand for lime, crushed stone and roofing fillers in the Global Stone segment, increased fuel pass-through revenues and stronger pricing power for lime. These increases to net sales and operating revenues were partially offset by decreased volume related to the sale of the Lawn and Garden bagging business.

Operating income in the third quarter of 2004 was $6,560,000 compared to operating income of $6,044,000 in the same period of 2003. Management believes that excluding the impairment and restructuring charges provides a better comparison between operating results. When adjusting for the impairment and restructuring charges, the operating income in the third quarter of 2004 was $6,211,000 higher than the same quarter of 2003. The major factors contributing to this operating income increase are increases in sales and production volumes at all three operating segments, higher water levels, which enabled the vessels to carry more tons per trip. In addition, the Company had experienced higher bad debt expense in the third quarter of 2003 related to two large customers who filed for bankruptcy. There were no significant instances of customer bankruptcy in the third quarter of 2004.

The net loss for the third quarter of 2004 was $12,955,000 compared to net income of $325,000 in the third quarter of 2003. The net loss in the current quarter includes reorganization expenses of $4,265,000 related to the Bankruptcy proceedings, $5,695,000 for the Velarde impairment, a $3,000,000 increase in interest expense due mainly to the write-off of the pre-petition syndicated facility bank fees and the first DIP credit facility financing fees, and $1,336,000 for salaried annual incentive awards. In addition, the income tax benefit is significantly lower in the third quarter of 2004 in comparison to the same period in 2003 due to the Company’s continuing tax operating losses. The Company records additional deferred tax assets but also records a full valuation allowance for such deferred tax assets therefore, reducing the income tax benefit for 2004. These increased expenses were partially offset by the improvement in sales in the third quarter of 2004 and a lower provision for doubtful accounts. Additionally, during the third quarter of 2003, the Company experienced a favorable conclusion to the audit of its 1999 federal income tax return.

Operating results of the Company’s business segments for the three months ended September 30, 2004 and 2003 are discussed below.

RESULTS OF OPERATIONS - (Continued)

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO

THREE MONTHS ENDED SEPTEMBER 30, 2003

Great Lakes Minerals

Net sales and operating revenues for the Company’s Great Lakes Minerals segment increased $10,331,000, or 20%, in the third quarter of 2004 to $62,299,000 as compared with $51,968,000 in the same period in 2003. The increase in net sales and operating revenues was attributable to additional tons shipped, two additional vessels sailing and higher water levels. Revenues from the quarries in Michigan improved with increased demand in both the aggregate and metallurgical markets. In addition, revenues were increased in the current quarter by the Marine fuel adjustment as well as increased freight revenues from the Michigan operations. These increases were partially offset due to the sale of the Erie Sand and Gravel Redi-Mix business.

Cost of goods sold and operating expenses for the Great Lakes Minerals segment were $47,215,000 for the three months ended September 30, 2004 compared with $39,966,000 for the same period in 2003. Cost of goods sold and operating expenses as a percentage of net sales and operating revenues were 76% in the third quarter of 2004 and 77% in the third quarter of 2003. The improved operating margin is primarily a result of efficiencies gained from increased demand resulting in higher production volume and incremental revenues. These factors contributing to improvement in operating margin over the prior year were partially offset by higher fuel costs, minor damage to one of the vessels and an inventory write-down in the current quarter.

Operating income for the third quarter of 2004 was $7,427,000 as compared with operating income of $3,338,000 for the third quarter of 2003. The increase in operating income of $4,089,000 is primarily the result of production efficiencies gained by the higher sales volume, lower bad debt expense and other factors discussed above.

Global Stone

Net sales for the Company’s Global Stone segment decreased $2,430,000 to $43,326,000 for the three months ended September 30, 2004. This was a 5% reduction in net sales from the $45,756,000 generated in the three months ended September 30, 2003. The net sales decrease is due to the $5,526,000 in net sales lost due to the sale of the Lawn and Garden bagging business. The segment is benefiting from improved volume demand for crushed stone, lime, roofing fillers and renewed demand for fillers in the carpet and flooring markets. Due to the high demand, certain of the segment’s lime operations are currently producing at full capacity and, as a result, the Company is experiencing additional pricing power.

RESULTS OF OPERATIONS - (Continued)

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO

THREE MONTHS ENDED SEPTEMBER 30, 2003

Global Stone (continued)

Cost of goods sold for the Global Stone segment totaled $32,746,000 for the three-month period ended September 30, 2004 compared with $34,668,000 for the three-month period ended September 30, 2003. Cost of goods sold as a percentage of net sales was 76% in the third quarter of 2004 and the third quarter of 2003.

The segment contributed $4,913,000 to operating income for the three months ended September 30, 2004 compared with $5,113,000 in the same period of 2003. The net decrease in the Global Stone segment’s operating income quarter to quarter is due to the sale of the Lawn and Garden bagging business, salaried annual incentive awards and an unscheduled kiln outage, partially offset by income gains due to the increase in demand.

Performance Minerals

Net sales for the Company’s Performance Minerals segment were $26,675,000 for the third quarter of 2004, up 5% from $25,357,000 for the third quarter of 2003. The increase in net sales during the third quarter of 2004 was attributed to increased sales volumes. Sand volume increased during the quarter as compared to 2003 due to increased demand for oil and gas fracturing sands. The increased demand for these sands is due to higher market prices for oil and gas, which have resulted in more drilling activity. In addition, the Performance Minerals segment experienced increased revenues due to a higher demand for mica and increased business from the Mexican foundry market.

Cost of goods sold for the Performance Minerals segment was $18,781,000 for the third quarter of 2004, which was 5% higher than the $17,921,000 for the third quarter of 2003 due to the increase in net sales discussed above. Cost of goods sold as a percentage of net sales was 70% and 71% for the third quarter of 2004 and 2003, respectively. The margin improvement is due to cost efficiencies resulting from higher volume production and lower workers compensation expense, partially offset by higher energy costs.

Operating loss for the Performance Minerals segment was $817,000 for the third quarter of 2004 compared with operating income of $3,539,000 for the same period of 2003. For comparison purposes, excluding the $5,695,000 pre-tax impairment charge related to the segment’s Velarde operation, the segment had operating income of $4,878,000 for the third quarter of 2004. After adjusting the third quarter of 2004, operating income increased $1,339,000 in 2004 compared with 2003. This increase was primarily due to lower depreciation and amortization expense related to asset retirement obligations and increased sales with incremental margin, decreased reserves for doubtful accounts, workers compensation and product liability, partially offset by higher energy costs.

RESULTS OF OPERATIONS - (Continued)

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO

THREE MONTHS ENDED SEPTEMBER 30, 2003

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense decreased slightly between the quarters ended September 30, 2004 and September 30, 2003 at $11,136,000 and $11,908,000, respectively. The percentage of depreciation, depletion, amortization and accretion expense to net sales and operating revenues was 9% and 10% for the third quarters of 2004 and 2003, respectively. The reduction in the percent to net sales demonstrates the Company’s ability to leverage increases in net sales and operating revenue on its existing asset base.

General, Administrative and Selling Expenses

Total general, administrative and selling expenses were $10,076,000 for the third quarter of 2004 compared with $12,545,000 for the third quarter of 2003. The percentage of general, administrative and selling expenses to net sales and operating revenues was 8% versus 10% during the third quarters of 2004 and 2003, respectively. A lower provision for doubtful accounts was the major contributor to the improvement in the general, administrative and selling expense. Additionally, professional fees in 2003 expense include some items that are similar to expenses being grouped as reorganization items, net in 2004. Some further benefits were seen in reduced pension expense. These gains were partially offset by higher expense on corporate insurance and higher salaried annual incentive awards.

Provision for Restructuring, Asset Impairments and Early Retirement Programs

During the third quarter of 2004, the Company recorded a $5,695,000 pre-tax asset impairment charge to further reduce the net book value of the Performance Minerals segment’s Specialty Minerals operations Velarde plant. The impairment indicator was a temporary shutdown of the Velarde plant. The Velarde plant was written down to the its estimated fair value based on current market offers.

RESULTS OF OPERATIONS - (Continued)

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO

THREE MONTHS ENDED SEPTEMBER 30, 2003

Other

Interest expense increased $3,000,000 to $16,319,000 in the third quarter of 2004 compared with $13,319,000 in the third quarter of 2003. Several factors contributed to the net increase in the interest expense including a significant increase in financing fee amortization and increased interest rates, partially offset by the cessation of accrued interest expense on certain debt instruments and a reduction in hedge interest expense. Amortization of fees associated with the Company’s bank amendments increased to $2,925,000 in the third quarter of 2004 from $1,285,000 in the third quarter of 2003. In addition, $3,640,000 of financing fees related to the pre-petition syndicated facility and first DIP credit facility were written off in the third quarter of 2004 upon securing the second DIP credit facility. Additional increases resulted from significant capitalized amendment fees paid to the senior lenders throughout 2003, as well as the capitalization and amortization of the DIP financing fees for the entire third quarter of 2004. In 2003, the Company amended its bank agreements with its lenders on its Senior Credit Facility, Term Loan and Senior Secured Notes. These amendments were needed because of anticipated defaults under the Company’s existing agreements. In July of 2004, the Company entered into the second DIP credit facility that includes a $125,000,000 Term A and A1 loan at LIBOR plus 4%, a $125,000,000 Term B loan at LIBOR plus 9.75% and a revolver at LIBOR plus 3.5%. Additionally, amendments to the Company’s Senior Secured Notes increased the payment-in-kind rate from 5% as of the end of September 2003 to 6% for the nine months ended September 30, 2004. Interest expense on hedges was zero in the third quarter of 2004 compared with $1,272,000 in the third quarter of 2003. The $50,000,000 notional value hedge expired as of June 30, 2004. This is compared with $120,000,000 in notional value throughout the third quarter of 2003. The Company is no longer required to hedge at least 50% of its senior debt; as a result the hedge was not replaced. Interest expense on bank debt was $9,697,000 and $10,712,000 in the third quarter of 2004 and 2003, respectively. This decrease was due to the cessation of interest accrued on the Company’s 10% Senior Subordinated Notes as of the bankruptcy filing. The Senior Subordinated Notes are deemed unsecured by the Company and interest is no longer being accrued. The remainder of interest expense was related to capital leases and notes payable.

During the third quarter of 2003, the Company recognized a $784,000 pre-tax charge (or $0.09 per share, assuming dilution) to fully reserve for EVTAC Mining. The charge was included in Other Income (Expense) on the unaudited Condensed Consolidated Statement of Operations.

During the third quarter of 2003, the Company recognized non-cash gains of $2,407,000 for a pre-tax charge (or $0.29 per share, assuming dilution) to reverse a product liability reserve recorded in the prior year and an $845,000 pre-tax charge (or $0.10 per share, assuming dilution) to reverse an increase to this product liability reserve during the first half of 2003. These gains are included in Other Income (Expense) on the unaudited Condensed Consolidated Statement of Operations.

RESULTS OF OPERATIONS - (Continued)

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO

THREE MONTHS ENDED SEPTEMBER 30, 2003

Cumulative Effect of Accounting Change for Asset Retirement Obligations

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” at January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The Company re-evaluated the asset retirement obligations as of July 1, 2004. This update resulted in a $674,000 increase to the asset retirement obligation and the related long-lived asset in the third quarter of 2004. The Company’s asset retirement obligation balance as of September 30, 2004 and September 30, 2003 was $7,752,000 and $6,669,000, respectively. The accretion expense for the nine-month period ended September 30, 2004 and September 30, 2003 was $367,000 and $360,000, respectively.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On a continual basis, the Company evaluates its estimates, including those related to accounts receivable reserves, inventories, intangible assets, impairment and useful lives of long-lived assets, valuation allowance against deferred tax assets, pensions and other postretirement benefits, asset retirement obligations and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Cautionary Statement Regarding Forward-Looking Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements concerning certain trends and other forward-looking information within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) business and financial risks associated with the Company’s decision to file for protection under Chapter 11 of the U.S. Bankruptcy Code; (2) the Company’s ability to restructure its debt, and the ability of such activities to provide adequate liquidity to sufficiently improve the Company’s financial position; (3) the Company’s ability to maintain its cost reduction initiatives; (4) weather conditions, particularly in the Great Lakes region, flooding, and/or water levels; (5) fluctuations in energy, fuel and oil prices; (6) fluctuations in integrated steel production in the Great Lakes region; (7) fluctuations in Great Lakes and Mid-Atlantic construction activity; (8) economic conditions in California or population growth rates in the Southwestern United States; (9) the outcome of periodic negotiations of labor agreements; (10) changes in the demand for the Company’s products due to changes in technology; (11) the loss, insolvency or bankruptcy of major customers or debtors; (12) changes in environmental laws or changes in law adverse to the Company; (13) an increase in the number and cost of asbestos and silica product liability claims filed against the Company and its subsidiaries and determinations by a court or jury against the Company’s interest; (14) difficulty in hiring sufficient staff that is appropriately skilled and licensed, particularly for the Company’s vessel operations; and (15) the insolvency of insurers, the effects of any coverage litigation with insurers or adequacy of insurers. While the Company is in Chapter 11 bankruptcy, investments in its securities will be highly speculative. Shares of the Company’s common stock have little or no value and, if the Plan is confirmed, will be canceled. As part of the reorganization plan, holders of the Senior Subordinated Notes will receive their pro rata distribution of 2,928,571 shares of the Reorganized Company’s common stock in full satisfaction of their claims. The reorganized common stock will have a value less than the face value of the Senior Subordinated Notes.

New Accounting Pronouncements

The Company’s postretirement health care plan provides prescription drug benefits that may be affected by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“the Act”), signed into law in December 2003. In accordance with Federal Accounting Standards Board (“FASB”) Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” the effects of the Act on the Company’s postretirement plan have not been included in the measurement of the Company’s accumulated postretirement benefit obligation or net periodic postretirement benefit cost for 2004. In February 2004, the FASB determined that the federal subsidy available under the Act to plan sponsors that provide retiree health benefits that are “actuarially equivalent” to Medicare benefits should be accounted for within the scope of SFAS No. 106, “Employers Accounting for Postretirement Benefits Other than Pensions.” The effect of the federal subsidy on benefits attributable to past services and future changes in the estimated amount of the subsidy should be accounted for as an actuarial gain under SFAS No. 106, while the effects of the subsidy attributable to future service should be accounted for as a reduction to future service costs. Plan amendments made in contemplation of the subsidy should be accounted for as either an actuarial gain (if the net result of the amendment and the subsidy is a reduction to the accumulated postretirement benefit obligation) or a plan amendment (if the net result of the amendment and subsidy increases the accumulated postretirement benefit obligation). Furthermore, the FASB decided that the tax exempt nature of the subsidy should be reflected when the subsidy is recognized as a reduction to the accrued postretirement benefit obligation. The FASB has not yet finalized how “actuarial equivalency” should be determined. The final guidance, when issued, may require the Company to re-measure its postretirement benefit obligation and may require the Company to amend its plan to benefit from the Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates was disclosed in the 2003 Annual Report on Form 10-K filed by the Company on March 29, 2004.

The following table provides information about the Company’s derivative and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and debt obligations. For debt obligations, the table presents cash flows and related weighted average interest rates by the original contracted maturity dates. Based upon the Company’s default under the current debt agreements and the bankruptcy filing, $197,308,000 is classified as Subject to Compromise on the unaudited Condensed Consolidated Balance Sheet. During the third quarter, the Bankruptcy Court approved the refinancing of $250,201,000, which the Company now classifies as a Current Liability, not subject to compromise. For interest rate swaps at December 31, 2003, the table presents notional amounts and weighted average LIBOR interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward LIBOR rates in the yield curve, plus the applicable margin at September 30, 2004 and December 31, 2003 for variable rate long-term debt. The Company does not hold or issue financial instruments for trading purposes.

	September 30, 2004
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$2,057	$2,101	$2,111	$49,654	$41,787	$100,000	$197,709	$142,547
Average interest rate	11.44%	11.48%	11.51%	11.54%	10.30%	10.00%
Variable rate		$250,201					$250,201	$250,201
Average interest rate	8.87%	9.06%

	December 31, 2003
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$2,226	$2,093	$2,125	$51,076	$37,510	$100,000	$195,030	$134,889
Average interest rate	13.43%	13.51%	13.58%	13.66%	12.45%	10.00%
Variable rate	$225,808	$334	$334	$334			$226,810	$226,810
Average interest rate	7.46%	2.99%	4.18%	4.96%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed	$50,000						$50,000	$1,457
Average LIBOR pay rate	6.97%
Average LIBOR receive rate	1.46%

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Controls

In connection with management’s evaluation, no changes during the quarter ended September 30, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 23, 2004, the Company and all of its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company intends to continue operations without interruption. The Company continues to seek emergence from Chapter 11 as rapidly as possible with a new, de-levered capital structure that will enable the Company to move forward on its strategic operating plan.

In furtherance of the Company’s goal of emerging from Chapter 11 as expeditiously as possible, prior to the filing, the Company reached an agreement in principle, subject to certain conditions, with certain holders of its $100,000,000 Senior Subordinated Notes to exchange their notes for equity. The agreement also contemplates having certain of them make a new equity investment in the Reorganized Company. Additionally, prior to filing Chapter 11, the Company accepted a commitment for a new credit facility that, among other things, would retire its existing bank debt. On April 30, 2004, the Bankruptcy Court entered an order authorizing the Company to enter into this facility, which was completed in July 2004.

On February 24, 2004, the Bankruptcy Court also entered a variety of orders designed to afford the Company a smooth transition into Chapter 11 and permit the Company to continue operating on a normal basis post-petition. Among others, the Bankruptcy Court entered orders authorizing the Company to continue its consolidated cash management system, pay employees their accrued pre-petition wages and salaries, honor the Company’s obligations to its customers and pay some or all of the pre-petition claims of certain vendors that are critical to the continued operations of the Company, subject to certain restrictions. The relief granted in these orders has facilitated the Company’s transition into Chapter 11 and has allowed the Company to continue its operations uninterrupted.

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

On April 8, 2004, the Bankruptcy Court granted final approval for the Company to borrow up to $70 million under the first DIP credit facility. During the nine months ended 2004, the Company incurred $2,841,000 in deferred financing costs, which were commitment fees and professional fees related to the first DIP credit facility.

LEGAL PROCEEDINGS - (Continued)

On April 27, 2004, the Company filed a joint plan of reorganization with the United States Bankruptcy Court. The Company filed a disclosure statement on May 14, 2004. Thereafter, the plan of reorganization and Disclosure Statement were amended and modified to update and include the most current and accurate information. The Second Amended Plan (“Plan”) and Disclosure Statement were filed with the Bankruptcy Court on July 30, 2004. Cumulative modifications to the Plan were filed on October 1, 2004. The Bankruptcy Court entered an order approving the Disclosure Statement on August 4, 2004.

On April 28, 2004, the Bankruptcy Court denied a motion to compel the United States Trustee to appoint an equity security holders committee.

On April 30, 2004, the Bankruptcy Court entered an order authorizing the Debtors to enter into a $305 million second DIP credit facility providing the Company with post-petition and exit financing. The Bankruptcy Court also authorized the Company to pay certain commitment fees and other expenses related to this loan. The second DIP credit facility was consummated on July 15, 2004. The second DIP credit facility was used to repay borrowings under the first DIP credit facility and the existing pre-petition bank credit facility and provided a revolving credit facility for working capital while the Company is in Chapter 11. During 2004, the Company incurred $10,378,000 in deferred financing costs for the commitment fees and professional fees related to the second DIP credit facility. The Company anticipates that upon confirmation of the Company’s Plan and emergence from Chapter 11, the $305 million second DIP credit facility will be replaced with a five-year $310 million credit facility (plus availability of up to an additional $10 million from March to September 2005 for seasonal needs) to provide financing for the Reorganized Company.

On October 5, 2004, the Judge denied confirmation of the Company’s second amended plan of reorganization after citing concerns regarding the extent and accessibility of the Company’s insurance for asbestos claims. He overruled all objections to confirmation other than the tort claimants’ objections. On October 15, 2004, the Company filed a motion seeking, among other things, to have the Judge re-open the confirmation hearing to permit the Company to introduce new evidence to support the feasibility of its Plan.

At the November 2, 2004 hearing, the Court entered an order granting the Company’s motion to re-open the confirmation hearing for the limited purpose of hearing evidence on the extent and adequacy of the Company’s insurance relating to asbestos and silica claims. This further hearing is currently scheduled for November 16, 2004.

This 10-Q document has been prepared on a historic cost basis and does not describe the potential ramifications of the Plan.

In conjunction with the Chapter 11 proceedings, the Company has received a series of expressions of interest in its assets from a consortium of potential buyers. The Company has provided this consortium with certain financial information but does not believe that the pursuit of the transaction, as it is currently proposed by the consortium, is in the best interests of the estate or its creditors. Therefore, the Company and the creditors committee rejected the latest expressions of interest on October 1, 2004.

LEGAL PROCEEDINGS - (Continued)

While the Company is in Chapter 11, investments in its securities continue to be highly speculative. Shares of the Company’s common stock have little or no value and, if the Plan is consummated, will be canceled. Additionally, the Company’s shares were delisted from trading on the NASDAQ National Market effective at the opening of business on March 3, 2004. The Company’s shares continue to be quoted on the Pink Sheets under the symbol “OGLEQ.” As part of the reorganization plan, holders of the Senior Subordinated Notes will receive their pro rata distributions of 2,928,571 shares of the Reorganized Company’s common stock in full satisfaction of their claims. The reorganized common stock will have a value less than the face value of the Senior Subordinated Notes.

Notwithstanding the progress made to date by the Company towards achieving its restructuring goals, at this time, the ability of the Company to complete a financial restructuring is uncertain and subject to substantial risk. Furthermore, the form and timing of any financial restructuring is uncertain. There can be no assurance that the Company will be successful in achieving its goals, or that any measures that are achievable will result in sufficient improvement to the Company’s financial position. Accordingly, until the time that the Company emerges from bankruptcy and adequate financial restructuring is completed, there will be substantial doubt about the Company’s ability to continue as a going concern. In the event that a financial restructuring is not completed, the Company could be forced to sell a significant portion of its assets to retire debt outstanding or, under certain circumstances, to cease operations. Management remains in active discussions to sell portions or all of the Company’s mica operations.

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

Several of the Company’s subsidiaries have been and continue to be named as defendants in a large number of cases relating to the exposure of individuals to asbestos and silica. The plaintiffs in the cases generally seek compensatory and punitive damages of unspecified sums based upon the Jones Act, common law or statutory product liability claims. Some of these cases have been brought by plaintiffs against the Company (or its subsidiaries) and other marine services companies or product manufacturer co-defendants. Considering the Company’s past and present operations relating to the use of asbestos and silica, it is possible that additional claims may be made against the Company and its subsidiaries based upon similar or different legal theories seeking similar or different types of damages and relief.

The suits filed pursuant to the Jones Act are filed in Federal Court and have been assigned to the Multidistrict Litigation Panel (MDL); there are approximately 700 claims, all of which are currently dormant and have been so for many years.

LEGAL PROCEEDINGS - (Continued)

The Company believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance policies and an insurance trust from multiple sources. In the third quarter 2003, the Company agreed with one of its several insurers to fund the Trust to cover a portion of settlement and defense costs arising out of asbestos litigation. The Company will have access to Trust funds to cover settlements and defense costs and will not have the obligation to cover such costs from its own funds. Additionally, the Trust provides that the Company may use up to a maximum of $4,000,000 to cover the cost of any other insurable or insurance related expense. A total of $3,576,000 has been received in reimbursement of insurable or insurance related expenditures incurred through September 30, 2004.

Subject to Plan confirmation prior to December 15, 2004, the Company has agreed to settle 20,000 of our 73,000 identified asbestos related claims. These settlements will be paid using funds readily available in the Trust.

The Company has also reached settlements with certain insolvent London market insurers in respect of claims previously paid and in anticipation of claims to be paid in the future on behalf of the Company. In the second quarter 2004, the Company received approximately $4,668,000, which amount has been placed in a segregated account during the pendancy of the bankruptcy. Additional amounts may be received in the future. At September 30, 2004, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims of approximately 73,000 claimants. With respect to silica claims, the Company at September 30, 2004 was co-defendant in cases involving approximately 23,000 claimants.

The Company has been and will continue to be responsible for funding a small percentage of all settlements and defense costs. Management believes that its share of settlements on an annual basis is not significant, although the Company continues to maintain a reserve on its balance sheet to address this contingency.

The exposure of individuals to silica and the accompanying health risks have been and continue to be significant issues confronting the industrial minerals industry in general, and specifically our Performance Minerals segment. Proposed changes to standards for exposure to silica are under review by the United States Occupational Safety and Health Administration. This review could result in more stringent worker safety standards or, in the alternative, requirements for additional action on the part of silica users regarding lower permissible exposure limits for silica.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As previously discussed, on July 30, 2004, the Company filed the Plan and the Disclosure Statement with the Bankruptcy Court. By an order dated August 4, 2004, the Bankruptcy Court approved the Disclosure Statement, as filed with the Bankruptcy Court on July 30, 2004, and the Company commenced solicitation of the Plan on or about August 18, 2004. Voting on the Plan ended on September 22, 2004. 79 votes were cast to accept the plan, while 19 votes were cast in favor of rejecting the Plan. The Plan was accepted by the requisite number and amount of claimholders in classes entitled to vote on the Plan.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibits

2(a)	Second Amended Joint Plan of Reorganization of Debtors and Debtors in Possession, as modified and filed with the United States Bankruptcy Court for the District of Delaware on July 30, 2004 (Case No. 04-10558 (JBR)) (incorporated herein by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on August 11, 2004).

10	Financing Agreement dated as of July 13, 2004 by and among Registrant, as debtor and debtor-in-possession, as Borrower, certain Subsidiaries of Registrant, as Guarantors, the Lenders from time to time party hereto, as Lenders, Wells Fargo Foothill, Inc., as Administrative Agent, Bank One, NA and Bank of America, N.A., as Documentation Agents, and Silver Point Finance, LLC, as Collateral Agent, Syndication Agent and Lead Arranger, filed herewith as Exhibit 10.

31(a)	Certification of the Chief Executive Officer, Michael D. Lundin, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification of the Chief Financial Officer, Julie A. Boland, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of the Chief Executive Officer, Michael D. Lundin, and the Chief Financial Officer, Julie A. Boland, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

DATE: November 8, 2004	By:	/s/ Michael D. Lundin

Michael D. Lundin
President and Chief Executive Officer,
on behalf of the Registrant and as
Principal Executive Officer

	By:	/s/ Julie A. Boland

Julie A. Boland
Vice President and
Chief Financial Officer, on behalf
of the Registrant and as
Principal Financial and Accounting Officer