Form 10-K
period 2004-12-31
OGLEBAY NORTON CO /OHIO/
filed 2005-03-31
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number: 000-32665

Oglebay Norton Company

(Exact name of Registrant as specified in its charter)

Ohio	34-1888342
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

North Point Tower 1001 Lakeside Avenue, 15th Floor Cleveland, Ohio	44114-1151
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (216) 861-3300

Securities registered pursuant to Section 12(g) of the Act:

Common Stock	Series A Convertible
$0.01 Par Value	Preferred Stock $0.01 Par Value

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

The aggregate market value of voting stock held by non-affiliates of the Registrant at June 30, 2004 was $704,176.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

Number of Shares of Common Stock outstanding at March 18, 2005: 3,597,479.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains statements concerning certain trends and other forward-looking information within the meaning of the federal securities laws. The words “believe,” “may,” “will,” “estimate,” “assert,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions identify these forward-looking statements. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment and a number of other risks, uncertainties and assumptions, including those described in “Risk Factors”, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) a negative perception of the Company with the decision to file for protection under Chapter 11 of the United States Bankruptcy Code in 2004, (2) the effectiveness of the Company having restructured the debt to provide adequate liquidity to sufficiently improve the Company’s financial position; (3) the Company’s ability to complete its cost reduction initiatives; (4) weather conditions, particularly in the Great Lakes region, flooding, and/or water levels; (5) fluctuations in energy, fuel and oil prices; (6) fluctuations in integrated steel production in the Great Lakes region; (7) fluctuations in Great Lakes and Mid-Atlantic construction activity; (8) economic conditions in California or population growth rates in the southwestern United States; (9) the outcome of periodic negotiations of labor agreements; (10) changes in the demand for the Company’s products due to changes in technology; (11) the loss, insolvency or bankruptcy of major customers, insurers or debtors; (12) difficulty in hiring sufficient staff that is appropriately skilled and licensed, particularly for the vessel operations; (13) changes in environmental laws; (14) an increase in the number and cost of asbestos and silica product liability claims filed against the Company and its subsidiaries and determinations by a court or jury against the Company’s interest; (15) the insolvency of insurers, the effects of any coverage litigation with insurers or the adequacy of insurance; and (16) changes in Federal or State law with respect to asbestos or silica product liability claims.

The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should also consult the risk factors listed from time to time in the Company’s other Securities and Exchange Commission filings.

ITEM 1.	BUSINESS

A.    (1)    Oglebay Norton Company

The Company began its business in 1854 as an iron ore agency business. In the 1920s, the Company entered into the Great Lakes shipping, coal mining and manufacturing industries, followed by its entry into docks and terminals in the 1930s; rail-to-barge coal transfer in the 1950s; and industrial minerals in the 1960s. Beginning in the late 1990s, the Company engaged in a series of acquisitions in order to capitalize on core competencies in the industrial mineral industry as well as to expand the scope of operations to include the mining and processing of limestone and the production of lime. Today, after reincorporating as an Ohio corporation in 2001, the Company mines, processes, transports and markets industrial minerals and aggregates. In addition, the Company owns strategically located, proven long-life reserves of high-quality limestone, industrial sand and mica. In addition, the Company owns related mineral extraction equipment, processing plants and transportation equipment, including marine vessels and docks, trucks, railway lines and equipment. With these assets, the Company serves a broad customer base primarily in four major categories: building products, energy, environmental and industrial. The Company enjoys a significant market share in each of the core markets, benefiting from long-term relationships with market-leading customers, many of whom have multi-year purchase contracts with the Company. The primary North American Industry Classification System (NAICS) codes for the Company are 21231, 21232 and 48311.

On January 31, 2005, the Company and all of its direct and indirect wholly-owned subsidiaries emerged from protection under Chapter 11 of the Bankruptcy Code pursuant to the Company’s Plan of Reorganization (the “Plan”). The Plan became effective and the Company legally emerged from Chapter 11 on January 31, 2005 (the “Effective Date”); however, the Company satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004 and, therefore, used December 31, 2004 as the date for adopting Fresh-Start reporting in order to coincide with the Company’s normal financial closing for the month of December. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Overview—Bankruptcy Overview” for further discussion.

The Company has aligned its businesses into three reporting segments that share business strategies, are related by geography and product mix and reflect the way management evaluates the operating performance of the businesses. The operations are reported as: Great Lakes Minerals, Global Stone and Performance Minerals:

•	Great Lakes Minerals mines and distributes limestone from four facilities located in northern Michigan.

•	Great Lakes Minerals also holds one of the largest fleets of self-unloading vessels on the Great Lakes, which is currently comprised of 12 vessels, operates two trans-loading dock facilities, and provides transportation services for limestone, as well as for coal and iron ore.

•	Global Stone mines and processes limestone and manufactures lime at six operations in the mid-Atlantic and southeastern United States and one operation in the Great Lakes region.

•	Performance Minerals mines and processes industrial sands and mica at eight operations located in Ohio, North Carolina and the southwestern United States.

The Company believes that it is one of the five largest producers of lime and in the top twenty of the largest producers of limestone in the United States. The Company also believes that it is the fourth largest producer of industrial sands and the largest producer of muscovite mica in the United States.

For the fiscal years ended December 31, 2004 and 2003, the Company generated consolidated net sales and operating revenues of approximately $435 million and $404 million, respectively. As of December 31, 2004 and 2003, the Company had approximately $680 million and $649 million, respectively, in assets and $570 million and $562 million, respectively, in liabilities on a consolidated book basis. At January 1, 2005, the Company’s workforce consisted of approximately 1,650 employees (excluding vessel relief employees), of which 48% were covered by collective bargaining agreements.

Additional information relating to the financial and operating data on a segment basis is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II hereof and in Note L to the consolidated financial statements contained in Part III hereof. For a description of revenues and other financial information by geographic region, see Note L to the consolidated financial statements contained in Part III hereof.

(2)    Business Strategy

The Company’s short-term strategy for 2005, following emergence from bankruptcy, is to strengthen the confidence of customers, suppliers and employees and focus on post-emergence business operations. For the remainder of 2005 and longer-term, the Company’s strategy is to enhance its market leadership position and maximize profitability and cash flows through the following actions:

Capitalize on the Company’s strategic location and ownership of quality limestone reserves in the Great Lakes region.    The strategic location of the Company’s limestone reserves on the Great Lakes allows the Company to leverage logistics services and delivery of its limestone to customers in the Great Lakes region. The Company mines, processes and transports limestone to its own docks or directly to customers on a delivered cost per ton basis at highly competitive rates. This can be accomplished either by owning its fleet of marine vessels, as the Company does now, or by means of long-term contracts.

The acquisition of Erie Sand and Gravel Company (and several of its affiliates (together, “Erie Sand and Gravel”)) in January 2003 further solidified the Company’s position in the eastern Great Lakes region and expands the geographic scope of customers available to the segment. The Great Lakes Minerals segment attempts to maximize the efficiency of the Company’s fleet of marine vessels by negotiating contracts and dispatching vessels to facilitate backhauls of coal and other bulk commodities. A vessel pooling agreement with American Steamship Company further enhanced the Company’s abilities to optimize marine transportation logistics on the Great Lakes, both for itself and its customers.

Capitalize on demand for industrial minerals for building materials.    The Company has secured significant regional market share in the building materials market, particularly with respect to construction aggregates and industrial fillers markets. Limestone and industrial sands are used to varying degrees by building materials manufacturers as filler material in paint, joint compound, roofing shingles, carpet backing and floor and ceiling tiles. Additionally, the Company’s limestone is used as aggregates in major construction projects such as highways, schools, hospitals, shopping centers and airport expansions. The Company intends to capitalize on its strong presence in selected regional building materials markets by increasing its business with existing customers, expanding its customer base and providing a broader selection of products for customers to purchase.

Capitalize on increasing demand for minerals for environmental remediation.    Public focus over environmental issues has resulted in an increase in the demand for lime and limestone used in environmental clean-up applications, including flue gas desulphurization, municipal waste sludge treatment, industrial water treatment, drinking water treatment and hazardous waste remediation. The Clean Air Act, for example, requires the reduction of emissions, particularly sulfur, from coal-fired power plants and certain other industrial processes. Ground limestone and lime are the principal agents used in the desulphurization process. These applications require limestone with specific chemical composition and a high degree of reactivity. The Company believes that its strategically located, long-lived mineral reserves of high quality calcium carbonate and dolomitic limestone are well positioned to meet these requirements, enabling the Company to capitalize on this increasing demand now and well into the future.

Capitalize on market opportunities in the energy segment.    The Company believes its industrial sands products are well positioned in the market place to serve the demand for high-purity silica sands used by oil and gas well service companies in the shallow-well and deep-well fracturing process. The Company’s Great Lakes Minerals segment has continued to increase its share of coal transported in its vessels for use by electric utilities in the Great Lakes region.

B.    Principal Products and Services

(1)    Great Lakes Minerals Segment

The Company’s Great Lakes Minerals segment mines limestone at four quarries located in northern Michigan and distributes it throughout the Great Lakes region. All four quarries have access to the Great Lakes and ship a majority of their output via bulk freighters. The segment holds one of the largest reserves of metallurgical and chemical quality high-calcium carbonate and dolomitic limestone in the world and distributes these reserves on one of the largest fleets of self-unloading vessels on the Great Lakes. The fleet, which is currently comprised of 12 vessels, provides transportation services for limestone as well as for coal and iron ore. As described elsewhere, the alliance with American Steamship Company provides access to 11 additional bulk freighters. Additionally, the segment operates (1) dock terminals in Cleveland, Ohio, and Erie, Pennsylvania, which are important points of distribution on the Great Lakes, and (2) a sand dredging operation in Erie, Pennsylvania.

Industry

Limestone accounts for about three-quarters of crushed stone production in the United States. Crushed limestone has five primary end uses: construction aggregates and building materials, chemical and metallurgical processes, cement and lime manufacturing, environmental and agricultural. As transportation costs are significant in this industry, competition is limited based on geography. The chemical make-up of limestone varies by deposit, resulting in certain quarries having limited ability to meet performance specifications of certain end uses, such as flue gas desulphurization in coal fired power plants and for scrubbers in waste-to-energy incineration. Products from the Great Lakes Minerals segment are used primarily as aggregate for construction of schools, hospitals, shopping centers and highways; as an environmental cleaning agent for flue gas desulphurization, waste water treatment and soil stabilization; and as an essential chemical component in the manufacture of steel, paper and glass.

In general, demand for crushed limestone correlates with general economic cycles, principally new construction demand and government spending on highway construction and other infrastructure projects. The segment’s long-lived mineral reserves and processing facilities allow capacity to meet increased demand during up-turns in general economic activity. Demand for vessel transportation on the Great Lakes is also related to general economic cycles and more particularly to construction activity and industrial production in the Great Lakes region. The business in the Great Lakes Minerals segment is seasonal. It is affected by weather conditions, such as the waterways freezing over, the closing/opening of the locks between the Great Lakes, and water levels of the Great Lakes and rivers. These factors cause the actual number of days of operation to vary each year. Annually, the locks are required by law to close on January 15 and re-open around March 25, unless otherwise prescribed by the U.S. Coast Guard. Management believes that the overall Great Lakes shipping market in which the Company’s fleet competes operated at less than full capacity in 2004, 2003, 2002 and 2001, after approaching full capacity for the prior five years.

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

Transportation cost represents a significant portion of the overall delivered price of limestone. Limestone quarried at the segment’s operations is delivered, for the most part, by marine vessel, enabling the stone to be shipped to major markets located in excess of 800 miles away at a competitive price. The Company is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes. The Company can mine, process and transport stone to the Company’s own docks or directly to customers on a delivered cost per ton basis using its own services or under long-term contracts.

The majority of the transportation services of the Company’s vessel fleet are conducted between U.S. ports on the Great Lakes. The largest vessels in the fleet transport primarily iron ore and coal. Smaller vessels can be scheduled with more flexibility and tend to be better suited to transport limestone. The Company operates its vessels under a pooling agreement with American Steamship Company, which maintains a fleet of 11 modern, self-unloading Great Lakes vessels comparable in size to the Company’s fleet. The agreement combines the operations and customers of the two fleets to achieve more efficient overall operations and better customer service. With the pooling of vessels, the Company realizes improved trade patterns for all cargo, including limestone, resulting in more efficient deployment and reduced delays across the combined fleet and better service to the customers of both companies. The agreement provides for the coordination of dispatch and other fleet operations but does not involve any transfer of assets.

The Great Lakes Minerals segment operates a bulk material dock facility in Cleveland, Ohio, under an agreement with the Cleveland-Cuyahoga County Port Authority that was extended in 2002 through March 2017. The dock facility operates throughout the year, receiving cargo from Great Lakes vessels, storing it as needed, and transferring it for further shipment via rail or water transportation. In 2003, the Port Authority concluded the relocation of an automated vessel loader to the dock facility. The new loader enables the Company to trans-load iron ore pellets from its larger vessels to smaller vessels for delivery up the Cuyahoga River to a major customer. As a result of the vessel loader project, the Port Authority has postponed prior plans to construct a new access road that will enable the facility to trans-ship cargoes by truck as well as rail and water. If the access road is constructed, the Company expects that the new road will enable limestone delivery by truck, expanding its ability to serve the limestone market. It is uncertain at this time when the Port Authority will resume plans for the access road construction.

The Erie Sand and Gravel operation maintains an inventory; the majority of its product is received from the segment’s quarries in Michigan via marine vessel to a bulk materials dock in Erie, Pennsylvania, for distribution into local markets. The operation has a vessel that dredges sand from Lake Erie, which is screened and sold into local markets as a filler in concrete and other construction applications. Additionally, the Erie dock is a distribution point for other products including salt and coke breeze. The addition of Erie Sand and Gravel expands the geographic scope of the segment to the northwest Pennsylvania and western New York regions.

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

For 2004, the Company estimates that approximately 85% of the tonnage hauled by the vessel fleet was shipped pursuant to multi-year contracts. The Company estimates that, for 2004, industrial and chemical, building materials and construction, and energy customers accounted for approximately 46%, 41% and 13%, respectively, of this business segment’s revenue.

In 2004, iron ore shipments accounted for approximately 51% of the fleet’s revenues, compared to 47% and 46% in 2003 and 2002, respectively. Coal accounted for approximately 32% of the fleet’s revenues in 2004 compared with 36% in 2003 and 32% in 2002. Shipments of limestone accounted for an estimated 17% of the fleet’s revenues in 2004, compared with approximately 16% in 2003 and 22% in 2002. Approximately 71% of the limestone transported by the pooled fleet in 2004 came from the segment’s quarries.

Competition

The building materials and construction aggregate industry in North America is highly fragmented. Many active operations are small scale or wayside locations operated by state or local governments, usually to meet the requirements of highway contracts in more remote locations. There also are a number of large companies in the industry, including Vulcan Materials Corporation, Martin Marietta Materials Inc., and Lafarge Corporation, whose operations are often centered on a particular geographic region. The Company’s Great Lakes Minerals operations are centered on the Great Lakes region in this fashion and compete primarily with Lafarge Corporation, which has facilities in the same geographic region. Given that transportation costs represent a significant portion of the overall cost of lime and limestone products, competition generally occurs among participants in close geographic proximity. Additionally, the scarcity of high-purity limestone deposits for which the required zoning, extraction and emission permits can be obtained serves to limit competition from startup operations within this limestone market. The physical characteristics and purity of the limestone can be a distinguishing competitive factor for chemical limestone and price is an important factor for both chemical limestone and construction aggregate.

The most important competitive factors impacting the segment’s marine transportation services are price, customer relationships and customer service. Management believes that customers are generally willing to continue to use the same carrier assuming such carrier provides satisfactory service with competitive pricing. The Company’s fleet directly competes only among U.S. flag Great Lakes vessels because of the U.S. federal law known as the Jones Act. The Jones Act requires that cargo moving between U.S. ports be carried in a vessel that was built in the United States, has a U.S. crew, and is owned (at least 75%) by U.S. citizens or corporations. As a result, Canadian-flagged Great Lakes vessels or foreign-flag oceanic vessels do not carry dry bulk cargo between U.S. ports. Moreover, the size limitation imposed by the Welland Canal prevents large oceanic vessels from entering the Great Lakes. The competitive landscape has remained relatively stable over the last ten years. There were approximately 59 and 56 U.S. flag vessels in service in 2004 and 2003, respectively. The Company is expected to continue to lay up one or two of its vessels in 2005 as a result of efficiencies realized from the pooling arrangement with American Steamship Company.

The pooled fleet will principally compete against two other similar-sized U.S. flag Great Lakes commercial fleets in 2005: (1) The Interlake Steamship Company; and (2) The U.S.S. Great Lakes Fleet. The pooled fleet also competes with certain companies that operate smaller captive fleets and, to a lesser extent, with rail and truck transportation companies serving the Great Lakes region.

(2)    Global Stone Segment

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

Industry

Lime is a value-added product derived from limestone, and is widely used in a variety of manufacturing processes and industries, including iron and steel, pulp and paper, chemical, air purification, sewage, water and waste treatments, agricultural and construction. The wide range of end-uses and markets for lime offer some protection from the economic cycles experienced by individual sectors such as the steel industry. Additionally, a high proportion of lime is sold into end-uses that, unlike some construction-related end-uses, have year-round requirements largely unaffected by the weather. Limestone accounts for about three-quarters of crushed stone production in the United States. Transportation costs can be significant in this industry; therefore, competition is limited based on geography. Additionally, many of these applications require stone with specific chemical composition and a high degree of reactivity. Crushed limestone has four primary end uses: construction aggregates and building materials; chemical and metallurgical processes; cement and lime manufacturing; and agricultural purposes. High-purity chemical limestone like that processed by the segment may be processed into value-added products, such as lime or limestone fillers, or sold as chemical limestone for use in manufacturing products as diverse as poultry feed mixtures, fiberglass and roofing shingles. Fillers, which are finely ground limestone powders, are used in a wide range of manufacturing processes including vinyl flooring, carpet backing, adhesives, sealants and joint compound.

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

High-purity limestone is processed into lime by heating it in a kiln. At December 31, 2004, the Company believes its daily lime production capacity was approximately 2,800 tons. The capacity over a 24-hour period cannot be projected over a full calendar year because kilns require regular planned outages for maintenance and equipment and are subject to unplanned outages customary with any mechanical plant. Typically, a kiln will operate between 92% and 96% of the available hours in any year. High-purity limestone is processed into fillers through grinding into coarse, medium or fine grades. The segment primarily competes in coarse ground filler products used in the manufacture of roofing shingles and carpet backing.

Customers

In general, demand for lime and limestone correlates to general economic cycles, principally new construction demand, population growth rates and government spending on highway construction and other infrastructure projects, which affect the demand for our customers’ products and services. This business segment has a broad customer base covering all sectors of the demand for lime and limestone. These customers vary by the type of limestone products they demand: lime, chemical limestone or construction aggregate. The Company estimates that building products (including building materials and construction), environmental, and industrial (including chemical) customers accounted for approximately 54%, 24%, and 22%, respectively, of this business segment’s revenue for 2004.

Transportation cost represents a significant portion of the overall cost of lime and limestone. As a result, the majority of lime and limestone production is sold within a 500-mile radius of the producing facility, while aggregates tend to be sold within a 50-mile radius. At certain of the segment’s locations asphalt manufacturing customers have located their processing plants on the Company’s property. The Company believes that its Global Stone lime and limestone operations are strategically located near major markets for its products and that it holds a significant share of these markets.

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

Lime is primarily purchased under annual contracts. For many customers, the cost of lime is quite small in comparison to their overall production costs. For 2004, the Company estimates that it was the fifth-largest producer of lime in North America, with the eight largest producers accounting for approximately 80% of total industry capacity. The Company’s business segment accounted for approximately 4% of the total North American market. The four largest companies with which the Company competes are privately owned. The most important competitive factors are the inherent quality and characteristics of the lime, price and ability to meet spikes in demand.

Given that transportation cost represents a significant portion of the overall cost of lime and limestone products, competition generally occurs among participants in close geographic proximity. In addition, the scarcity of high-purity limestone deposits for which the required zoning, extraction and emission permits can be obtained serves to limit competition from startup operations within the limestone market.

(3)    Performance Minerals Segment

The Company’s Performance Minerals business segment is engaged in the mining and processing of high-quality specialty mineral products, primarily industrial sands and muscovite mica. The segment’s businesses are focused on markets where excellent technical service and support are important to customers. Additionally, the segment’s businesses share common end-use markets in building products and a geographic focus on the southwestern United States. The Company believes that the segment is the fourth-largest producer of industrial sands in the United States and the largest producer of muscovite mica in North America. In September 2003, management announced its intention to sell the mica business. The Company received several offers to purchase the mica business during the marketing period. The Company did not sell the mica business for a variety of reasons, but is currently working towards completing the sale with a designated buyer. On September 1, 2004, the Company temporarily suspended production at the Velarde, New Mexico, mica facility.

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

In general, demand for Performance Minerals’ products is driven by a number of factors depending on end use. The three most important factors are demand for oil and natural gas, housing starts, and golf course construction activity in the southwestern United States where most of the Company’s industrial sand facilities are located. Oil and gas usage correlates with demand from oil and gas drilling service companies for fracturing, or “frac”, sands, which is the largest single market for the Company’s industrial sands. Housing starts correlate with demand for building products such as joint compound, paint, roofing shingles and grout, which are important end-uses for both mica and industrial sands. Demand for sand used in golf course construction and maintenance relates primarily to southern California locations.

Operations

The Performance Minerals segment has eight operations, five of which having strategically located, long-lived reserves of high-purity industrial sands and muscovite mica. Three of the segment’s operations function as distribution and/or processing points and are supplied by either the segment’s quarries or by third parties. The segment’s operations are located in Ohio, North Carolina and the southwest United States.

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

Management has been in discussions to sell the Company’s mica operations (Kings Mountain and Velarde operations). The Company did not sell the mica business in 2004 for a variety of reasons, but is currently working towards completing the sale with a designated buyer. See “Item 1. Business—E. Subsequent Events” for more information. On September 1, 2004, the Company temporarily suspended production at the Velarde, New Mexico, mica facility.

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

For bulk industrial sands materials, transportation cost represents a significant portion of the overall cost, and the majority of production is sold within a 200-mile radius of the producing facility. In contrast, for fracturing sands and most mica products, transporting the materials long distances is not economically prohibitive because of their high unit value. Fracturing sands are transported throughout the entire North American continent to satisfy current supply needs. The Company estimates that the energy market, the building products (including building materials and construction) market and the industrial market accounted for approximately 40%, 33% and 27%, respectively, of the business segment’s total revenue for 2004.

Competition

Competition is not limited to participants in close geographic proximity. However, the scarcity of high-purity sand deposits for which the required zoning and extraction permits can be obtained serves to limit competition. Management estimates that the Company is the fourth-largest industrial sand producer in the country and the leader in the southwestern U.S. market. The principal competition comes primarily from three companies: Unimin Corp., U.S. Silica Co., a wholly-owned subsidiary of Better Minerals, Inc., and Fairmount Minerals Ltd. The most competitive factors include the inherent physical characteristics of the sand, price and ability to meet spikes in demand.

Due to limited sources, competition in the muscovite mica industry is international. The Company estimates that it is the largest producer of muscovite mica in North America, accounting for approximately 45% of the market. Competition comes primarily from privately held international businesses with the only public competitors in 2004 being Zemex, Inc. (acquired by Cementos Pacasmayo S.A.A. in March 2003) and Engelhard Corporation.

C.    Environmental, Health and Safety Considerations

The Company is subject to various environmental laws and regulations imposed by federal, state and local governments. The Company is continually updating its Environmental, Health and Safety Initiative and in 2002 implemented a new comprehensive program. During the year 2001, certain plant operations were closed in conjunction with the fourth quarter restructuring of the Company. As a result, the Company has incurred and may, in the future, be responsible for certain closure related expenses, including those for applicable reclamation of land to its original condition or to a condition as may be required by contract or law.

D.    Employees

At December 31, 2004, the Company employed approximately 1,650 people, not including temporary relief workers, of whom 329 were salaried employees. Approximately 48% of the Company’s employees are unionized, and the Company is party to eleven collective bargaining agreements with various labor unions. The Company believes that it maintains good relations with each of these unions. All collective bargaining agreements that were to expire during 2004 have been ratified without any work stoppages. In 2005, one collective bargaining agreement representing approximately 90 employees will expire. Management expects to be able to negotiate a new contract with this labor union.

E.    Subsequent Events

On January 31, 2005, the Company and all of its direct and indirect wholly-owned subsidiaries emerged from protection under Chapter 11 of the Bankruptcy Code pursuant to the Company’s Plan of Reorganization (the “Plan”). The Plan became effective and the Company legally emerged from Chapter 11 on January 31, 2005 (the “Effective Date”); however, the Company satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004 and, therefore, used December 31, 2004 as the date for adopting Fresh-Start reporting in order to coincide with the Company’s normal financial closing for the month of December. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Overview—Bankruptcy Overview” for further discussion.

As previously disclosed, management had been in discussions to sell the Company’s mica operations (Kings Mountain and Velarde operations). Due to the bankruptcy proceedings, the Company was not authorized to sell any assets. Upon emergence from bankruptcy and the installation of a new Board of Directors, plans to sell the mica operations have resumed. On March 10, 2005, subsequent to the December 31, 2004 fiscal year-end but before the issuance of the 2004 year-end financial statements, the Board of Directors provided authorization for the sale of the mica operations. At that time, the Company determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Due to the timing of when the Company satisfied the criteria for the mica operations to be considered “held for sale”, the mica operations are considered as “held and used” in the December 31, 2004 financial statements. The carrying amount of the mica operations is approximately $15 million. The Company believes that the Kings Mountain operation will be sold prior to the end of the second quarter of fiscal year 2005. The Company believes that the Velarde operation will be sold prior to the end of fiscal year 2005.

RISK FACTORS

As discussed above under “Forward-Looking Statements,” the Company provides the following risk factor disclosures in connection with its continuing efforts to qualify its forward-looking statements for certain safe harbor protections. Important factors currently known to management that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

Risks Related to the Company’s Financing and Recently Completed Reorganization

The Company emerged from Chapter 11 reorganization and has a history of recent losses.

The Company sought protection under Chapter 11 of the Bankruptcy Code in February 2004. The Company incurred net losses of $106.075 million, $33.192 million and $6.608 million during the three fiscal years ended December 31, 2004, 2003 and 2002, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Selected Historical Consolidated Financial Data.”

The Company’s equity ownership and Board of Directors was replaced in connection with the Company’s reorganization. While the Company’s current senior management has concentrated on refining the Company’s business strategy, there can be no assurance that the Company will attain profitability or achieve growth in its operating performance.

The Company has substantial indebtedness and the covenants that are contained in the Company’s credit facility may significantly impact its future operations.

Although implementation of the Plan significantly reduced the Company’s debt service obligations, the Company has indebtedness pursuant to the post-emergence credit facility that is substantial in relation to the Company’s shareholders’ equity. Although no assurances can be given, the Company believes that it will generate sufficient cash flow to meet its operating requirements, including the payment of interest under the credit facility when due.

The post-emergence credit facility contains restrictive financial and operating covenants and prohibitions, including provisions that restrict the payment of dividends on the common stock, par value $0.01 per share of the Company (the “common stock”) and cash dividends on the Series A convertible preferred stock, par value $0.01 per share, of the Company (the “convertible preferred stock”), and otherwise limits the Company’s ability to make distributions to holders of convertible preferred stock. The Company’s leverage and restrictions contained in the credit facility require that a substantial portion of the Company’s cash flow be dedicated to service interest expense and to make mandatory payments of principal, which may impair the Company’s ability to finance its future operations and capital needs and may limit its flexibility in responding to changing business and economic conditions and to business opportunities.

Substantially all of the Company’s assets are subject to various liens and security interests.

Substantially all of the Company’s cash, receivables, equipment, inventory, real property and other assets are currently subject to various liens and security interests in favor of the lenders under the credit facility and in favor of other creditors. If a holder of a security interest becomes entitled to exercise its rights as a secured party, it would have the right to foreclose upon and sell or otherwise transfer the collateral subject to its security interest, and the collateral accordingly would be unavailable to the Company or its subsidiary owning the collateral and to other creditors of the Company or such subsidiary, except to the extent, if any, that such other creditors have a superior or equal security interest in the affected collateral or the value of the affected collateral exceeds the amount of indebtedness in respect of which such foreclosure rights are exercised.

As a result of Fresh-Start reporting rules, the Company’s historical financial information will not be comparable with its financial information for periods ending after its emergence from bankruptcy.

As a result of the consummation of the Plan and the transactions contemplated thereby, the Company is subject to the Fresh-Start reporting rules as of December 31, 2004. Accordingly, the Company’s financial condition and results of operations as of December 31, 2004 and for periods ending after December 31, 2004 will not be comparable to the Company’s financial condition or results of operations reflected in the Company’s consolidated historical financial statements published before its emergence from bankruptcy and included elsewhere in this Annual Report on Form 10-K.

The Company’s Directors may change its current long-range plan.

As a result of the Company’s financial restructuring, the Board of Directors includes only two Directors who were on the Company’s Board of Directors prior to the Effective Date of the Plan. Five of the Company’s Directors, who constitute a majority, were designated by holders of the Company’s 10% Senior Subordinated Notes due February 1, 2009 (which were cancelled as of the Effective Date of the Plan) (the “Senior Subordinated Notes”) who were party to the commitment agreement and who received shares of convertible preferred stock, including one such Director who was designated by such holders of Senior Subordinated Notes who became holders of common stock. The Company’s Directors may make changes, which could be material, to the Company’s business, operations and current long-range plan described in this Annual Report on Form 10-K. It is impossible to predict what these changes will be and the impact they will have on the Company’s future results of operations and share prices.

The large number of shares eligible for public sale could cause the Company’s stock prices to decline and make it difficult for the Company to sell additional equity securities.

As of January 31, 2005, the holders of allowed Senior Subordinated Notes claims owned 91.7% of the Company’s outstanding shares of common stock and the holders of allowed Senior Subordinated Notes claims and certain third party accredited investors party to the commitment agreement owned 100% of the Company’s outstanding shares of convertible preferred stock. Certain of these individuals and institutions are not in the business of holding equity on a long-term basis. Sales by these shareholders of a substantial number of shares could significantly reduce the market price of the common stock or the convertible preferred stock. Moreover, the perception that these shareholders might sell significant amounts of the common stock or convertible preferred stock could depress the trading price of the shares for a considerable period. Sales of these shares, and the possibility of these sales, could make it more difficult for the Company to sell equity or equity-related securities in the future at a time, and price, that it considers appropriate.

The risks related to the Company’s business, combined with its leverage and limited capital resources, could negatively impact its future.

The Company’s principal sources of funds are expected to be operating revenues, cash and cash equivalents and funds available for borrowing under the credit facility. There can be no assurance that these funds will be sufficient to enable the Company to meet its cash requirements on a consolidated basis. If the anticipated levels of revenues are not achieved because of decreased demand for the Company’s product or weakness in the overall market for minerals and aggregates, or if expenses exceed the level the Company contemplates, the current sources of funds may be insufficient to meet the Company’s cash requirements in the future. Further, the Company’s operations will be subject to the risks discussed below in “Risk Factors—Risks Related to the Company’s Business.” Should any of the potential adverse developments referred to in those risk factors occur, the Company’s available capital resources may prove insufficient. In the event that its available capital resources are insufficient, the Company would need to take additional steps to increase revenues, curtail expenses, sell assets or raise additional capital. There is no assurance that these approaches would be successful, and even if successful, these approaches could trigger other adverse effects on the Company’s business or operating results or financial condition.

A major portion of the Company’s bank debt consists of variable-rate obligations, which subjects the Company to interest rate fluctuations.

The Company’s credit facilities are secured by accounts receivable, inventory and property, plant and equipment. The Company’s credit facilities are variable-rate obligations, which expose the Company to interest rate risks. If interest rates increase, the Company’s debt service obligations on its variable-rate indebtedness would increase even if the amount borrowed remained the same, resulting in a decrease in the Company’s net income.

Risks Related to the Company’s Business

The Company’s operations are cyclical and demand for its products fluctuates, which could adversely affect the Company’s results of operations.

All of the Company’s operations are cyclical. Further, the Company experiences increases and decreases in profitability throughout the year resulting mostly from fluctuating demand for its products. Demand in the markets served by the Company’s industries is influenced by many factors, including the following:

•	global and regional economic conditions;

•	fluctuations in energy, fuel, oil and natural gas prices and the availability of such fuels;

•	declines in steel production;

•	changes in residential and commercial construction demands, driven in part by fluctuating interest rates and demographic shifts, especially in the Great Lakes and Mid-Atlantic regions;

•	changes in demand for the Company’s products due to technological innovations;

•	changes in environmental laws and regulations;

•	changes in weather;

•	prices, availability and other factors relating to the Company’s products;

•	demand for automobiles and other vehicles;

•	the substitution of plastic or other materials for glass;

•	labor strikes and costs at the Company’s customers;

•	population growth rates; and

•	government spending on road and other infrastructure construction.

The Company cannot predict or control the factors that affect demand for its products and services. Negative developments in the above factors, among others, would cause the demand for and supply of the Company’s products and services to suffer, which could adversely affect the Company’s results of operations.

The Company sells its products and services in highly competitive markets, and if it fails to compete effectively, its results of operations could be adversely affected.

The Company sells its products and services in highly competitive markets. The Company believes that, for all of its business segments, price, product quality, product characteristics, location and customer service are the most significant competitive considerations. In many of the Company’s markets, it may face competition from large companies that have greater financial resources and less debt, which may enable them to commit larger amounts of capital in response to changing market conditions. The Company expects competitive pressures in its markets to remain strong. If the Company fails to compete effectively, its results of operations could be adversely affected.

Natural disasters, equipment failures, unavailability of fuel sources and other unexpected events could increase the cost of operating the Company’s business.

The mineral production and the marine transportation industries are inherently risky businesses the operations of which are subject to conditions beyond the Company’s control. The Company’s mining operations are affected by weather and natural disasters, such as heavy rains and flooding, equipment failures and other unexpected maintenance problems, variations in the amount of rock and soil overlying mineral deposits, variations in geological conditions, fires, explosions and other accidents, fluctuations in the price or availability of supplies and other matters. In recent years, the Global Stone segment’s operations were negatively impacted by some of these events, including flooding, equipment failures and other maintenance problems. In addition, recent increases in the price of fuel necessary for mining, processing and shipping operations have adversely affected, and may continue to adversely affect, operating costs. Any of these risks could result in damage to, or destruction of, the Company’s mining properties or processing facilities, personal injury to its employees, environmental damage, delays in mining or processing, losses or possible legal liability. The Company cannot predict whether it will suffer the impact of these and other conditions in the future.

The Company relies on the estimates of its mineral reserves, and if those estimates are inaccurate, its results of operations could be adversely affected.

The Company’s future success depends, in part, upon its ability to develop or acquire additional industrial mineral reserves and to profitably extract those reserves. Although the Company believes that the depletion of its existing mineral reserves is unlikely for many years, it cannot state with certainty how long it will be profitable for the Company to extract its reserves in the future. To increase the reserves and mining production, the Company must continue to develop and acquire reserves. It is difficult for the Company, and for other mining companies, to estimate quantities of additional recoverable reserves. The Company’s estimates of reserve data are based on independent studies as well as on its own studies. Its estimates of industrial mineral reserves and future net cash flows, however, depend upon a number of factors and assumptions which include:

•	historical production from the areas;

•	interpretation of geological, geophysical and chemical quality data;

•	assumptions concerning effects of regulations by governmental agencies;

•	assumptions concerning future industrial mineral prices;

•	assumptions concerning future market conditions and competitive environment;

•	assumptions concerning future operating costs, severance costs and excise taxes; and

•	assumptions concerning development costs and reclamation costs.

These factors and assumptions may vary considerably from actual results. For these reasons, the Company’s reserve data may not be accurate. The Company’s actual production, revenues and expenditures likely will vary from these estimates, and these variances may be material. The Company cannot provide assurances that its attempts to maintain adequate reserves in the future will be successful.

Mine closures entail substantial costs, and if the Company closes one or more of its mines sooner than anticipated, its results of operations may be adversely affected.

If the Company closes any of its mines, revenues would be reduced unless the Company were able to increase production at any of its other mines, which may not be possible. The closure of an open pit mine involves significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs, and the costs of terminating long-term obligations, including energy contracts and equipment leases. The Company bases its assumptions regarding the life of its mines on detailed studies it performs from time to time, but those studies and assumptions do not always prove to be accurate. The Company accrues for the costs of reclaiming open pits, stockpiles, tailings ponds, roads and other mining support areas over the estimated mining life of its property. If the Company were to reduce the estimated life of any of its mines, the fixed mine closure costs would be applied to a shorter period of production, which would increase production costs per ton produced and could significantly and adversely affect the

Company’s results of operations and financial condition. Further, if the Company were to close one or more of its mines prematurely, it would incur significant accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs, as well as asset impairment charges, which could materially and adversely affect the Company’s financial condition.

Applicable statutes and regulations require that mining property be reclaimed following a mine closure in accordance with specified standards and an approved reclamation plan. The plan addresses matters such as removal of facilities and equipment, regrading, prevention of erosion and other forms of water pollution, revegetation and post-mining land use. The Company may be required to post a surety bond or other form of financial assurance equal to the cost of reclamation as set forth in the approved reclamation plan. The establishment of the final mine closure reclamation liability is based upon permit requirements and requires various estimates and assumptions, principally associated with reclamation costs and production levels. Although the Company believes, based on currently available information, it is making adequate provisions for all expected reclamation and other costs associated with mine closures for which it will be responsible, the Company’s business, results of operations and financial condition would be adversely affected if such accruals were later determined to be insufficient.

The Company’s business and its customers’ businesses are subject to extensive environmental and health and safety regulations that impose, and will continue to impose, significant costs and liabilities, and future regulations could increase those costs and liabilities, which could adversely affect the Company’s results of operations.

The Company is subject to a variety of federal, state and local regulatory requirements relating to the environment, including those relating to its handling of hazardous materials and air and wastewater emissions. Some environmental laws impose substantial penalties for noncompliance, and others, such as the Federal Comprehensive Environmental Response, Compensation, and Liability Act and the Resource Conservation and Recovery Act, impose strict, retroactive and joint and several liability upon persons responsible for releases of hazardous substances. If the Company fails to comply with present and future environmental laws and regulations, it could be subject to liabilities or its operations could be interrupted. In addition, future environmental laws and regulations could restrict the Company’s ability to expand its facilities or extract its mineral deposits or could require the Company to acquire costly equipment or to incur other significant expenses in connection with its business. There can be no assurance that future events, including changes in any environmental requirements and the costs associated with complying with such requirements, will not have a material adverse effect on the Company.

In addition to environmental regulation, the Company is also subject to laws relating to human exposure to crystalline silica. The Company believes that it materially complies with governmental requirements for crystalline silica exposure and emissions and other regulations relating to silica and plans to continue to comply with these regulations. Several federal and state regulatory authorities, including the Mining Safety and Health Administration, may continue to propose changes in their regulations regarding workplace exposure to crystalline silica. The Company cannot guarantee that it will be able to comply with any new standards that are adopted or that these new standards will not have a material adverse effect on its operating results by requiring the Company to modify its operations or equipment or shut down some of its plants. Additionally, the Company cannot guarantee that the Company’s customers will be able to comply with any new standards or that any such new standards will not have a material adverse effect on its customers by requiring them to shut down old plants or to relocate plants to locations with less stringent regulations that are further away from the Company. Accordingly, the Company cannot at this time reasonably estimate its costs of compliance or the timing of any costs associated with any new standards, or any material adverse effect that any new standards will have on its customers and, consequently, on its operations.

The Company is also subject to various lawsuits relating to the exposure of persons to asbestos and silica. See “Risk Factors—Health issues and litigation relating to silica and asbestos could adversely affect the Company’s financial results.”

The Company’s mining business is subject to other extensive regulations, including licensing, plant and wildlife protection and reclamation, that impose, and will continue to impose, significant costs and liabilities, and future regulations could increase those costs and liabilities, which could adversely affect the Company’s results of operations.

In addition to the regulatory matters described above, the industrial minerals and aggregates industries are subject to extensive governmental regulation on matters such as permitting and licensing requirements, plant and wildlife protection, wetlands protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. The Company’s future success depends, among other things, upon the quantity of its industrial minerals and aggregates deposits and its ability to extract these deposits profitably. As discussed above, it is difficult for the Company to estimate quantities of recoverable deposits, in part due to future permitting and licensing requirements. The Company believes it has obtained all material permits and licenses required to conduct its present mining operations. However, the Company will need additional permits and renewals of permits in the future. The Company may be required to prepare and present data to governmental authorities pertaining to the impact that any proposed exploration or production activities may have upon the environment. New site approval procedures may require preparation of archaeological surveys, endangered species studies and other studies to assess the environmental impact of new sites. Compliance with these regulatory requirements is expensive, requires an investment of funds well before the potential producer knows if its operations will be economically successful and significantly lengthens the time needed to develop a new site. Finally, obtaining or renewing required permits is sometimes delayed or prevented due to community opposition and other factors beyond the Company’s control. New legal requirements, including those related to the protection of the environment, could be adopted that could materially adversely affect the Company’s mining operations (including the ability to extract mineral deposits), its cost structure or its customers’ ability to use the Company’s industrial minerals or aggregates products. Accordingly, there can be no assurance that current or future mining regulation will not have a material adverse effect on the Company’s business or that it will be able to obtain or renew permits in the future.

The Company relies heavily on third party transportation, which is subject to rate fluctuations and rail, shipping and trucking hazards.

Other than in the Great Lakes region, the Company relies heavily on railroads and trucking companies to ship its industrial minerals and aggregates products to customers. Because freight costs represent a significant portion of the total cost to the customer, fluctuations in freight rates can change the relative competitive position of the Company’s production facilities. Rail, shipping and trucking operations are subject to various hazards, including extreme weather conditions and operating hazards, as well as slowdowns due to labor strikes and other work stoppages. If the Company is unable to ship its products as a result of the railroads or shipping or trucking companies failing to operate or if there are material changes in the cost or availability of rail, shipping or trucking services, the Company may not be able to arrange alternative and timely means to ship its products, which could lead to interruptions or slowdowns in its businesses and, therefore, have a material adverse effect on the Company.

The Company depends on its seamen employees, and on its existing vessels, which require regular and unanticipated maintenance and impose significant costs on the Company.

The Company’s newest Great Lakes vessel was commissioned in 1981 and the oldest in 1925. The relatively long life of the Company’s vessels is due to a scheduled program of regular winter maintenance, periodic renovation and minimal corrosion because they operate only in fresh water. In general, the Company must spend more money to maintain a vessel in good operating condition as the age of the Company’s vessel increases. However, the Company’s Great Lakes shipping operations might not be profitable enough in the future to justify spending the necessary money on maintenance to keep the vessels in service. The Company’s vessels depend upon complex mechanical systems for both propulsion and unloading cargo. If any of these systems fail, the Company may be forced to take the affected vessel out of service. If it does this, the Company will lose the revenue and earnings associated with that vessel. Currently, there is a shortage of skilled and licensed merchant seamen. If the Company cannot hire qualified seamen to operate the Company’s vessels, it may be forced to reduce its shipping operations. If the Company does this, it will lose the associated expected revenues and earnings. In addition, although the Company’s vessels are insured, if the Company suffers catastrophic damage to a vessel or loss of life of seamen employees, the insurance proceeds may not cover the cost of a new vessel or any damages related to such loss of life.

In addition, in early 2002, the Company entered into a pooling agreement with American Steamship Company, which operates a fleet of 11 modern, self-unloading Great Lakes vessels comparable in size to the Company’s fleet. The agreement combines the operations and customers of the two fleets to achieve more efficient deployment and reduced delays across the combined fleet and better service to the customers of both companies. If American Steamship Company refuses or is unable to honor its commitments under the pooling agreement, the Company’s results of operations could be materially affected.

The Company is subject to potential increases in competitive pressure from other modes of transportation.

Aside from dealing with the impact on profitability resulting from such factors as changes in water levels and the congestion of the ports and locks serving the Great Lakes, the shipping component of the Great Lakes Minerals segment must compete with the price and availability of other ships and other modes of transportation, including railroads and trucks. The shipping component of the Great Lakes Minerals segment could face additional competitive pressures if the Merchant Marine Act of 1920 as amended, otherwise known as the Jones Act, is repealed. The Jones Act requires that cargo moving between U.S. ports be carried in a vessel that was built in the United States, has a U.S. crew and is owned, at least 75%, by U.S. citizens or corporations. If the Jones Act is repealed, the Company may be unable to compete successfully with new competitors that could enter the market.

The Company’s sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry.

The Company’s net sales to the steel industry accounted for 17% of the Company’s total revenue in each year of 2004, 2003 and 2002. The steel industry is highly cyclical, sensitive to general economic conditions and dependent on the condition of certain other industries. As a result, the demand for steel products is generally affected by macroeconomic fluctuations in the United States and global markets in which steel companies sell their products. Over the past few years, a significant number of domestic steel companies, some of which had been the Company’s customers, entered bankruptcy proceedings. The continued or future loss of customers in the steel industry could have an adverse impact on the Company’s results of operations.

Because the Company experiences seasonal fluctuations in its sales, its quarterly results will fluctuate, and its annual performance will be affected by those fluctuations.

The Company’s businesses are seasonal, meaning that it experiences higher levels of activity in some periods of the year than in others. For example, the Company’s mining operations experience weaker demand during the winter months, when weather conditions can affect the shipping, road and rail distribution of products and the use of industrial sands, lime and limestone for construction. In addition, the Company is ordinarily able to operate its vessels on the Great Lakes for about 259 days per year beginning in early April and continuing through mid-December. However, weather conditions and customer demand cause increases and decreases in the number of days the Company’s vessels actually operate.

The Company depends on a limited number of customers, and the loss of, or significant reduction in, purchases by its largest customers could adversely affect the Company’s operations.

During 2004, the Company’s top ten customers represented 31% of its sales. These customers might not continue to purchase these levels of the Company’s products and services in the future due to a variety of reasons. For example, some of the Company’s top customers could go out of business or, alternatively, be acquired by other companies who purchase the same products and services provided by the Company from other third party providers. Although the Company believes it has a diverse customer base, if certain major customers substantially reduce or stop purchasing the Company’s products or services, the Company could suffer a material adverse effect on its operating results.

The Company’s profitability could be negatively affected if it fails to maintain satisfactory labor relations.

As of December 31, 2004, various labor unions represented about 48% of the Company’s employees. All collective bargaining agreements that were to expire during 2004 have been ratified without any work stoppages. In 2005, one collective bargaining agreement representing approximately 90 employees will expire. Management expects to be able to negotiate a new contract with this labor union. If the Company is unable to renegotiate acceptable collective bargaining agreements with these unions in the future, it could experience, among other things, strikes, work stoppages or other slowdowns by its workers and increased operating costs as a result of higher wages, health care costs or benefits paid to its union employees. Although the Company considers its current relations with the employees to be good, if it does not maintain these good relations, the Company could suffer a material adverse effect on its operating results.

The Company’s expenditures for post-retirement and pension obligations could be materially higher than predicted if the Pension Benefit Guaranty Corporation asserts a claim against the Company or if the Company’s underlying estimates prove to be incorrect.

The Company sponsors qualified defined benefit pension plans that (1) are covered by Title IV of ERISA and (2) are subject to the minimum funding standards of the Internal Revenue Code and ERISA (the “qualified pension plans”). According to regulations issued by the United States Treasury Department and the Pension Benefit Guaranty Corporation, the Company is liable for (1) any funding deficiency or unpaid Pension Benefit Guaranty Corporation premiums with respect to any of the qualified pension plans and (2) any unfunded benefit liabilities if any of the qualified pension plans are terminated, either by the plan sponsor or by the Pension Benefit Guaranty Corporation. Although the Company does not currently intend to terminate the qualified pension plans, they are not all fully funded. The Pension Benefit Guaranty Corporation has the right to seek available remedies under applicable law against the Company. However, the Pension Benefit Guaranty Corporation has not yet filed a claim against the Company for this liability. If the Pension Benefit Guaranty Corporation were to enforce such a claim, the claim could significantly adversely affect the Company’s financial condition and results of operations.

Changing market or economic conditions, regulatory changes or other factors may increase the Company’s pension expenses or its funding obligations, diverting funds it would otherwise apply to other uses. The Company provides defined benefit pension plans and post-retirement health and life insurance benefits to eligible union and non-union employees. The Company’s pension expense and its required contributions to its pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the rate of return on plan assets and the actuarial assumptions the Company uses to measure its defined benefit pension plan obligations, including the rate that future obligations are discounted to a present value. If the Company’s assumptions do not materialize as expected, cash expenditures and costs that the Company incurs could be materially higher. Moreover, the Company cannot ensure that regulatory changes will not increase its obligations to provide these or additional benefits. These obligations also may increase substantially in the event of adverse medical cost trends or unexpected rates of early retirement, particularly for bargaining unit employees for whom there is no retiree health care cost cap. Early retirement rates likely would increase substantially in the event of a mine closure.

Additionally, the Company’s pension and postretirement health and life insurance benefits obligations, expenses and funding costs would increase significantly if one or more of the mines in which the Company has invested is closed. A mine closure would trigger accelerated pension and defined benefit pension plans and post-retirement health and life insurance benefits obligations. Any of these events could significantly adversely affect the Company’s financial condition and results of operations.

Health issues and litigation relating to silica and asbestos could adversely affect the Company’s financial results.

The Company is a defendant in various lawsuits related to its businesses. These matters include lawsuits relating to the exposure of persons to asbestos and silica. With respect to silica claims, at December 31, 2004, the Company was a co-defendant in cases involving about 23,000 claimants. At December 31, 2004, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims of about 73,000 claimants. The Company agreed to settle about 20,000 of these asbestos related claims, to be paid primarily using funds in the insurance trust established pursuant to the Settlement Trust Agreement, made and entered into on August 28, 2003, by and among the Company’s subsidiary ON Marine Services Company, underwriters at Lloyd’s and London Market Company Signatories and Wells Fargo Bank Minnesota, N.A.

The severity of the risk of a potential material adverse effect on the Company’s operating results from future asbestos claims cannot be measured, and is highly dependent on the rate of future claims, the cost to defend, settle or otherwise resolve claims, the length of time to resolve claims and the impact of future legislative or other developments in the asbestos litigation arena. The Company’s ability to fund asbestos settlements or judgments will be subject to the availability of its remaining insurance coverage and to funds from operations, asset sales or capital-raising transactions. Excluding the impact of the most recent settlements, the Company has about $294 million of insurance resources available to address both current and future asbestos liabilities. The Company has had an average of 13,750 asbestos claims asserted against it each year for the past five years. The average cost per claim for settlement or other resolution for the past five years prior to the most recent settlements was about $1,000; the average cost per claim of the most recent settlements was about $3,000. The length of time to resolve claims varies on a case-by-case basis and can be affected by decisions of management and opposing counsel. If there are no developments that reduce the impact of asbestos litigation or its costs to the Company, its available insurance may be insufficient to cover all future claims, and there could be a material adverse affect on the Company’s results of operations, liquidity and financial position.

The plaintiffs in these cases generally seek compensatory and punitive damages of unspecified sums based upon common law or statutory product liability claims. Some of these claims have been brought by plaintiffs against the Company and other product manufacturer co-defendants, some of whom have also filed for bankruptcy protection. In addition, the Company is the target of hundreds of lawsuits relating to the exposure by seamen employees to asbestos on the Company’s vessels. Considering the Company’s past operations relating to the use of asbestos and its past and present operations in which it mined or mines silica, it is possible that additional claims may be made against the Company based upon similar or different legal theories seeking similar or different types of damages and relief.

Litigation is inherently unpredictable and subject to many uncertainties. Adverse court rulings, determinations of liability or retroactive or prospective changes in the law could affect claims made against the Company and encourage or increase the number and nature of future claims and proceedings. Therefore, due to the uncertainties involved in any litigation, management is unable to predict the outcome of litigation or the number of possible future claims and proceedings. There can be no assurance, however, that the Company’s insurers will not become insolvent or that the Company will not be involved in certain circumstances in coverage litigation with its insurers. In addition, even if the product liability claims are covered by insurance, there is no assurance that the amount paid in connection with a product liability claim will be sufficient to cover the entire amount of the claim.

ITEM 2.	PROPERTIES

The following map shows the locations of our quarries and operations.

The Company’s principal operating properties are described below. The Company’s executive offices are located at North Point Tower, 1001 Lakeside Avenue, 15th Floor, Cleveland, Ohio 44114-1151, under a lease expiring on December 31, 2013. The total area involved is approximately 22,329 square feet.

Location	Use	Owned/ Leased	Reserves(1) (years remaining)
Corporate Headquarters Cleveland, Ohio	Offices	Leased	N/A

Great Lakes Minerals Cleveland, Ohio	Marine transportation bulk commodity dock	Leased	N/A

Cleveland, Ohio	Offices	Subleased	N/A

Rogers City, Cedarville and Gulliver, Michigan	Limestone quarries, vessel loading facility and processing plant	Owned(2)	See Chart

Erie, Pennsylvania	Marine transportation bulk commodity dock	Leased	N/A

Toledo, Ohio	Warehouse of spare parts	Owned	N/A

Global Stone Luttrell, Tennessee	Limestone mine and lime works	(3)	See Chart

Chemstone Operations:

Strasburg, Middletown, and Winchester, Virginia	Limestone quarries, processing plants and lime works	(4)	See Chart

York, Pennsylvania	Limestone quarries and processing plants	Owned	See Chart

Marble City, Oklahoma	Limestone mine and lime works	Owned	See Chart

Buchanan, Virginia	Limestone quarries and processing plants	Owned	See Chart

Portage, Indiana	Limestone processing plant	Owned	N/A

Filler Products Operations:

Chatsworth, Ellijay, and Cisco, Georgia	Limestone mines and processing plants	(5)	See Chart

Performance Minerals
California Operations:

Orange County, California (San Juan Capistrano)	Sand quarry and processing plant	(6)	9

Riverside, California	Sand processing plant	Owned	Supplied by third parties

Bakersfield, California	Transloading facility	Owned	N/A

Bakersfield, California	Sand processing plant	(7)	Supply by Voca facility

Ohio Operations: Glenford and Howard, Ohio	Sand quarries and processing plants	Owned	See Chart

Location	Use	Owned/ Leased	Reserves(1) (years remaining)
Texas Operations: Brady and Voca, Texas	Sand quarries and processing plants	Owned	See Chart

Colorado Springs, Colorado	Sand processing plant	(8)	Supplied by third parties

Kings Mountain, North Carolina	Mica mines and processing plant	Leased/ Owned(9)	See Chart

Velarde, New Mexico	Mica mines and processing plant	Owned	See Chart

(1)	Please see the chart below for further information on average annual production and reserves.
(2)	The Company, through long-term agreements, leases the mineral rights at Cedarville and the majority of mineral rights at Rogers City.
(3)	The lime works is owned and the limestone mine is subject to a mineral lease agreement through 2015.
(4)	The limestone quarry and lime works at Strasburg and Winchester and the processing plant at Middletown are owned. The limestone quarry at Middletown is subject to a 100-year mineral lease agreement.
(5)	The processing plants are owned and the limestone mines are subject to a 99-year mineral lease agreement.
(6)	The processing plant is owned and the sand quarry is subject to a mineral lease agreement through 2013.
(7)	The sand processing plants are owned; however, they are located on land that is leased through December 31, 2005 with a right to renew for an additional five-year term.
(8)	The processing plant is owned and the operation acquires feedstock under supply agreements that support current production levels.
(9)	The mica mine and one processing plant are leased. The remaining processing plants are owned.

Set forth in the table below are the Company's annual average production tonnage, using the last 3 years and an estimate of the Company's measured and indicated reserves.

	Average Annual Production Tons		Measured and Indicated Reserves
	in Millions
Great Lakes Minerals
Rogers City, Cedarville, and Gulliver, Michigan	17.3		1,350.9
Global Stone
Luttrell, Tennessee	0.9		36.0	(1)
Strasburg, Middletown, and Winchester, VA	3.0		165.7	(2)
York, Pennsylvania	1.6		12.8
Marble City, Oklahoma	0.5		(3)
Buchanan, Virginia	1.0		46.8	(4)
Portage, Indiana	0.5		n/a
Chatsworth, Ellijay, and Cisco, Georgia	0.6		21.0	(5)
Performance Minerals
Orange County, California	0.6		(6)
Riverside, California	0.0	(9)	n/a
Bakersfield, California	0.0	(10)	n/a
Glenford and Howard, Ohio	0.4		5.7	(7)
Brady and Voca, Texas	0.9		90.8	(8)
Colorado Springs, Colorado	0.1		0.3
Kings Mountain, North Carolina	0.1		4.2
Velarde, New Mexico	0.0	(11)	2.5

The Company has not included reserves that have not met the SEC Industry Guide 7 regulations. Below is additional information on potential reserves (defined as resources) that the Company has.

(1) 30 Resource tonnage	(in millions)
(2) 9 Resource tonnage	(in millions)
(3) 109 Resource tonnage	(in millions)
(4) 37 Resource tonnage	(in millions)
(5) 43 Resource tonnage	(in millions)
(6) 22 Resource tonnage	(in millions)
(7) 9 Resource tonnage	(in millions)
(8) 81 Resource tonnage	(in millions)

The average annual production tonnage rounded to zero in the above schedule, below is the actual average.

(9)	15,000
(10)	11,000
(11)	15,000

ITEM 3.	LEGAL PROCEEDINGS

On January 31, 2005, the Company and all of its direct and indirect wholly-owned subsidiaries emerged from protection under Chapter 11 of the Bankruptcy Code pursuant to direct and indirect protection under the Plan. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Overview—Bankruptcy Overview” for further discussion.

The Company and certain of its subsidiaries are involved in a limited number of claims and routine litigation incidental to operating the Company’s current business. In each case, the Company is actively defending or prosecuting the claims. Many of the claims are covered by insurance and none are expected to have a material adverse effect on the Company’s financial condition.

Several of the Company’s subsidiaries have been and continue to be named as defendants in a large number of cases relating to the exposure of people to asbestos and silica. The plaintiffs in the cases generally seek compensatory and punitive damages of unspecified sums based upon the Jones Act, common law or statutory product liability claims. Some of these cases have been brought by plaintiffs against the Company (or the Company’s subsidiaries) and other marine services companies or product manufacturer co-defendants. Considering the Company’s past and present operations relating to the use of asbestos and silica, it is possible that additional claims may be made against the Company and the Company’s subsidiaries based upon similar or different legal theories seeking similar or different types of damages and relief. Management is unable to estimate the Company’s potential exposure to unasserted claims. In the fourth quarter of 2004, the Company entered into a settlement agreement between one of its subsidiaries, ON Marine Services Company and certain tort plaintiffs to settle at least 750 of these claims for $1.5 million utilizing certain insurance funds. Company funds will not be used to pay this settlement. The settlement was subject to the Bankruptcy Court’s approval and confirmation of the Company’s Plan. An order approving the settlement and confirming the Plan was entered by the Bankruptcy Court on November 17, 2004.

Management believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance policies from multiple sources and an insurance trust. In particular, on December 31, 2004, prior to the settlement discussed above and below, the Company had approximately $294 million of insurance coverage available with respect to any asbestos liability claims, broken down as follows: (1) about $63.2 million in cash in a trust on account of confidential settlement agreements between the Company and one of the Company’s insurers, and (2) about $230.8 million on account of insurance policies. In addition, the Company had over $800 million of insurance coverage available with respect to any silica liabilities. After consultation with outside advisors, management believes that the insurers have no legitimate defenses to coverage under these policies. Management further believes that the Company should be able to recover the full limits of the policies issued by solvent carriers.

At December 31, 2004, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims of about 73,000 claimants. In the fourth quarter of 2004, the Company entered into settlement agreements between the Company’s subsidiary ON Marine Services Company and certain asbestos tort plaintiffs, which were approved by the Bankruptcy Court. The settlements with these tort plaintiffs resolve about 20,000 of the claims asserted against certain of the Company’s affiliates as of December 31, 2004. Management estimates that the settlement payments under the settlement agreements for approximately 17,800 of these claims will aggregate about $53.204 million and will be paid from the insurance trust established pursuant to the Settlement Trust Agreement, made and entered into on August 28, 2003, by and among the Company’s subsidiary ON Marine Services Company, underwriters at Lloyd’s and London Market Company Signatories and Wells Fargo Bank Minnesota, N.A. The remaining 2,200 settled claims will be paid upon the approval of the insurers paying the claims, and the total amount of settlement payments under the settlement agreements relating to these asbestos claims cannot be determined until medical and exposure evidence is provided by such claimants. Management anticipates that any settlement payments made on account of such claims will be paid under both the insurance trust and other of the Company’s insurance policies. At March 15, 2005, 11,180 filed and un-filed pending claims have been submitted and approved for payment in accordance with the terms of the settlement agreements. The total settlement amount for these 11,180 claims is $34.367 million. Separate from the settlements, approximately 4,100 claims were dismissed in Mississippi for lack of in personam jurisdiction. The Company received some new claims during bankruptcy even with the automatic stay on litigation, and has experienced an increase in filings since emergence. Due to the quantity of dismissals, settlements and new filings, an accurate pending claim count is not possible at this time. Total pending claims will be adjusted and reported quarterly after account for the dismissals, settlements and new filings.

Management believes that the remaining currently outstanding claims can be satisfied or otherwise resolved within the limits of the Company’s remaining available insurance. Management cannot predict whether or not the Company’s available insurance will be adequate to cover any and all asbestos claims that arise in the future or that the Company will have the ability to otherwise successfully defend or resolve such cases. If there are no developments that reduce the impact of asbestos litigation or its costs, the Company’s available insurance may be insufficient to cover all future claims, and there could be a material adverse effect on the Company’s results of operations, liquidity and financial condition. The severity of this risk cannot be measured, and is highly dependent on the rate of future claims, the cost to defend, settle, or otherwise resolve claims, the length of time to resolve claims and the impact of future legislative or other developments in the asbestos litigation arena. The Company’s ability to fund asbestos settlements or judgments will be subject to the availability of its remaining insurance coverage and to funds from operations, asset sales or capital-raising transactions. Excluding the impact of the most recent settlements, the Company has about $294 million of insurance resources available to address both current and future asbestos liabilities. The Company has had an average of 13,750 asbestos claims asserted against it each year for the past five years. The average cost per claim for settlement or other resolution for the past five years prior to the most recent settlements was about $1,000; the average cost per claim of the most recent settlements was about $3,000. The length of time to resolve claims varies on a case-by-case basis and can be affected by decisions of management and opposing counsel. If there are no developments that reduce the impact of asbestos litigation or its costs to the Company, its available insurance may be insufficient to cover all future claims, and there could be a material adverse effect on the Company’s results of operations, liquidity and financial condition.

With respect to silica claims, at December 31, 2004, the Company was a co-defendant in cases involving about 23,000 claimants. The Company has been and will continue to be responsible for funding a small percentage of all silica settlements and defense costs. The Company continues to have insurance coverage; however, certain policies have retroactive premiums that will come due if claims accrue to those policies. The premiums are based upon actual and incurred losses and cannot be calculated until losses are incurred. The likelihood of liability for the Company arising out of these claims is probable.

The exposure of persons to silica and the accompanying health risks have been and continue to be significant issues confronting the industrial minerals industry in general, and specifically the Company’s Performance Minerals segment. Proposed changes to standards for exposure to silica are under review by the United States Occupational Safety and Health Administration. This review could result in more stringent worker safety standards or, in the alternative, requirements for additional action on the part of silica users regarding lower permissible exposure limits for silica. More stringent worker safety standards or additional action requirements, including the costs associated with these revised standards or additional action requirements, and actual or perceived concerns regarding the threat of liability, or health risks, including silicosis, associated with silica use, may affect the buying decisions of the users of the Company’s silica products. If worker safety standards are made more stringent, if the Company is required to take additional action regarding lower permissible exposure limits for silica, or if the Company’s customers decide to reduce their use of silica products based on actual or perceived health risks or liability concerns, the Company’s operating results, liquidity and capital resources could be materially adversely affected. The extent of any material adverse effect would depend on the nature and extent of the changes to the exposure standards, the cost of meeting and the Company’s ability to meet more stringent standards, the extent of any reduction in the Company’s customer’s use of the Company’s silica products and other factors that cannot be estimated at this time.

On February 20, 2004, the Company and Oglebay Norton Specialty Minerals, Inc., a wholly-owned subsidiary, were named in an action filed by Pueblo of Picuris, in the District Court of Taos County, New Mexico, seeking to quiet title to certain land upon which a mica mine is situated in Taos County, New Mexico. The action also includes a claim for money damages for allegations of trespass, denial of access, damage to property and other related claims. The Company is investigating the facts and circumstances surrounding this matter to determine if the Company has liability or significant risk of adverse finding. The Company is in the process of selling these assets, and, as a result of the sale, anticipates settling this claim at no cost to the Company.

On November 11, 2004, the Company and Global Stone PenRoc, LP, one of the Company’s wholly-owned subsidiaries, received from National Gypsum Company, a customer of Global Stone, a demand letter seeking payment of approximately $1.2 million in connection with allegedly defective limestone sold by Global Stone to National Gypsum in early 2004. Though the Company’s investigation is in a very preliminary phase, management believes that the total loss, if any, is significantly lower than the amount demanded.

On or about December 23, 2004, certain current and former members of the Company’s Board of Directors were named as defendants in a complaint filed by a former shareholder. Although the Company was not named in the complaint, it has agreed to indemnify the Directors pursuant to Ohio law, the Company’s First Amended and Restated Articles of Incorporation, and certain indemnification agreements the Company entered into with the named Directors. The Company maintains director and officer liability insurance, which has a deductible of $750,000. Although the outcome of the suit is not determinable at this time, management does not anticipate expending funds in excess of the deductible for indemnity or defense.

On January 31, 2005, the Senior Secured Notes were redeemed at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement. However, certain Senior Secured Notes holders have filed a lawsuit claiming entitlement to default interest and penalties from the former Senior Subordinated Notes holders, based upon an argument that the Senior Subordinated Notes holders’ claims in bankruptcy were subordinate to the claims of the Senior Secured Notes holders. The Bankruptcy Court ruled in favor of the Company, and Senior Subordinated Notes holders and the certain Senior Secured Notes holders have appealed. If the Senior Secured Notes holders succeed in their appeal, it is possible that the positions of those common shareholders who exchanged their Senior Subordinated Notes for common stock could be diluted.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

See Item 10 of Part III for information regarding the executive officers of the registrant.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s old common stock was traded on the NASDAQ National Market (NASDAQ/NMS Symbol: OGLE) until the shares were delisted from trading, effective at the opening of business on March 3, 2004, as a result of the Company’s Chapter 11 bankruptcy filing and low trading prices. Thereafter, the old common stock was quoted on the over the counter “Pink Sheets” until the Company’s old common stock was cancelled on January 31, 2005.

The Company emerged from bankruptcy on January 31, 2005. There currently is no public trading market for the Company’s common stock or convertible preferred stock. New common shares trade on the over the counter “Pink Sheets” under the symbol OGBY and convertible preferred shares trade on the over the counter “Pink Sheets” under the symbol OGBYP.

The following is a summary of the market range for the Company’s common stock during the period indicated:

	Market Range (1)
Quarterly Period	High	Low
2005
1st (January 31, 2005 through March 18, 2005)	$16.13	$13.65

(1)	Represents market price after emerging from bankruptcy.

On March 18, 2005, the closing bid price of the Company’s common stock quoted on the over the counter “Pink Sheets” was $16.02 per share. The quotations included above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company had 78 common and 20 convertible preferred shareholders of record at March 18, 2005.

The following is a summary of the market range for the old common stock (which was cancelled on January 31, 2005) for each quarterly period in 2004 and 2003.

	Market Range
Quarterly Period	High		Low
2004
4th	$0.29	(2)	$0.02	(2)
3rd	0.25	(2)	0.08	(2)
2nd	0.92	(2)	0.10	(2)
1st	4.18		0.50	(2)

2003
4th	$4.93		$1.73
3rd	3.74		1.10
2nd	4.29		2.71
1st	8.00		2.97

(2)	Represents market price while operating in bankruptcy.

The historical prices of the old common stock will not be indicative of the anticipated or prospective value or future trading price of or trading market for the new common stock or the convertible preferred stock.

The Company’s then-existing credit facilities prohibited the payment of cash dividends, and the Company paid no dividends on the old common stock in 2004, 2003 or 2002. Subject to certain restrictions described below, the Company is required to pay dividends on the convertible preferred stock pursuant to its terms. However, the Company has not paid and does not anticipate paying any dividends on the common stock in the foreseeable future.

The Company may be constrained from paying dividends by statutory limitations. Generally, the Company is not able to pay dividends if the payment would exceed the surplus of assets minus liabilities, or if the Company is insolvent or would be rendered insolvent.

Further, covenants in certain debt instruments to which the Company is a party will restrict the Company’s ability to pay dividends on the common stock and cash dividends on the convertible preferred stock, and may prohibit the payment of dividends and certain other payments on the convertible preferred stock under certain circumstances.

In addition, because the Company is a holding company, its ability to pay dividends on the convertible preferred stock may be limited by restrictions on the Company’s ability to obtain funds for such dividends through dividends from the Company’s subsidiaries.

On January 31, 2005, all of the Company’s old common stock was cancelled and 2,928,571 shares of common stock were issued and outstanding, all of which were issued pursuant to the Plan to the holders of the Senior Subordinated Notes. Also, the Plan included a management stock plan, which included 264,837 of awarded restricted shares. In addition, as of the Effective Date of the Plan, and pursuant to the Plan, record holders of shares of old common stock with allowed interests under the Plan received warrants, exercisable until March 2, 2005, to purchase up to 576,256 shares of common stock at an exercise price of $10 per share. At that date, 404,071 shares of common stock were issued upon exercise of the warrants.

Pursuant to the commitment agreement, the convertible preferred stock constitutes a series of the preferred stock, and, as of the Effective Date of the Plan, 8,500,000 shares of convertible preferred stock were issued and outstanding. The annual dividend payable on the convertible preferred stock is paid at a rate of 14.8275%. The holders of the convertible preferred stock may convert such shares at any time into shares of common stock. In addition, subject to certain conditions, the shares of convertible preferred stock are redeemable by the Company after twelve months at various prices. On March 22, 2005, these conditions were met.

The Company intends to apply to list the convertible preferred stock and the common stock on The NASDAQ National Market as soon as practicable when it meets the listing requirements. Such securities did not qualify for listing at the time they were issued, and the Company cannot guarantee that such securities will ever be listed on The NASDAQ National Market. If the Company is not able to list such securities on The NASDAQ National Market, the Company intends to continue to cooperate with any registered broker-dealer who may seek to initiate price quotations for the common stock and the convertible preferred stock on the OTC Bulletin Board. Again, however, the Company cannot guarantee that such securities will continue to be quoted on the OTC Bulletin Board or that an active trading market will exist.

ITEM 6.	SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following sets forth the Company’s selected historical consolidated financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

The Company’s consolidated balance sheets as of December 31, 2004 and consolidated statements of operations for periods ending after December 31, 2004 will not be comparable to the historical consolidated financial statements published before emergence from bankruptcy because the Company’s financial statements for periods ending after emergence from bankruptcy will reflect the application of Fresh-Start reporting as required by SOP 90-7 issued by the American Institute of Certified Public Accountants. Adopting Fresh-Start reporting will result in the determination of the Company’s reorganization value and the determination and assignment of estimated fair value to assets and liabilities in conformity with the procedures specified by FASB Statement No. 141 “Business Combinations”. Fresh-Start reporting has changed the recorded value of the Company’s tangible and intangible assets with an associated change in expense items as compared to the historical financial statements. In addition, Fresh-Start reporting adjustments were made to reflect the changes specified in the Company’s Plan. Finally, Fresh-Start reporting adjustments include accounting policy changes made by the newly emerged Oglebay Norton Company. Financial statement amounts of the Predecessor Oglebay Norton Company (the “Predecessor Company”) will be separated from the Reorganized Oglebay Norton Company (the “Reorganized Company”) by a thick black line, signifying the lack of comparability. Please see Note B to the consolidated financial statements for more information.

The consolidated balance sheet data and the consolidated statement of operations data presented below as of December 31, 2004, 2003, 2002, 2001 and 2000, and for each of the years in the five-year period ended December 31, 2004, have been derived from the Company’s consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The report issued by Ernst & Young LLP with respect to their audit of the Company’s financial statements for the year ended December 31, 2003 included an explanatory paragraph that describes an uncertainty about the Company’s ability to continue as a going concern.

All of the information presented below should be read in conjunction with the information in the sections in this prospectus titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the Company’s audited consolidated financial statements and their accompanying notes, all of which are included on pages F-1 through F-51.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31
	2004		2003	2002	2001	2000
OPERATIONS
Net sales and operating revenues	$435,650		$404,229	$400,572	$404,211	$393,181

Operating income (loss)	19,749		(6,647)	34,625	15,208	51,019
(Loss) income before cumulative effect of accounting change	(106,075)		(31,801)	(6,608)	(18,815)	15,028
Cumulative effect of accounting change for asset retirement obligations (net of income tax benefit of $889)	-0-		(1,391)	-0-	-0-	-0-

Net (loss) income	$(106,075)		$(33,192)	$(6,608)	$(18,815)	$15,028

PER SHARE DATA

(Loss) income before cumulative effect of accounting change—basic	$(20.27)		$(6.21)	$(1.32)	$(3.76)	$3.02
Cumulative effect of accounting change for asset retirement obligations	-0-		(0.27)	-0-	-0-	-0-

Net (loss) income—basic	(20.27)		(6.48)	(1.32)	(3.76)	3.02

(Loss) income before cumulative effect of accounting change—assuming dilution	$(20.27)		$(6.21)	$(1.32)	$(3.76)	$3.00
Cumulative effect of accounting change for asset retirement obligations	-0-		(0.27)	-0-	-0-	-0-

Net (loss) income—assuming dilution	(20.27)		(6.48)	(1.32)	(3.76)	3.00

Dividends per share	-0-		-0-	-0-	0.60	0.80

Market price at December 31	$0.29	(1)	$4.21	$6.65	$15.50	$19.44
Book value at December 31	$21.00	(1)	$17.39	$23.20	$24.54	$30.80
Shares of old common stock outstanding at December 31	5,239	(1)	5,060	4,978	4,972	4,968

Average shares of old common stock outstanding—basic	5,233	(1)	5,125	5,025	4,998	4,975
Average shares of old common stock outstanding—assuming dilution	5,233	(1)	5,125	5,025	5,012	5,007

FINANCIAL CONDITION
Capital expenditures	$23,899		$19,165	$20,016	$26,875	$36,048
Working (deficit) capital	(211,431)	(2)	(361,786)	(55,322)	46,978	45,582
Total assets	679,784	(2)	649,831	687,467	680,149	700,046
Capitalization:
Long-term debt, including current portion	353,193	(2)	421,840	395,348	388,773	378,591
Stockholders’ equity	$110,010	(2)	$88,004	$115,501	$121,998	$153,000

(1)	Market price, book value and outstanding shares are based on the old common stock outstanding as of December 31, 2004.
(2)	Amounts are not comparable to prior years due to application of Fresh-Start adjustments at December 31, 2004.

Results for 2004 do not include the Redi-Mix business unit of the Great Lakes Minerals segment subsequent to its sale in the first quarter of 2004. Results for 2003 include Erie Sand and Gravel from its acquisition date in early January of 2003 and do not include the Lawn and Garden business unit of the Global Stone segment subsequent to its sale in the fourth quarter of 2003. Results for 2000 include Michigan Limestone Operations and Global Stone Portage from their respective dates of acquisition in April and September of 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Overview

Oglebay Norton Company and its consolidated subsidiaries (the “Company”) mines, processes, transports and markets industrial minerals and aggregates. In addition, the Company owns strategically located, proven long-life reserves of high quality limestone, industrial sand and mica. The Company operates 22 plants across the United States, a fleet of self-unloading vessels, docks and distribution terminals.

The Company serves a broad customer base primarily in four major categories: building products, energy, environmental and industrial. The Company enjoys a significant market share in each of the core markets, benefiting from long-term contracts. The Company believes that it is one of the five largest producers of lime and in the top twenty of the largest producers of limestone in the United States. The Company also believes that it is the fourth largest producer of industrial sands and the largest producer of muscovite mica in the United States.

Demand for limestone products correlates with the general economic cycles, principally new construction demand and government spending on highway construction and other infrastructure projects. Vessel transportation on the Great Lakes is also effected by general economic cycles and more particularly to construction activity and industrial production in the Great Lakes region. The wide range of end-uses and markets for lime offer some protection from the economic cycles experienced by individual sectors such as the steel industry. Additionally, a high proportion of lime is sold into end-uses that, unlike some construction-related end-uses, have year-round requirements largely unaffected by the weather. In general, demand for Performance Minerals’ products is driven by a number of factors depending on end-use. The most important factors are demand for oil and natural gas, housing starts and golf course construction in the southwestern United States.

Recently, the Company emerged from bankruptcy, which it entered on February 23, 2004. The Company filed for bankruptcy to pursue a financial restructuring that would permit the Company to reduce its indebtedness and provide more financial flexibility to implement its business strategy. The Company accomplished the goals it established when it started down the restructuring path: preserve the business, achieve a sustainable capital structure, create the most value for creditors, and complete the process in as expedited a manner as possible. The outcome of these accomplishments and the much-improved market conditions can be seen to some extent in the Company’s 2004 results, and the Company expects that trend to continue in 2005. For more details on the bankruptcy, see “Bankruptcy Overview”.

Now that the Company has emerged from bankruptcy, its short-term plans are to focus on strengthening the confidence of customers, suppliers and employees and focus on post-emergence business operations. Longer term, the Company’s strategy is to enhance its market leadership positions and to maximize profitability and cash flows by capitalizing on the following:

•	the strategic location and high quality of limestone reserves in the Great Lakes region;

•	the demand for industrial minerals for building materials;

•	the increasing demand for minerals for environmental remediation; and

•	the market opportunities in the energy segment.

Overall, the Company plans to expand its current markets and develop new markets for its limestone and limestone fillers businesses, while maximizing the profitability of its sand, lime and marine businesses.

In 2005, the Company’s principal sources of funds are expected to be operating revenues, cash and cash equivalents, and the funds available for borrowing under its post-emergence credit facility. The Company expects that the sources of funds are sufficient to cover its operating expense, interest expense and capital expenditures. The Company will continue to focus on cash flow and debt levels in 2005.

Financial Condition—(Continued)

Bankruptcy Overview.    Beginning in 1998, the Company incurred significant debt in connection with a series of acquisitions. These acquisitions, which transitioned the Company into a diversified industrial minerals company, also resulted in a highly-leveraged balance sheet. When the U.S. economy slipped into recession in 2001, the Company’s debt became an increasing financial burden. Over the past three years, the Company has been impacted particularly by the decline of the nation’s integrated steel industry, rising energy costs and adverse market conditions in certain segments of the commercial and residential building materials markets. Together, these factors resulted in decreased demand for limestone and mica from the Company’s quarries and for the services of its Great Lakes fleet. Continuing losses aggravated the Company’s already significant debt load.

In spite of implementing restructuring initiatives to remedy the Company’s heavily burdened balance sheet, the Company determined that, due to impending debt obligation defaults, it was necessary to complete the Company’s restructuring efforts under the protection of the Bankruptcy Code.

On February 23, 2004, the Company and all of its direct and indirect wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code to pursue a financial restructuring that would permit the Company to reduce its indebtedness and provide more financial flexibility to implement its business strategy. The Plan was confirmed by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on November 17, 2004. The Plan became effective and the Company legally emerged from Chapter 11 on January 31, 2005. However, the Company satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004 and, therefore, used December 31, 2004 as the date for adopting Fresh-Start reporting in order to coincide with the Company’s normal financial closing for the month of December. The Plan provided that, among other things:

•	with the exception of (1) the Company’s Senior Subordinated Notes in the aggregate principal amount of $100 million issued pursuant to the Indenture, dated as of February 1, 1999, between the Company as issuer and Norwest Bank Minnesota, National Association n/k/a Wells Fargo Bank MN, National Association, as indenture trustee (which Senior Subordinated Notes were cancelled as of the Effective Date of the Plan) and (2) claims against the Company under or evidenced by an interest purchase agreement, dated as of April 14, 2000 (the “interest purchase agreement”), by and among the Company, Johnson Mining Inc., The Cary Mining Company, Inc., Michigan Minerals Associates, Inc. and Michigan Limestone Operations Limited Partnership, as amended or modified (the “MLO claims”), all allowed nonpriority pre-petition claims against the Company (A) will be or have been paid in full in cash in accordance with the Plan, (B) received collateral securing their allowed claims pursuant to the Plan or (C) were reinstated in accordance with the Plan;

•	holders of allowed Senior Subordinated Note claims received their pro-rata distribution of 2,928,571 shares of common stock in full satisfaction of their claims, which represented about 25.6% of the total voting power of and equity interests in the Company without giving effect to the conversion of the convertible preferred stock and without giving effect to the management stock plan;

•	the interest purchase agreement relating to the MLO claims was amended as set forth in the Plan and, as of the Effective Date of the Plan, was assumed (as amended) by the Company. The MLO claims will be paid in accordance with the amended interest purchase agreement;

•	all of the shares of the old common stock outstanding as of the Effective Date of the Plan and any related options or similar rights were cancelled as of the Effective Date of the Plan, and record holders of shares of old common stock with allowed interests under the Plan as of the close of business on the warrant distribution record date received warrants, exercisable until March 2, 2005, to purchase up to 576,256 shares of common stock at an exercise price of $10 per share;

•	holders of any intercompany claims did not receive any property under the Plan; and

•	in general, post-petition claims were reinstated and will be or have been paid by the Company in the ordinary course of business.

Financial Condition—(Continued)

Excluding the effects of the exercise of warrants and restricted shares issued pursuant to the Management Stock Plan, there were 2,928,571 common shares outstanding as of the Effective Date, accounting for 25.6% of the total voting power of the equity interests.

It was a condition to the Plan of Reorganization that the Company raise new financing. To meet this condition, the Company issued and sold an aggregate of 8,500,000 shares of convertible preferred stock pursuant to the rights offering and the commitment agreement. The Company used the net proceeds from the issuance and sale of the convertible preferred stock and available cash and borrowings under the post-emergence credit facility to redeem the Senior Secured Notes at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement. The principal balance of the Senior Secured Notes was $84.677 million at December 31, 2004 and $85.1 million at January 31, 2005 when redeemed.

Pursuant to the rights offering, holders of the Company’s Senior Subordinated Notes claims that were not parties to the commitment agreement purchased an aggregate of 5,139,200 shares of convertible preferred stock at $10 per share for a total purchase price of $51.392 million. Pursuant to the commitment agreement, the subscribers purchased an aggregate of 3,360,800 shares of convertible preferred stock at $10 per share for a total purchase price of $33.608 million. Pursuant to the warrant offering, the Company issued an aggregate of 404,071 shares of common stock at $10 per share for a total purchase price of $4.041 million. As of the Fresh-Start reporting balance sheet at December 31, 2004, the Company has outstanding about $353.2 million in debt under the post-emergence credit facility and about $111.9 million of other long-term liabilities. As a result, interest expense will decline in comparison to the interest expense incurred by the Company in periods prior to the Effective Date of the Plan.

On January 31, 2005, the Senior Secured Notes were redeemed at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement. However, certain Senior Secured Notes holders have filed a lawsuit claiming entitlement to default interest and penalties from the former Senior Subordinated Notes holders based upon an argument that the claims in bankruptcy were subordinate to the claims of the Senior Secured Notes holders. The Bankruptcy Court ruled in favor of the Company and Senior Subordinated Notes holders and the certain Senior Secured Notes holders have appealed. If the Senior Secured Notes holders succeed in their appeal, it is possible that the positions of those common shareholders who exchanged their Senior Subordinated Notes for common stock could be diluted.

Fresh-Start Reporting.    The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity at the adoption of Fresh-Start reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) (“Fresh-Start reporting”). Despite a legal emergence from bankruptcy on January 31, 2005, the Company satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004. The Company used December 31, 2004 as the date for adopting Fresh-Start reporting in order to coincide with the Company’s normal financial closing for the month of December. The transactions which occurred during the four-days between December 27 and December 31 were not material as they represent less than 1% of operating income and total revenues and less than 2% of income before taxes. Upon adoption of Fresh-Start reporting, a new reporting entity is created for accounting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Company prior to the adoption of Fresh-Start reporting for periods ended prior to December 31, 2004 are not comparable to those of the Reorganized Company. In this Annual Report on Form 10-K, references to the Company’s operations and cash flows during the periods ended in fiscal 2004, 2003 and 2002 refer to the Predecessor Company.

SOP 90-7 requires that financial statements for the period following the Chapter 11 filing through the bankruptcy confirmation date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and

Financial Condition—(Continued)

losses and provisions for losses directly associated with the reorganization and restructuring of the business, including adjustments to fair value assets and liabilities and the gain on the discharge of pre-petition debt, are reported separately as reorganization items, net, in the Predecessor Company’s consolidated statement of operations.

Fresh-Start Adjustments.    In accordance with Fresh-Start reporting, all assets and liabilities are recorded at their respective fair values as of December 31, 2004. Such fair values represent the Company’s best estimates based on independent appraisals and valuations.

To facilitate the calculation of the enterprise value of the Reorganized Company, the Company developed a set of five-year financial projections. Based on these financial projections, the enterprise value was determined by a financial advisor, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows derived from the financial projections, including an assumption for a terminal value, discounted back at the Reorganized Company’s estimated weighted average cost of capital. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions, none of which are guaranteed. For Fresh-Start reporting purposes, the estimated enterprise value of the Reorganized Company was calculated to be $385 million assuming an average debt balance of $275 million. The implied value for the common stock is $25 million. The implied value for the convertible preferred stock is $85 million. In applying Fresh-Start reporting, adjustments to reflect the fair value of assets and liabilities, on a net basis, and the restructuring of the Company’s capital structure and resulting discharge of the senior lender’s pre-petition debt, resulted in net reorganization expense of $59.413 million. In addition, the Company incurred $18.779 million in reorganization expenses in 2004 primarily related to legal and professional services.

Strategic Overview.    The Company intends to continue to pursue the strategic operating plan it put in place over the last two years, but has been unable to execute fully due to financial issues that the Company has faced. The strategic operating plan is based on the core competencies of the Company of extracting, processing and providing minerals. The Company plans to expand its current markets and develop new markets for its limestone and limestone fillers, while maximizing the profitability of its sand, lime and marine businesses.

Potential Change to Long-Range Plan.    As a result of the Company’s financial restructuring, the Board of Directors includes only two Directors who were on the Board of Directors prior to the Effective Date of the Plan. Five of the Directors, who constitute a majority, were designated by holders of Senior Subordinated Notes who were party to the commitment agreement and who received shares of convertible preferred stock, including one such Director who was designated by such holders of Senior Subordinated Notes who also became holders of common stock. The Company may make changes, which could be material, to the business, operations and current long-range plan. It is impossible to predict what these changes will be and the impact they will have on the future results of operations and the Company’s share prices.

As previously disclosed, management had been in discussions to sell the Company’s mica operations.

Discussion of Post-Emergence Liquidity

Post-emergence credit facility.    On January 31, 2005, which was the Effective Date of the Plan for legal purposes, the Company and each of its wholly-owned direct and indirect subsidiaries entered into the Company’s post-emergence credit facility. The Company and several of its significant operating companies are borrowers under the post-emergence credit facility, and the remaining subsidiaries guarantee the obligations under the post-emergence credit facility. The maturity date of the obligations under the post-emergence credit facility is January 30, 2010 or such earlier date as prescribed in the post-emergence credit facility. As of January 31, 2005, the Company had outstanding indebtedness of $261 million under the post-emergence credit facility, comprised of revolving loans, a term loan A and a term loan B as described below.

Financial Condition—(Continued)

The term loan A has an initial principal amount of $105 million. The term loan A bears interest at a floating rate linked to the prime rate or LIBOR, at the Company’s option. The term loan A, or such portion as the Company may elect, linked to LIBOR bears interest at the greater of 6.00% or LIBOR plus 4.00%, and such portion of the term loan A as the Company may elect to be linked to the prime rate bears interest at the greater of 6.00% or the prime rate plus 1.50%. Principal payments are due in 47 consecutive monthly installments of $875,000, with the first payment due in January 2006, and with a final installment of the remaining outstanding principal due on the maturity date of the post-emergence credit facility.

The term loan B has an initial principal amount of $150 million. The term loan B bears interest at a floating rate linked to the prime rate or LIBOR, at the Company’s option. The term B loan, or such portion as the Company may elect, linked to LIBOR bears interest at the greater of 12.25% or LIBOR plus 10.25%, and such portion of the term loan B as the Company may elect to be linked to the prime rate, bears interest at the greater of 14.25% or the prime rate plus 9.75%. The outstanding principal of the term loan B is due on the maturity date of the post-emergence credit facility.

The revolving loans available under the post-emergence credit facility are in an aggregate principal amount not to exceed $55 million (including a sublimit of $20 million for issuance of letter of credit accommodations), with an additional $10 million in revolving loans permitted, subject to availability requirements under the post-emergence credit facility, from March through September 2005. Principal amounts of the revolving facility that the Company repays may be reborrowed in accordance with the terms of the post-emergence credit facility. The revolving loans under the post-emergence credit facility bear interest at a floating rate linked to the prime rate or LIBOR, at the Company’s option. Revolving loans linked to the prime rate bear interest at the greater of 5.50% or the prime rate plus 1.00%, and revolving loans linked to LIBOR bear interest at the greater of 5.50% or LIBOR plus 3.50%. As of the Effective Date of the Plan, $5.725 million was outstanding under the revolving credit facility and $11.08 million in letter of credit accommodations was outstanding.

The Company and its subsidiaries are subject to affirmative and negative covenants under the post-emergence credit facility, including periodic financial reporting. The Company is also subject to financial covenants, including a minimum consolidated earnings before interest, taxes, depreciation and amortization, which is known as EBITDA, and fixed charge coverage ratio tests measured for each period of four consecutive fiscal quarters and an annual covenant on capital expenditures.

For additional information on the post-emergence credit facility, you should read the Financing Agreement filed as an exhibit to this Annual Report on Form 10-K.

Capital Stock.    As of the Effective Date of the Plan and pursuant to the Plan, 2,928,571 shares of common stock and 264,887 shares of restricted common stock were issued and outstanding. As of the Effective Date of the Plan, and pursuant to the Plan, record holders of shares of old common stock with allowed interests under the Plan received warrants, exercisable until March 2, 2005, to purchase up to 576,256 shares of common stock at an exercise price of $10 per share. Pursuant to the warrant offering, the Company issued 404,071 shares of common stock at $10 per share for a total purchase price of $4.041 million. The Company’s Second Amended and Restated Articles of Incorporation authorize it to issue shares of preferred stock, $0.01 par value per share, in one or more series, with such rights and restrictions and with such additional provisions as the Board of Directors may determine, including, among other things, voting, dividend, redemption, sinking fund, liquidation and conversion rights, and additional restrictions. The convertible preferred stock constitutes a series of the preferred stock, and, as of the Effective Date of the Plan, 8,500,000 shares of convertible preferred stock were issued and outstanding. The annual dividend payable on the convertible preferred stock is paid at a rate of 14.8275%. The holders of the convertible preferred stock may convert such shares at any time into shares of common stock. In addition, subject to certain conditions, the shares of convertible preferred stock are redeemable by the Company after twelve months at various prices. On March 22, 2005, these conditions were met.

Financial Condition—(Continued)

Sources and Uses of Funds.    The Company’s principal sources of funds in 2005 are expected to be operating revenues, cash and cash equivalents on hand and funds available for borrowing under the post-emergence credit facility. The Company’s principal uses of funds are expected to be the payment of operating expenses, interest expense and capital expenditures. The Company expects that operating revenues, cash and cash equivalents on hand, and the funds available for borrowing under the post-emergence credit facility will be sufficient to enable the Company to cover its operating expenses, interest expense on indebtedness and capital expenditures. However, there can be no assurance that such funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. In assessing the adequacy of the Company’s capital resources, management has made estimates and projections of revenues and expenses which management believes to be reasonable. However, if the anticipated level of revenue is not achieved because of decreased demand for the Company’s products or weakness in the overall market for minerals and aggregates, or if expenses exceed the level the Company contemplates, the current sources of funds may be insufficient to meet the Company’s cash requirements in the future. Further, the Company’s operations will be subject to the risks discussed in “Risk Factors—Risks Related to the Company’s Business.” Should any of the potential adverse developments referred to in those risk factors occur, available capital resources may prove insufficient. In the event that available capital resources are insufficient, the Company would need to take additional steps to increase revenues, curtail expenses, sell assets or raise additional capital. There is no assurance that these approaches would be successful, and even if successful, these approaches could trigger other adverse effects on the Company’s business or the operating results or financial condition.

Discussion of Pre-Petition Liquidity

At December 31, 2004, the Company was party to the second debtor-in-possession (“second DIP”) credit facility, a vessel term loan, a Senior Secured Notes agreement and a Senior Subordinated Note agreement.

Second DIP Credit Facility.    On April 30, 2004, the Bankruptcy Court entered an order authorizing the Company to enter into the $305 million second DIP credit facility providing the Company with post-petition financing. The Bankruptcy Court also authorized the Company to pay certain commitment fees and other expenses related to this loan. The second DIP credit facility was consummated on July 15, 2004. The second DIP credit facility was used to repay borrowings under the initial debtor-in-possession (“initial DIP”) credit facility and the pre-petition bank credit facility and provided a revolving credit facility for working capital while the Company was in Chapter 11. During 2004, the Company incurred $11.053 million in deferred financing costs, which included the commitment fees and professional fees related to the second DIP credit facility. Upon confirmation of the Company’s Plan and emergence from Chapter 11 on January 31, 2005, the second DIP credit facility was automatically converted into the post-emergence credit facility described above.

The Company’s second DIP credit facility repaid the borrowings under the Syndicated Term Loan and the Senior Credit facility (“pre-petition bank credit facility”). The facility had a scheduled maturity of October 31, 2004 and had various financial covenants that the Company had violated. On September 11, 2003, the Company entered into amendments with its syndicated banking group and Senior Secured Notes holders. The amendments required the Company to repay at least $100 million of debt from the proceeds of permitted asset sales by February 25, 2004. As a result of the Company’s decision to not repay $100 million in debt from proceeds of permitted asset sales by February 25, 2004, the Company was in default under the Syndicated Term Loan, Senior Credit Facility, Senior Secured Notes, Senior Subordinated Notes and Vessel Term Loan.

The second DIP credit facility replaced the initial DIP credit facility that allowed the Company to borrow up to $70 million and was approved by the Bankruptcy Court on April 8, 2004. During 2004, the Company incurred $2.841 million in deferred financing costs related to legal and professional fees related to the initial DIP credit facility.

Senior Secured Notes.    As previously discussed, the Company issued and sold $85 million in convertible preferred stock pursuant to the rights offering and commitment agreement. The Company used the net proceeds

Financial Condition—(Continued)

from the issuance and sale of the convertible preferred stock and available cash and borrowings under the post-emergence credit facility to redeem the Senior Secured Notes at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement. The Senior Secured Notes were funded on October 25, 2002 with a scheduled amortization in 2007 and 2008. Interest on the notes included a 13% per annum cash payment, payable quarterly and a 6% payment-in-kind. This interest payment was suspended during the bankruptcy; however, it was paid upon emergence on January 31, 2005. The Company had violated financial covenants with this agreement in 2003.

Senior Subordinated Notes.    As previously discussed, the Plan included the conversion of a $100 million principal amount of Senior Subordinated Notes plus accrued and unpaid interest into a pro-rata distribution of 2,928,571 shares of common stock in full satisfaction of the claims of the Senior Subordinated Notes holders.

The Company was in default under its Senior Subordinated Notes agreement in September 2003 for deferring an interest payment in excess of its 30-day grace period. That default was cured in September 2003.

Vessel Term Loan.    The Vessel Term Loan contains covenants that match the post-emergence credit facility. Semi-annual principal payments from January 15, 2005 through January 15, 2007 range from $920,000 to $1.055 million, increasing yearly. A final principal payment of $7.650 million is due on July 15, 2007.

The Company’s operating activities provided cash of $39.819 million in 2004, used cash of $7,000 in 2003 and provided cash of $18.537 million in 2002. In 2004, the Company paid $14.75 million for reorganization items. The significant increase in cash provided by operating activities between 2004 and 2003 was primarily due to the effects of improved operating income and the bankruptcy-imposed stay on the payment of pre-petition liabilities, the result of which caused significant increases in the accrued expenses, interest and accounts payable balances from 2003 to 2004 and increased the cash provided by operations. These activities were partially offset by an increase in inventory and accounts receivable. The increase between 2004 and 2002 was primarily the result of increased liabilities due to the bankruptcy-imposed stay on payment of those liabilities, partially offset by a higher net loss in 2004 and tax refunds of $7.855 million in 2002.

Expenditures for property and equipment totaled $23.899 million in 2004 compared to $19.165 million and $20.016 million in 2003 and 2002, respectively. The increase in capital expenditures between 2004 and 2003 was primarily the result of strict cost controlling measures intended to conserve capital in 2003. Expenditures for the sustaining of existing property and equipment were $16.451 million in 2004. Expansion projects amounted to $4.567 million, with the remaining $2.881 million for quarry development. Expenditures for property and equipment for 2005 are currently expected to approximate $20 million and will be funded with current operating revenues and monies available under the post-emergence credit facility. Management expects that the proportion of 2005 capital expenditures for expansion projects and replacement will be changed slightly from 2004 levels. As part of the Company’s accounting policy changes in Fresh-Start reporting, the Company will no longer capitalize quarry development costs. The Company anticipates using a higher percentage of capital expenditures toward expansion assets in 2005. The anticipated increase is primarily because of a scheduled expansion project at the Performance Minerals segment’s Brady, Texas, operating location. The Company has no material commitments for capital projects in 2005 or beyond.

In 2004, the Company incurred $13.894 million of deferred financing costs related to the acquisition of the initial DIP credit facility and second DIP credit facility. In 2003, the Company incurred $4.762 million in deferred financing costs related to the amendment of the pre-petition credit facility and Senior Secured Notes agreement. In 2002, the Company incurred $8.413 million of deferred financing costs related to the execution of the Senior Secured Notes agreement and amendment of the pre-petition credit facility.

In 2004, the Company’s additional borrowings exceeded debt repayments by $26.248 million, while in 2003 and 2002, the Company’s additional borrowings exceeded debt repayments by $22.044 million and

Financial Condition—(Continued)

$6.576 million, respectively. In all three years, additional borrowings were primarily used to fund capital expenditures and financing costs. In 2004, additional borrowings were reduced by the sale of the Redi-Mix business and the vessel M/V Richard Reiss. Furthermore, additional borrowings were used in 2003 to fund the Erie Sand and Gravel acquisition and were reduced from the sale of the Lawn and Garden business unit.

Prior to their amendment in September 2003, the Company’s pre-petition credit facility required interest rate protection on fifty-percent of the Company’s senior secured debt. Accordingly, the Company entered into interest rate swap agreements in 2000 to limit the effect of increases in the interest rates on variable rate debt. The differential between fixed and variable rates is recorded as an increase or decrease to interest expense. At December 31, 2004, the Company had no such interest rate swaps remaining as the final swap expired on June 30, 2004.

As a result of falling LIBOR-based interest rates, interest expense increased $1.274 million, $7.446 million and $9.967 million in 2004, 2003 and 2002, respectively, because of these interest rate swaps. See Note G to the consolidated financial statements for a further description of the Company’s swap agreements.

Qualitative and Quantitative Disclosures About Market Risk.    The following tables provide information about the Company’s derivative and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and debt obligations. For debt obligations, the table presents cash flows and related weighted average interest rates by the original contracted maturity dates. For interest rate swaps, the table presents notional amounts and weighted average LIBOR interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward LIBOR rates in the yield curve. For 2004, the second DIP term A loan is LIBOR plus 4.00% and the second DIP term B loan is LIBOR plus 9.75%. The weighted average rate is LIBOR plus a 6.00% margin at December 31, 2003 for variable rate long-term debt. The Company does not hold or issue financial instruments for speculative purposes.

	December 31, 2004
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$92,166	$2,128	$8,796	$103			$103,193	$103,193
Average interest rate	12.56%	9.72%	9.76%	7.00%
Variable rate	$250,000						$250,000	$250,000
Average interest rate	9.34%
	December 31, 2003
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$2,226	$2,093	$2,125	$51,076	$37,510	$100,000	$195,030	$134,889
Average interest rate	13.43%	13.51%	13.58%	13.66%	12.45%	10.00%
Variable rate	$225,808	$334	$334	$334			$226,810	$226,810
Average interest rate	7.46%	2.99%	4.18%	4.96%

Interest rate derivatives:
Interest rate swaps:
Variable to fixed	$50,000						$50,000	$1,457
Average LIBOR pay rate	6.97%
Average LIBOR receive rate	1.46%

The Company did not declare a cash dividend during 2004, 2003, and 2002 as the Company’s current and prior lending facilities prohibit cash dividends.

Financial Condition—(Continued)

At December 31, 2004, the Company re-evaluated assumptions used in determining postretirement pension and health care benefits. The weighted-average discount rate was adjusted from 6.50% to 6.00% to better reflect expected market rates. Additionally, the annual rate of increase in the per capita cost of covered health care benefits was revised to 9.00% at December 31, 2004, decreasing gradually to 5.00% in 2009 and will remain at that level thereafter from 10.00% (pre-65) and 6.00% (post-65), with the pre-65 rate decreasing gradually to 5%, in 2009 and the post-65 rate in 2006. These changes resulted in an increase in the benefit obligation of $6.811 million for the pension plans and $4.279 million for the postretirement health care plan. Though these changes will increase the Company’s pension and postretirement expense in 2005, the impact is not expected to be material. The fair value of the Company’s pension plan assets grew $4.476 million during 2003, and that increase is estimated to result in a $678,000 reduction in pension expense in 2005. All of the Company’s pension and postretirement benefit liabilities were reinstated following the Effective Date of the Plan. Prior to the Effective Date of the Plan, some of the pension plans held shares of old common stock. That old common stock was sold prior to the Effective Date of the Plan and, as such, the plans did not receive warrants to purchase common stock.

In accordance with Fresh-Start reporting, the assets and liabilities of the Company’s defined benefit plan are to be recorded at their fair value, which represents the net amount of the fair market value of pension assets compared with the projected benefit obligation. The adjustment to fair value resulted in a $43.132 million charge to reorganization items, net and the reduction of the historical prepaid pension cost asset by $31.454 million, an increase of $3.755 million in other long-term liabilities related to the accrual for pension liabilities, a net reduction of $5.510 million in accumulated other comprehensive loss related to the historical minimum pension liability and a $2.412 million increase in the deferred tax liability relating to the tax effects of the accumulated other comprehensive loss. This adjustment to fair value eliminates the future amortization of unrecognized net actuarial loss and unrecognized prior service costs and is estimated to reduce pension expense in 2005 by $2.977 million.

In accordance with Fresh-Start reporting, the liability for other postretirement benefits should be adjusted to fair value, which is the accumulated postretirement benefit obligation in excess of the fair value of the plan assets. Based upon the December 31, 2004 accumulated postretirement benefit obligations in excess of the fair value of plan assets, the Company recorded an increase of $8.589 million in the postretirement benefit obligation on the consolidated balance sheet. This adjustment to fair value eliminates the future amortization of unrecognized net actuarial loss and unrecognized prior service costs and is estimated to reduce expense in 2005 by $1.075 million.

At December 31, 2003, the Company re-evaluated assumptions used in determining postretirement pension and health care benefits. The weighted-average discount rate was adjusted from 7.00% to 6.50% to better reflect 2003 and long-term market rates. Additionally, the annual rate of increase in the per capita cost of covered health care benefits was revised to 10.00% (pre-65) and 6.00% (post-65), decreasing gradually to 5.00% (the pre-65 rate in 2009 and the post-65 rate in 2006) at December 31, 2003 from 8.25% (pre-65) and 6.00% (post-65), with the pre-65 rate decreasing gradually to 6% in 2006 and the post-65 rate remaining constant at December 31, 2002. These changes resulted in an increase in the benefit obligation of $3.994 million for the pension plans and $6.819 million ($1.199 million related to the revision of the per capita cost of covered health care benefits) for the postretirement health care plan. Though these changes increased the pension and postretirement expense in 2004, the impact was not material. The fair value of the pension plan assets increased $12.139 million during 2003, and that increase resulted in an $886,000 reduction in pension expense in 2004.

At December 31, 2002, the Company re-evaluated assumptions used in determining postretirement pension and health care benefits. The weighted-average discount rate was adjusted from 7.25% to 7.00% to better reflect market rates. The decrease resulted in an increase in the projected benefit obligation of $2.230 million for the pension plans and $1.580 million for the postretirement health care plan. The fair value of the Company’s pension plan assets declined $18.564 million during 2002, and that decline resulted in approximately $1.910 million in additional pension expense in 2003.

Financial Condition—(Continued)

The Company’s Second Amended and Restated Articles of Incorporation authorize the Company to issue 90,000,000 shares of common stock. As of March 3, 2005, 3,597,479 shares of common stock (including 264,837 of restricted shares issued under the management stock plan and 404,071 shares issued upon the exercise of warrants) were issued and outstanding, 2,928,571 of which were issued pursuant to the Plan. The Company’s Second Amended and Restated Articles of Incorporation also authorize the Company to issue 30,000,000 shares of preferred stock, $0.01 par value per share, in one or more series, with such rights and restrictions and with such additional provisions as the Board of Directors may determine, including, among other things, voting, dividend, redemption, sinking fund, liquidation and conversion rights, and additional restrictions. The convertible preferred stock constitutes a series of the preferred stock, and as of January 31, 2005, 8,500,000 shares of convertible preferred stock were issued and outstanding.

Subject to the terms of the convertible preferred stock, the Board of Directors has broad discretion with respect to the creation and issuance of preferred stock without shareholder approval. The rights, preferences and privileges of holders of the common stock may be adversely affected by the holders of shares of any other series of preferred stock that the Company may designate and issue from time to time. Among other things, by authorizing the issuance of other shares of preferred stock with particular conversion, redemption, voting or other rights, the Board of Directors could adversely affect the voting power of the holders of the common stock and could discourage any attempt to effect a change in control of the Company even if such a transaction would be beneficial to the interests of the shareholders.

MLO Contingent Agreement.    The purchase price of the Company’s Michigan Limestone operation, which was acquired by the Company in the second quarter of 2000, includes contingent payments subject to achieving certain operating performance parameters through 2011. The Company accrued a contingent payment of $0, $2.1 million and $3.072 million at December 31, 2004, 2003 and 2002, respectively, representing additional purchase price and an increase to recorded mineral reserves. As a result of bankruptcy negotiations and application of Fresh-Start reporting, the character of this agreement changed. After the bankruptcy petition date, the official unsecured creditors’ committee (a statutory committee established to represent the interests of the Company’s unsecured creditors (the “creditors’ committee”)) entered into negotiations with certain of the holders of the MLO claims regarding possibly amending the interest purchase agreement. As a result of these negotiations, the interest purchase agreement was amended as of January 31, 2005, which was the Effective Date of the Plan, and as of January 31, 2005 was assumed (as amended) by the Company. Specifically, pursuant to the amended interest purchase agreement, the parties agreed to reduce significantly the aggregate annual amount of contingent payments and to extend the time period within which the contingent payments are to be made by four to six years. The amended interest purchase agreement provides for maximum aggregate amounts of annual contingent payments in the period 2003 through 2016 as follows:

•	$625,000 for 2003 (which was paid on January 31, 2005);

•	$1.025 million for the period 2004-2006; and

•	$2.65 million for the period 2007-2016.

With this new agreement and Fresh-Start reporting, the Company is now applying contingent liability accounting (SFAS No. 5 “Accounting for Contingencies”) to this liability. Based upon the Company’s historical experience on tonnage shipments and other estimates, it is estimating that the new liability related to the purchase agreement with former owners of Michigan Limestone is $16.285 million, with $1.5 million classified in other accrued expenses and $14.785 million classified in other long-term liabilities on the consolidated balance sheet. This change will increase the accrual by $14.185 million and is expensed as reorganization items, net. See “Item 13. Certain Relationships and Related Transactions”, for further discussion of MLO contingent payments.

Mr. Lundin received payments totaling $568,000 in 2001, $571,000 in 2002 and $391,000 in 2003 as his 18.6% share of the contingent payments. Mr. Lundin did not receive any contingent payment in 2004 but

Financial Condition—(Continued)

received a payment of $112,525 on the Effective Date of the Plan. On November 1, 2001, Mr. Lundin was promoted to the position of the Company’s President and Chief Operating Officer, and on December 12, 2001, Mr. Lundin was elected to the Company’s Board of Directors. On December 4, 2002, Mr. Lundin was appointed as the Company’s Chief Executive Officer. Mr. Lundin was not an executive officer of the Company prior to the Michigan Limestone acquisition.

Contingencies.    The Company and certain of its subsidiaries are involved in a limited number of claims and routine litigation incidental to operating the Company’s current business. In each case, the Company is actively defending or prosecuting the claims. Many of the claims are covered by insurance and none are expected to have a material adverse effect on the Company’s financial condition.

Several of the Company’s subsidiaries have been and continue to be named as defendants in a large number of cases relating to the exposure of people to asbestos and silica. The plaintiffs in the cases generally seek compensatory and punitive damages of unspecified sums based upon the Jones Act, common law or statutory product liability claims. Some of these cases have been brought by plaintiffs against the Company (or the Company’s subsidiaries) and other marine services companies or product manufacturer co-defendants. Considering the Company’s past and present operations relating to the use of asbestos and silica, it is possible that additional claims may be made against the Company and the Company’s subsidiaries based upon similar or different legal theories seeking similar or different types of damages and relief. Management is unable to estimate the Company’s potential exposure to unasserted claims. In the fourth quarter of 2004, the Company entered into a settlement agreement between one of its subsidiaries, ON Marine Services Company and certain tort plaintiffs to settle at least 750 of these claims for $1.5 million utilizing certain insurance funds. Company funds will not be used to pay this settlement. The settlement was subject to the Bankruptcy Court’s approval and confirmation of the Company’s Plan. An order approving the settlement and confirming the Plan was entered by the Bankruptcy Court on November 17, 2004.

Management believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance policies from multiple sources and an insurance trust. In particular on December 31, 2004, prior to the settlement discussed above and below, the Company had approximately $294 million of insurance coverage available with respect to any asbestos liability claims, broken down as follows: (1) about $63.2 million in cash in a trust on account of confidential settlement agreements between the Company and one of the Company’s insurers, and (2) about $230.8 million on account of insurance policies. In addition, the Company had over $800 million of insurance coverage available with respect to any silica liabilities. After consultation with outside advisors, management believes that the insurers have no legitimate defenses to coverage under these policies. Management further believes that the Company should be able to recover the full limits of the policies issued by solvent carriers.

At December 31, 2004, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims of about 73,000 claimants. In the fourth quarter of 2004, the Company entered into settlement agreements between the Company’s affiliate ON Marine Services Company and certain tort plaintiffs, which were approved by the Bankruptcy Court. The settlements with these tort plaintiffs resolve about 20,000 of the claims asserted against certain of the Company’s affiliates as of December 31, 2004. Management estimates that the settlement payments under the settlement agreements for approximately 17,800 of these claims will aggregate about $53.204 million and will be paid from the insurance trust established pursuant to the Settlement Trust Agreement, made and entered into on August 28, 2003, by and among the Company’s subsidiary ON Marine Services Company, underwriters at Lloyd’s and London Market Company Signatories and Wells Fargo Bank Minnesota, N.A. The remaining 2,200 settled claims will be paid upon the approval of the insurers paying the claims, and the total amount of settlement payments under the settlement agreements relating to these asbestos claims cannot be determined until medical and exposure evidence is provided by such claimants. Management anticipates that any settlement payments made on account of such claims will be paid under both the insurance

Financial Condition—(Continued)

trust and other of the Company’s insurance policies. At March 15, 2005, 11,180 filed and un-filed pending claims have been submitted and approved for payment in accordance with the terms of the settlement agreements. The total settlement amount for these 11,180 claims is $34.367 million. Separate from the settlements, approximately 4,100 claims were dismissed in Mississippi for lack of in personam jurisdiction. The Company received some new claims during bankruptcy even with the automatic stay on litigation, and has experienced an increase in filings since emergence. Due to the quantity of dismissals, settlements and new filings, an accurate pending claim count is not possible at this time. Total pending claims will be adjusted and reported quarterly after account for the dismissals, settlements and new filings.

Management believes that the remaining currently outstanding claims can be satisfied or otherwise resolved within the limits of the Company’s remaining available insurance. Management cannot predict whether or not the Company’s available insurance will be adequate to cover any and all asbestos claims that arise in the future or that the Company will have the ability to otherwise successfully defend or resolve such cases. If there are no developments that reduce the impact of asbestos litigation or its costs, the Company’s available insurance may be insufficient to cover all future claims, and there could be a material adverse effect on the Company’s results of operations, liquidity and financial condition. The severity of this risk cannot be measured, and is highly dependent on the rate of future claims, the cost to defend, settle, or otherwise resolve claims, the length of time to resolve claims and the impact of future legislative or other developments in the asbestos litigation arena.

The Company’s ability to fund asbestos settlements or judgments will be subject to the availability of its remaining insurance coverage and to funds from operations, asset sales or capital-raising transactions. Excluding the impact of the most recent settlements, the Company has about $294 million of insurance resources available to address both current and future asbestos liabilities. The Company has had an average of 13,750 asbestos claims asserted against it each year for the past five years. The average cost per claim for settlement or other resolution for the past five years prior to the most recent settlements was about $1,000; the average cost per claim of the most recent settlements was about $3,000. The length of time to resolve claims varies on a case-by-case basis and can be affected by decisions of management and opposing counsel. If there are no developments that reduce the impact of asbestos litigation or its costs to the Company, its available insurance may be insufficient to cover all future claims, and there could be a material adverse effect on the Company’s results of operations, liquidity and financial condition.

With respect to silica claims, at December 31, 2004, the Company was a co-defendant in cases involving about 23,000 claimants. The Company has been and will continue to be responsible for funding a small percentage of all silica settlements and defense costs. The Company continues to have insurance coverage; however, certain policies have retroactive premiums that will come due if claims accrue to those policies. The premiums are based upon actual and incurred losses and cannot be calculated until losses are incurred. The likelihood of liability for the Company arising out of these claims is probable.

The exposure of persons to silica and the accompanying health risks have been and continue to be significant issues confronting the industrial minerals industry in general, and specifically the Company’s Performance Minerals segment. Proposed changes to standards for exposure to silica are under review by the United States Occupational Safety and Health Administration. This review could result in more stringent worker safety standards or, in the alternative, requirements for additional action on the part of silica users regarding lower permissible exposure limits for silica. More stringent worker safety standards or additional action requirements, including the costs associated with these revised standards or additional action requirements, and actual or perceived concerns regarding the threat of liability, or health risks, including silicosis, associated with silica use, may affect the buying decisions of the users of the Company’s silica products. If worker safety standards are made more stringent, if the Company is required to take additional action regarding lower permissible exposure limits for silica, or if the Company’s customers decide to reduce their use of silica products based on actual or perceived health risks or liability concerns, the Company’s operating results, liquidity and

Financial Condition—(Continued)

capital resources could be materially adversely affected. The extent of any material adverse effect would depend on the nature and extent of the changes to the exposure standards, the cost of meeting and the Company’s ability to meet more stringent standards, the extent of any reduction in the Company’s customer’s use of the Company’s silica products and other factors that cannot be estimated at this time.

On or about December 23, 2004, certain current and former members of the Company’s Board of Directors were named as defendants in a complaint filed by a former shareholder. Although the Company was not named in the complaint, it has agreed to indemnify the directors pursuant to Ohio law, the Company’s First Amended and Restated Articles of Incorporation, and certain indemnification agreements the Company entered into with the named Directors. The Company maintains Director and officer liability insurance, which has a deductible of $750,000. Although the outcome of the suit is not determinable at this time, management does not anticipate expending funds in excess of the deductible for indemnity or defense.

On January 31, 2005, the Senior Secured Notes were redeemed at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement; however, certain Senior Secured Notes holders have filed a lawsuit claiming entitlement to default interest and penalties from the former Senior Subordinated Notes holders, based upon an argument that the Senior Subordinated Notes holders’ claims in bankruptcy were subordinate to the claims of the Senior Secured Notes holders. The Bankruptcy Court ruled in favor of the Company and Senior Subordinated Notes holders and the certain Senior Secured Notes holders have appealed. If the Senior Secured Notes holders succeed in their appeal, it is possible that the positions of those common shareholders who exchanged their Senior Subordinated Notes for common stock could be diluted.

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

Off-Balance Sheet Arrangements

The Company has stand-by letters of credit totaling $12.1 million at December 31, 2004, with no balance outstanding as of December 31, 2004. These stand-by letters of credit, in amounts ranging from about $4,400 to $3 million, have been issued by Wells Fargo Bank, N.A. for a variety of possible uses, including for costs relating to workers’ compensation, insurance, corporate office rent, electricity, rail freight, a bonding program and above-ground storage tank removal. The stand-by letters of credit issued by Wells Fargo mature on June 25, 2005. The Company does not consider these stand-by letters of credit to be material to its business or operations, including its liquidity and capital resources, and the Company has not incurred any additional indebtedness in connection with these stand-by letters of credit.

Contractual Obligations

(In Thousands)	Payments due by period
Contractual Obligations (1)	Total	Less than 1 year (2005)	1 – 3 years (2006-2007)	3 – 5 years (2008-2009)	More than 5 years (2010 and beyond)
Long-term Debt (2)	$353,193	$342,166	$10,924	$103
Operating Leases	31,758	6,987	9,968	4,277	$10,526
Purchase Obligations	5,709	4,259	1,450
Other Long-term Liabilities (3)	5,433	2,607	586	308	1,932
Total	$396,093	$356,019	$22,928	$4,688	$12,458

Financial Condition—(Continued)

(1)	Management has not included estimated future payments for pension, postretirement benefit obligations and the Coal Act in the above schedule because that funding is subject to changing legislation and significant Company assumptions. In 2005, the Company expects to contribute $2.5 million for pensions, $3.1 million for postretirement benefit obligations and $1.038 million for the Coal Act.
(2)	The Company’s $250 million second DIP was converted to a post-emergence credit facility with principal maturities of $10.5 million per year starting in 2006 extending through 2010 when the entire facility is due.
(3)	Includes an insurance settlement and other supplemental benefits.

Acquisitions and Dispositions

In separate transactions during January 2004, the Company sold two assets of its Erie Sand and Gravel operations (the Redi-Mix business unit and the vessel M/V Richard Reiss) to E.E. Austin & Son, Inc. and Grand River Navigation Company, Inc., respectively. The Redi-Mix business unit was comprised of Serv-All Concrete, Inc. and S&J Trucking, Inc. These assets were not considered integral to the long-term strategic direction of the Company. Proceeds from the sales were $1.225 million for Redi-Mix and $1.8 million for the vessel. No gain or loss on sale was recognized by the Company.

In conjunction with the sale of the Redi-Mix business unit, the Company entered into a long-term supply agreement with E.E. Austin & Son, Inc., dated January 21, 2004, pursuant to which the Company will provide certain aggregates at market prices to E.E. Austin & Son, Inc. for an initial term of fifteen years beginning on the closing date of the agreement. Additionally, the Company and E.E. Austin & Son, Inc. entered into a sublease agreement, dated January 21, 2004, whereby E.E. Austin & Son, Inc. is subleasing property from the Company previously dedicated to the operation of the Redi-Mix business unit. The initial term of the sublease agreement commenced in January 2004 and extends to December 31, 2019. The agreement is renewable in five-year increments thereafter, upon agreement by both parties.

On October 27, 2003, as part of its ongoing business restructuring, the Company sold the Lawn and Garden business unit of its Global Stone operating segment to Oldcastle Retail, Inc. (“Oldcastle”). The sales price was $10 million of value subject to working capital adjustments. Based upon those working capital adjustments, the Company received $6.871 million in cash at closing. The net book value of the Lawn and Garden business unit at the closing date, including an allocation of the Global Stone segment’s goodwill of $3.316 million, was $10.057 million. The Company recognized a loss on sale of assets of $3.692 million during the fourth quarter of 2003. During 2004, the Company recovered additional amounts on the accounts receivable balance resulting in an adjustment to the loss and recognition of $29,000 of gain.

In conjunction with the sale of the Lawn and Garden business unit, the Company entered into a long-term supply agreement with Oldcastle, dated October 27, 2003, pursuant to which the Company will provide certain raw materials at market price to Oldcastle for an initial term of ten years beginning on the closing date of the agreement, with a renewal option for an additional ten-year period.

The Company and Oldcastle also entered into a lease and operation of equipment agreement, dated October 27, 2003, whereby certain areas of the Company’s York, Pennsylvania, operations previously dedicated to Lawn and Garden operations are being leased at market rates to Oldcastle through December 31, 2005.

In early January 2003, the Company acquired all of the outstanding common shares and other ownership interests in a group of companies together known as Erie Sand and Gravel Company (Erie Sand and Gravel) for $6.831 million in cash and $4.069 million in assumed debt, which was refinanced at closing. The acquisition included fixed assets of $5.446 million and goodwill of $4.149 million. Erie Sand and Gravel operates a dock, a bulk products terminal, a Great Lakes self-unloading vessel, a sand dredging and processing operation, a ready-

Financial Condition—(Continued)

mix concrete mixing facility and a trucking company that distributes construction sand and aggregates in the northwest Pennsylvania/western New York region. The net assets and results of operations of Erie Sand and Gravel are included within the Company’s Great Lakes Minerals segment.

The Erie Sand and Gravel acquisition was accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair values at the date of acquisition.

In addition to the sale of the Redi-Mix business and the M/V Richard Reiss in 2004, the Company received proceeds of $8,000 and recorded pre-tax losses of $36,000 from other miscellaneous asset sales. In 2003, the Company received proceeds of $387,000 and recorded pre-tax gains of $6,000 from miscellaneous asset sales other than the sale of the Lawn and Garden business unit. In 2002, the Company received proceeds of $2.304 million from the sale of non-strategic mineral processing operations in the Performance Minerals segment and other miscellaneous asset sales. In connection with the sale of non-strategic mineral processing operations, $959,000 of proceeds received in excess of the net book value of the underlying assets was recorded within the provision for restructuring, asset impairments and early retirement programs on the consolidated statement of operations. Additionally, the Company recorded pre-tax gains of $55,000 in 2002 related to other miscellaneous asset sales.

As previously disclosed, management had been in discussions to sell the Company’s mica operations (Kings Mountain and Velarde operations). Due to the bankruptcy proceedings, the Company was not authorized to sell any assets. Upon emergence from bankruptcy and the installation of a new Board of Directors, plans to sell the mica operations have resumed. On March 10, 2005, subsequent to the December 31, 2004 fiscal year-end but before the issuance of the 2004 year-end financial statements, the Board of Directors provided authorization for the sale of the mica operations. At that time, the Company determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Due to the timing of when the Company satisfied the criteria for the mica operations to be considered “held for sale”, the mica operations are considered as “held and used” in the December 31, 2004 financial statements. The carrying amount of the mica operations is approximately $15 million. The Company believes that the Kings Mountain operation will be sold prior to the end of the second quarter of fiscal year 2005. The Company believes that the Velarde operation will be sold prior to the end of fiscal year 2005.

Results of Operations

See the discussion above regarding the Company’s emergence from bankruptcy on January 31, 2005.

The Company’s net sales and operating revenues were $435.650 million, $404.229 million and $400.572 million in 2004, 2003 and 2002, respectively. Operating income in 2004 was $19.749 million compared with operating loss of $6.647 million in 2003 and operating income of $34.625 million in 2002. The 2004 operating income includes a pre-tax impairment charge of $5.694 million to reduce the net book value of the Performance Minerals segment’s Velarde plant due to the temporary suspension in operations. The 2004 operating income also includes a $1.315 million impairment charge related to the exit and sublease of the Cleveland Marine Services office. The 2003 operating loss includes a $13.114 million pre-tax asset impairment charge to reduce the net book value of the Performance Minerals segment’s Specialty Minerals operation to its estimated fair value. The Company reported a net loss in 2004 of $106.075 million compared to a net loss of $33.192 million in 2003 and a net loss of $6.608 million in 2002. The 2004 net loss includes $78.192 million in reorganization expense. In addition to the impairment charge discussed above, 2003 net loss includes an after-tax charge of $1.391 million for the cumulative effect of accounting change for asset retirement obligations under SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) which the Company adopted at January 1, 2003.

Net Sales and Operating Revenues.    The $31.421 million (8%) increase in net sales and operating revenues in 2004 compared with 2003 was primarily attributed to (1) an increase in demand for metallurgical and aggregate limestone due to general economic improvement, the recovery of the U.S. integrated steel industry and an increase in pricing power for lime in the Company’s Global Stone segment; (2) increased vessel revenues, which were the result of higher market demand including the sailing of additional vessels, higher water levels and higher fuel costs increasing fuel pass-throughs; and (3) increased demand for frac sand from oil and gas service companies from the Company’s Performance Minerals segment and increased market share. These increases to net sales and operating revenues were partially offset by decreased revenues from the sale of the Lawn and Garden business unit of its Global Stone segment in the fourth quarter of 2003 and the sale of the Great Lakes Minerals segment’s S&J and Serv-All operations in the first quarter of 2004.

Net sales and operating revenues in 2004 increased $35.078 million or 9% in comparison to 2002 due to the increased demand for frac sand from oil and gas service companies from the Company’s Performance Minerals segment and increased market share, the Erie Sand and Gravel acquisition in 2003, an increase in lime demand and pricing and an increase in aggregate demand.

Operating Income (Loss).    The operating income for year ended December 31, 2004 was $19.749 million compared with an operating loss in 2003 of $6.647 million. The operating loss in 2003 includes a pre-tax asset impairment charge of $13.114 million related to the write-down of the Performance Minerals segment’s Specialty Minerals operation to fair value. During the third quarter of 2004, the Company recorded an additional $5.695 million pre-tax asset impairment charge to further reduce the net book value of the Performance Minerals segment’s Specialty Minerals operation’s Velarde plant. The impairment indicator was a temporary suspension of operations at the Velarde plant. In the first quarter of 2004, the Company recorded a $1.315 million impairment charge related to the exit and sublease of the Cleveland Marine Services office. In the second quarter of 2004, the Company recorded $500,000 for exit costs related to previously shutdown abrasives facilities. Management believes that excluding the impairment and restructuring charges provides a better comparison of year-to-year operating results. Excluding the impairment and restructuring charges, the Company had operating income of $27.195 million and $6.574 million for 2004 and 2003, respectively, a $20.621 million increase for 2004 over 2003. The Company has benefited from (1) increased revenues and the effect of higher volumes on gross margins of the Great Lakes Minerals segment’s limestone quarries and vessels; (2) increased revenues and its impact to operating income from increased frac revenues in the Performance Minerals segment; (3) increased revenues and its impact to operating income from increased aggregate and lime revenues in the Global Stone segment; (4) lower impairment charges in 2004 compared with 2003; (5) lower provisions for doubtful accounts; and (6) lower selling, general and administrative expenses primarily because of on-going cost cutting activities

Results of Operations—(Conditions)

and $4.4 million of legal and professional fees related to the Company’s restructuring in 2003’s operating income. These increases have been offset slightly by higher energy costs and higher salaried bonus awards in 2004.

Operating income decreased $14.8 million between 2002 and 2004 primarily due to $7.446 million in adjustments for impairments and restructuring liabilities, an increase in cost of goods sold as a percentage of sales, higher depreciation from stripping amortization and FAS No. 143 and higher retiree healthcare expense.

Net Loss.    Net loss for 2004 was $106.075 million as compared with a net loss of $33.192 million in 2003. The net losses in 2004 and 2003 include the impairment and restructuring charges identified above. The net loss for 2003 includes a $3.692 million pre-tax loss on sale of the Global Stone segment’s Lawn and Garden business unit (partially offset by a decrease in other expense) and an after-tax charge of $1.391 million for the cumulative effect of accounting change for asset retirement obligations under SFAS No. 143. The higher loss in 2004 is due primarily to $59.413 million in Fresh-Start reporting adjustments required upon the company’s emergence from Chapter 11 bankruptcy and $18.779 million in reorganization expenses incurred throughout the bankruptcy. In addition, interest expense is higher in 2004 because of the amortization and write-off of deferred financing fees exceeding the reduction in interest expense results from the impairment of the Company’s Senior Subordinated Notes.

The Company operates its businesses as three reporting segments focused on its key markets served. The segments align operations that share business strategies and that are related by geography and product mix and reflect the way management evaluates the operating performance of its business. The operations are reported as: Great Lakes Minerals, which is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company’s Michigan Limestone, Marine Services and Erie Sand and Gravel operations; Global Stone, whose lime, limestone fillers, chemical limestone and construction aggregate businesses operate primarily in the Southeast and Mid-Atlantic regions; and Performance Minerals, which mines and processes specialized industrial minerals, primarily high-purity silica sands and muscovite mica. The operating results of the Company’s business segments for 2004, 2003 and 2002 are discussed below.

Great Lakes Minerals Segment

Net sales and operating revenues of the Great Lakes Minerals segment were $174.983 million in 2004 compared to $147.291 million in 2003 and $156.920 million in 2002. Net sales increased approximately 19% and 12% in 2004 compared to 2003 and 2002, respectively. The increase in net sales and operating revenues in 2004 compared with 2003 was due to volume increases and was attributable to two factors: (1) increased vessel revenues, which were the result of higher market demand, the sailing of additional vessels, higher water levels and higher energy pass-throughs—the higher water levels permit heavier lading of the vessels—and (2) higher tonnage demand for metallurgical (22%) and aggregate limestone (17%) due to general economic improvement and the recovery of the U.S. integrated steel industry. The Company also generated additional revenue through its ship repair business at its Erie location offset by the disposition of Erie’s Redi-Mix assets. The increase for 2004 compared with 2002 is primarily related to the January 2003 Erie Sand and Gravel acquisition and revenue increases from the vessel fuel pass-throughs.

Cost of goods sold and operating expenses totaled $137.798 million, $116.922 million and $113.636 million in 2004, 2003 and 2002, respectively. As a percentage of net sales and operating revenues, cost of goods sold and operating expenses were 79% in 2004 compared with 79% in 2003 and 72% in 2002. The comparability in the operating margin as a percentage of net sales and operating revenues from 2004 to 2003 is primarily a result of the higher production levels, which generate cost efficiencies by absorbing fixed costs and higher water levels, which increase revenues with little impact on costs, offset by higher fuel costs. The 7% increase in cost of goods sold and operating expenses as a percentage of net sales and operating revenues in 2004 compared to 2002 was

Results of Operations—(Conditions)

primarily due to the effect of significant increases in energy costs, an increase in the cost of providing health benefits to employees and the addition of Erie Sand and Gravel, which is a lower gross margin business than the segment’s quarries and vessels.

The segment’s operating income for 2004 was $12.997 million compared with $4.990 million in 2003 and $18.858 million in 2002. In the first quarter, the Company recorded a $1.315 million impairment charge related to the exit and sublease of the former headquarters office of the Marine Services business. Management believes that excluding the impairment charges provides a better comparison of year-to-year operating results. Excluding the impairment charge, the operating income for the year ended December 31, 2004 is $14.312 million. The significant increase in the operating income in 2004 compared with 2003 is due to increased demand and volume efficiencies, higher water levels and a lower provision for doubtful accounts receivable. These gains were partially offset by increases in energy and retiree healthcare costs. In addition, minor damage was sustained to one of the vessels in the third quarter, which resulted in a two-week lay-up and costs associated with the repair. The 31% decrease in 2004 operating income as compared to 2002, was primarily the result of the increase in cost of goods sold and operating expenses as a percentage of net sales and operating revenues discussed above and the leasehold impairment.

Global Stone Segment

Net sales for the Global Stone segment were $165.425 million, $173.272 million and $161.220 million in 2004, 2003 and 2002, respectively. The 5% decrease in 2004 was primarily the result of the sale of the Lawn and Garden bagging business, which was sold in the third quarter of the 2003. Lawn and Garden net sales for 2003 were $21.503 million. This segment benefited in 2004 compared with 2003 from increased tonnage demand for aggregate (13%), chemical limestone (primarily roofing fillers and carpet fillers) (9%) and lime (4%). Additionally, this segment is experiencing pricing power in certain markets due to the strong demand, the fact that the segment’s mid-Atlantic lime group is running at full capacity and a significant increase in demand from steel markets. The 3% increase in net sales between 2004 and 2002 was primarily due to the same factors listed above, partially offset by the sale of the segment’s Lawn & Garden business in October.

Cost of goods sold for the segment totaled $128.581 million in 2004 compared to $137.466 million in 2003 and $122.550 million in 2002. As a percentage of net sales, cost of goods sold was 78%, 79% and 76% in 2004, 2003 and 2002, respectively. The 1% decrease in the percentage of cost of goods sold to net sales between 2004 and 2003 was a result of efficiencies gained with increased production, lower inventory write-offs in 2004 and the effects of poor weather conditions in early 2003, including flooding at the segment’s operating locations in Luttrell, Tennessee, and around Buchanan, Virginia. These cost of goods sold decreases were partially offset by an increase in 2004 for maintenance and energy costs. The 2% increase in cost of goods sold as a percentage of sales between 2004 and 2002 was attributed to an increase in maintenance and energy expenses in 2004.

Operating income for the segment was $14.608 million in 2004 compared to $12.424 million in 2003 and $15.284 million in 2002. There was an 18% increase in operating income between 2004 and 2003, despite a 4% decrease in net sales. This increase was mainly attributed to the sale of the Lawn and Garden business in the third quarter of 2003, which was a lower margin business for the Global Stone segment. Increased efficiencies gained from increased production in the current year, increases in pricing power in certain markets and lower inventory write-offs compared with 2003 all contributed to improved operating income. These increases in operating income were offset partially by higher maintenance and energy costs in 2004. The 4% decrease in operating income between 2004 and 2002 was primarily the result of the higher energy and maintenance costs in 2004 compared with 2002 and higher amortization of capitalized stripping.

Performance Minerals Segment

Net sales of the Performance Minerals segment were $99.024 million, $87.662 million and $85.920 million in 2004, 2003 and 2002, respectively. The 13% increase in net sales between 2004 and 2003 was primarily

Results of Operations—(Conditions)

attributed to increased demand and market share gains for frac sand from oil and gas service companies, an increase in the freight revenues related to increased demand, increased activity in the California housing market, which enhanced building materials sales and the further expansion of the Mexican foundry sands market. Sand tons sold into the energy market (primarily frac tons) increased 33% in 2004 from 2003. Net sales in 2004 increased 15% as compared to 2002 primarily because the increased demand and market share for frac sands. Tonnage in the energy market in 2004 is up 77% compared to 2002.

Cost of goods sold for the segment totaled $71.453 million in 2004 compared to $64.754 million in 2003 and $61.968 million in 2002. As a percentage of net sales, cost of goods sold was 72%, 74% and 72% in 2004, 2003 and 2002, respectively. The 2% decrease in the percentage of cost of goods sold to net sales between 2004 and 2003 was primarily due to increased sales of high margin frac sand, overall efficiencies gained from increased volumes, partially offset by the effects of increased energy costs. Cost of goods sold as a percentage of net sales is comparable between 2004 and 2002.

Operating income in 2004 was $9.664 million compared to operating loss of $2.903 million in 2003 and operating income of $11.481 million in 2002. The operating loss in 2003 includes a non-cash, pre-tax impairment charge of $13.114 million to reduce the net book value of the segment’s Specialty Minerals operation to its estimated fair value. The operating loss in 2004 includes a non-cash pre-tax impairment charge of $5.695 million for the further write-down of the Velarde, New Mexico operation due to a temporary suspension of operations at that plant. Management believes that excluding the impairment charges provides a better comparison of year-to-year operating results. For comparison purposes, excluding the impairment charges, operating income in 2004 and 2003 was $15.359 million and $10.211 million, respectively. The 50% increase in operating income compared to 2003 is due to the increase in frac sales results from increased demand and improved market share, the increased efficiencies gained in the current year through increased volumes and the change in the product mix sold to higher margin product. In addition, 2004 operating income increased as a result of lower SFAS No. 143 depreciation and accretion expense. These increases were partially offset by the increase in energy costs. For comparison purposes, excluding the impairment charge, operating income increased 34% between 2004 and 2002 primarily because of the increase in net sales and decrease in the percentage of cost of goods sold to net sales detailed above offset by increased energy costs and SFAS No. 143 depreciation.

Depreciation, Depletion, Amortization and Accretion

The 4% decrease in depreciation, depletion, amortization and accretion expense between 2004 and 2003 was primarily the result of additional SFAS No. 143 depreciation in 2003 for the Performance Minerals segment’s Velarde and Orange County operating locations, decreased depreciation due to the sale of Global Stone’s Lawn and Garden business unit as well as Great Lakes Mineral’s Redi-Mix operations and decreased amortization of capitalized stripping costs at the Global Stone segment’s Luttrell, Tennessee, operating location. The result of adopting SFAS No. 143 at January 1, 2003, increased capitalized stripping amortization and the acquisition of Erie Sand and Gravel in January 2003 contributed to the 8% increase between 2004 and 2002.

General, Administrative and Selling Expenses

General, administrative and selling expenses, including the provision for doubtful accounts, as a percentage of net sales and operating revenues were 9% in 2004 and 11% in 2003 and 9% in 2002. A lower provision for doubtful accounts and lower legal and professional fees were the major contributors to the 2% decrease in general, administrative and selling expense as a percentage of sales. Legal and professional fees in 2003 expense include professional and legal fees of approximately $4.4 million in 2003 that are similar to expenses being grouped as reorganization items, net, in 2004. Additional benefits were seen in headcount reductions and reduced pension expense. These gains were partially offset by higher corporate insurance and higher salaried incentive awards. General, administrative and selling expenses as a percent of sales are comparable in 2004 and 2002 as increasing retiree healthcare expense was offset by a lower provision for doubtful accounts.

Results of Operations—(Conditions)

Restructuring, Asset Impairments and Voluntary Early Retirement

The following summarizes the provision for restructuring, asset impairments and early retirement programs and the remaining reserve balance at December 31, 2004 (in thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total
Beginning reserve at January 1, 2002	$2,563	$-0-	$2,280	$4,843

2002 charge		1,154		1,154
Amounts utilized		(1,154)		(1,154)
Actual expenditures	(1,500)		(1,077)	(2,577)
Provisions and adjustments to prior Reserves, net	(298)		66	(232)

Remaining reserve at December 31, 2002	$765	$-0-	$1,269	$2,034

2003 charge		13,272		13,272
Amounts utilized		(13,272)		(13,272)
Actual expenditures	(759)		(428)	(1,187)
Provisions and adjustments to prior Reserves, net	36		(87)	(51)

Remaining reserve at December 31, 2003	$42	$-0-	$754	$796

2004 charge		7,010		7,010
Amounts utilized		(7,010)		(7,010)
Actual expenditures	17		(164)	(147)
Provisions and adjustments to prior Reserves, net	(28)		464	436

Remaining reserve at December 31, 2004	$31	$-0-	$1,054	$1,085

During the third quarter of 2004, the Company recorded a $5.695 million pre-tax asset impairment charge to further reduce the net book value of the Performance Minerals segment’s Specialty Minerals operations Velarde plant. The impairment indicator was a temporary suspension of operations of the Velarde plant. The Velarde plant was written down to the estimated fair value based on current market offers.

In the second quarter of 2004, in response to updated information, the Company made an adjustment to increase the Provision for Restructuring, Asset Impairments and Early Retirement Programs by $500,000 for exit costs related to previously shutdown abrasives facilities.

In the first quarter of 2004, the Company recorded a $1.315 million pre-tax asset impairment charge related to the exit and sublease of the Cleveland Marine Services office. Of this charge, $1.170 million was primarily related to the difference between base rent due until December 2009 and sublease income that will be received into March 2008. An additional $145,000 pre-tax charge was recorded to write off leasehold improvements abandoned at the Marine office.

During the second quarter of 2003, the Company recorded a $13.114 million pre-tax asset impairment charge to reduce the net book value of the Performance Minerals segment’s Specialty Minerals operation to its estimated fair value, as determined by management based on a third-party appraisal. The charge reduced the carrying value of the operation’s land, depreciable fixed assets and mineral reserves by $2.610 million, $2.334 million and $8.170 million, respectively. Fair values were estimated using a discounted cash flow valuation technique incorporating a discount rate commensurate with the risks involved for each group of assets. The remaining 2003 impairment charges of $158,000 were recorded in the fourth quarter to reduce the carrying value of certain idled equipment of the Global Stone segment.

Results of Operations—(Conditions)

During the fourth quarter of 2002, the Company recorded a $1.154 million pre-tax asset impairment charge to reduce the carrying value of certain idled fixed assets of the Performance Minerals and Global Stone segments to their estimated fair values based on expected future cash flows (essentially zero). The impaired assets primarily represent machinery, equipment and land improvements that are currently idle and whose future operation is not integral to the long-term strategic direction of the Company.

During 2002, the Company sold non-strategic mineral processing operations closed in conjunction with the 2001 restructuring with the excess of cash proceeds over carrying value of $959,000 being included in the provision for restructuring, asset impairments and early retirement programs in the Consolidated Statement of Operations.

Other

Interest expense increased 1% and 25% in 2004 as compared to 2003 and 2002, respectively. The primary factor contributing to this increase was the increased amortization of financing fees due to the financing of two DIP facilities and the write-off of financing fees related to the early payoff of the pre-petition credit facility. Interest expense on bank debt was $38.973 million, $41.292 million and $30.253 million in 2004, 2003 and 2002, respectively, including $4.896 million in 2004, $4.094 million in 2003 and $688,000 in 2002 for the non-cash, payment-in-kind on the Company’s Senior Secured Notes. Interest expense on hedges was $1.274 million in 2004 compared with $7.446 million in 2003 and $9.967 million in 2002. Amendments to the Company’s senior debt agreements in September 2003 no longer require the Company to hedge a portion of its interest rate risk. At December 31, 2004, the Company had no interest rate swaps remaining. Amortization and/or the write-off of fees associated with the Company’s bank amendments and refinancing activities increased to $14.173 million in 2004 from $4.894 million in 2003 and $3.121 million in 2002. The remainder of interest expense in all three years was related to capital leases and notes payable.

Other income, net was $5.941 million and $2.032 million in 2004 and 2003, respectively, compared with other expense, net of $4.121 million in 2002. Other income in 2004 was mainly comprised of insurance recovery income of $6.533 million. In June 2004, the Company agreed with an insolvent insurance group to settle for $4.668 million in respect of past and future claims. This income was partially offset by additional amounts charged for the Coal Act liability. Other income in 2003 was mainly comprised of a non-cash gain of $2.408 million to reverse a product liability reserve recorded in 2002 and insurance recovery income of $2.386 million, partially offset by non-cash charges totaling $2.239 million to reserve for EVTAC Mining and amounts charged for the Coal Act. The primary reason for other expense in 2002 was the Company’s reserve of $2.408 million for product liability claims, which was reversed in 2003 because of the Trust settlement relating to product liability.

The Company utilizes certain tax preference deductions afforded by law to mining companies. Although the amount of these deductions is materially consistent from year to year, these permanent book/tax differences can cause significant fluctuations in the Company’s effective tax rate based upon the level of pre-tax book income or loss. The Company continues to incur tax operating losses and there is an uncertainty regarding the future realization of any portion of these losses as a tax benefit. Accordingly, the Company has recorded a tax valuation allowance for the deferred tax asset and will maintain such an allowance until sufficient positive evidence (i.e., cumulative positive earnings and future taxable income) exists to support the reversal. See Note F to the consolidated financial statements for a discussion of the net operating loss carryforwards and a listing of deductible temporary differences.

Reorganization Items, Net

In applying Fresh-Start reporting, adjustments to reflect the fair value of assets and liabilities, on a net basis, the restructuring of the Company’s capital structure and resulting discharge of the senior lender’s pre-petition debt, resulted in net reorganization expense of $59.413 million. In addition, the Company incurred $18.779 million of reorganization expenses throughout 2004 primarily related to legal and professional services.

Results of Operations—(Conditions)

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

The Company is legally required by various state and local regulations and/or contractual agreements to reclaim land disturbed by its quarrying activities and to remove buildings, land improvements and fixed equipment from certain properties. Upon adoption of SFAS No. 143 at January 1, 2003, the Company recorded asset retirement obligations totaling $5.854 million, increased net property and equipment by $3.574 million and recognized a non-cash cumulative effect charge of $1.391 million (net of income tax benefit of $889,000).

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

The accretion of the asset retirement obligations and depreciation of the capitalized costs, which are included in depreciation, depletion, amortization and accretion on the consolidated statement of operations, are being recognized over the estimated useful lives of the operating locations (i.e., to their expected closure dates). A movement of the Company’s asset retirement obligations during the year ended December 31, 2004 follows (in thousands):

	Predecessor Company		Predecessor Company
	2004		2003
Asset retirement obligations upon adoption at January 1	$6,779		$5,854
Accretion expense	488		481
Provisions and adjustments to prior reserves and actual expenditures, net	571		444
Fresh-Start fair value adjustment	758		-0-

Balance at December 31	8,596	*	6,779

*	Note that December 31, 2004 balance represents the Reorganized Company’s liability.

The Company is required to adjust its asset retirement obligation liability to fair value in Fresh-Start reporting, which is the present value of amounts to be paid determined at appropriate current interest rates. This adjustment increased the asset retirement obligation liability by $758,000. In addition, the Company has valued the fixed asset component of the asset retirement obligation liability at the same value and eliminated the associated accumulated depreciation previously recorded by the Predecessor Company. The impact is that the Reorganized Company has increased the net land reclamation asset by $4.821 million with the net credit of $4.063 million being recognized as a reorganization item, net.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On a continual basis, the Company evaluates its estimates, including those related to accounts receivable reserves, inventories, intangible assets, impairment and useful lives of long-lived assets, pensions and other postretirement benefits, restructuring and voluntary early retirement program reserves, asset retirement obligations, taxes and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounts Receivable and Revenue Recognition

The Company is required to estimate the collectability of its trade and note receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables. If the financial condition of the Company’s customers were to deteriorate, additional reserves may be required. As part of Fresh-Start reporting, changes were made to the method of reserving accounts. Sales are recognized when products are shipped and the title has transferred to the customer. Operating revenues are recognized as services are provided to customers. For Great Lakes shipments in process at year-end, the Company recognizes revenue pro-ratably based upon the number of sailing days per voyage. Total net sales and operating revenues include external freight billed to customers with the related costs included in cost of sales.

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

Postretirement Benefits

The Company’s pension and postretirement benefit costs and credits are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. The Company considers current market conditions, including changes in interest rates, the age of the Company’s workforce and retirees, current health care costs and other factors, in selecting these assumptions. The Company has made changes to these assumptions in recent periods and future postretirement benefit costs or credits may change based upon changes in these assumptions. The discount rate used by the Company follows the AA Moody’s rate. Asset return calculations are based on the assumption of a 70% bond and 30% equity portfolio. The impact of a 1% reduction in the expected pension return would be approximately $900,000. For further discussion on the assumptions used for calculating postretirement benefits, see Note J to the consolidated financial statements.

Critical Accounting Policies—(Continued)

All of the Company’s pension and postretirement benefit liabilities were reinstated following the Effective Date of the Plan. Prior to the Effective Date of the Plan, some of the pension plans held shares of old common stock. That old common stock was sold prior to the Effective Date of the Plan and, as such, the plans did not receive warrants to purchase common stock. As part of the adjustment to fair value for Fresh-Start reporting, the Company’s pension and postretirement benefit cost liabilities were adjusted to the projected benefit obligation less fair market value of assets for pensions and the accumulated projected benefit obligation for other postretirement benefit costs. All past net actuarial losses and unrecognized prior service costs are eliminated in Fresh-Start adjustments. For further discussion on Fresh-Start adjustments, see Note B to the consolidated financial statements.

Restructuring and Impairment Charges

During 2001, the Company recognized two separate charges for restructuring and a voluntary early retirement program. Inherent in these charges were estimates related to the settlement of contractual obligations and estimates related to the incremental postretirement benefits awarded to retirees. Additionally, the Company recognized asset impairment charges during 2004, 2003 and 2002. The impairment of fixed assets included estimating fair value less cost to sell.

Asset Retirement Obligations

Inherent in the Company’s estimate of asset retirement obligations under SFAS No. 143, which was initially adopted in the first quarter of 2003, are key assumptions, including inflation rate, discount rate, expected lives of the Company’s operating locations and third-party overhead and profit rates. The estimated obligations are particularly sensitive to the impact of changes in the expected lives and the difference between the inflation and discount rates. Changes in state and local regulations, the Company’s contractual obligations, available technology and overhead rates or profit rates would also have a significant impact on the recorded obligations. The Reorganized Company adjusted its asset retirement obligation liability to fair value in Fresh-Start reporting which is the present value of amounts to be paid determined at appropriate current interest rates. This adjustment increased the asset retirement obligation liability by $758,000. In addition, the Reorganized Company valued the fixed asset component of the asset retirement obligation liability at the same value and eliminated the associated accumulated depreciation previously recorded by the Predecessor Company. The impact is that the Reorganized Company increased the net land reclamation asset by $4.821 million and recognized the net credit of $4.063 million as a reorganization item, net.

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

In addition to these policies, as of dates after emergence from bankruptcy and for periods ending after emergence from bankruptcy, the Company’s financial statements will also reflect the impact of Fresh-Start reporting. In addition, the application of the going concern basis of accounting involves a range of subjective judgments, principally in relation to the Company’s ability to service existing indebtedness through continued compliance with debt covenants and payment of interest due and the sufficiency of resources to allow the Company to continue to operate in the ordinary course and thereby realize the Company’s assets and discharge liabilities in the normal course of business for a period of 12 months following the date of the Independent Registered Public Accounting Firm Report included elsewhere in this filing.

Please see Note B to the consolidated financial statements for a more complete description of the Company’s significant accounting policies and Fresh-Start reporting.

New Accounting Pronouncements

In May 2004, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS No. 106-2”). FSP FAS No. 106-2 is effective for interim or annual periods beginning after June 15, 2004. See Note J to the consolidated financial statements for the effect of FSP FAS No. 106-2.

In December 2004, the Financial Accounting Standard Board (FASB) issued FASB No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.”

Generally, the approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption is permitted in financial statements which have not yet been issued. Due to Fresh-Start reporting, the Company is required to adopt Statement 123(R) as a Fresh-Start adjustment on December 31, 2004. The effects of Statement 123 (R) will be reflected as of January 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt Statement 123(R) using the modified-prospective method.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Due to Fresh-Start reporting, the Company is required to adopt SFAS No. 151 as a Fresh-Start adjustment on December 31, 2004. Management does not believe the adoption will have a material effect on the Company’s results of operations, financial condition or liquidity.

In December 2004, the FASB issued FSP FAS No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004” (“FSP FAS No. 109-1”). This statement requires the qualified production activities deduction as defined in the American Jobs Creation Act of 2004 (the “Jobs Act”) to be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes.” The statement also requires that the special deduction should be considered in measuring deferred taxes when graduated tax rates are a significant factor and when assessing whether a valuation allowance is necessary. FSP FAS No. 109-1 was effective upon issuance. In accordance with the Jobs Act, determination of the qualified production activities deduction is not required until 2005, however, due to Fresh-Start reporting, the Company is required to adopt FSP FAS No. 109-1 as a Fresh-Start adjustment on December 31, 2004. Due to the projected tax losses for the next few years, management does not believe that this statement will have a material effect on the Company’s results of operations, financial condition and liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this item is submitted in a separate section of this Annual Report on Form 10-K on page 40 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this Annual Report on Form 10-K on pages F-1 through F-51.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

In connection with management’s evaluation, no changes during the Company’s fourth quarter ended December 31, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Registrant

The Executive Officers of the Company are as follows:

Name	Age	Position
Michael D. Lundin	45	President and Chief Executive Officer
Julie A. Boland	38	Vice President, Chief Financial Officer and Treasurer
Sylvie A. Bon	47	Vice President, Administration and Chief Information Officer
Michael J. Minkel	53	Vice President, Marketing and Business Development
Rochelle F. Walk	44	Vice President, General Counsel and Secretary

Michael D. Lundin was appointed the Company’s President and Chief Executive Officer in December 2002, and has served as a Director since December 12, 2001. Prior to serving as a Director, Mr. Lundin served as President and Chief Operating Officer, Oglebay Norton Company, from November 1, 2001; as Vice President,

Michigan Operations and President, Michigan Limestone Operations, Inc., a limestone quarry operation, from April 2000; and was President and one of the owners of Michigan Limestone Operations Limited Partnership for more than five years and up until the partnership was acquired by the Company in 2002. Additionally, Mr. Lundin has served on the Board of Directors of the United Shipping Alliance since 2002.

Julie A. Boland was appointed the Company’s Vice President, Chief Financial Officer and Treasurer on January 1, 2002. From 1999 until 2001, Ms. Boland was Vice President, Credit Risk Management & Advisory Group for Goldman Sachs International, a global investment banking, securities and investment management firm; was Vice President, Fixed Income, Loan Capital Markets and served in other roles for J.P. Morgan & Co., an investment banking firm, from 1993 to 1999; and was employed as a Certified Public Accountant for PriceWaterhouse, a public accounting firm, from 1988 to 1991.

Sylvie A. Bon was appointed the Company’s Vice President, Administration and Chief Information Officer in May 2003. Prior to that time, Ms. Bon was appointed the Company’s Vice President and Chief Information Officer on May 1, 2002. Prior to joining the Company, Ms. Bon was employed by Avery Dennison, a global producer of office supply and self-adhesive products, where she served as Director, Information Systems, Fasson Roll Worldwide. Prior to that, Ms. Bon served as Director, Information Systems, Fasson Roll North America; Manager, Information Systems, Avery Dennison Europe, Fasson Roll Division; and Manager, Distribution and Logistics. Ms. Bon was employed by Avery Dennison for more than five years.

Michael J. Minkel was appointed the Company’s Vice President, Marketing and Business Development in July 2003. Prior to that, Mr. Minkel served as the Company’s Vice President of Sales and Marketing from November 2002; served Oglebay Norton Specialty Minerals, Inc. as Vice President of Sales and Marketing from 2000 until 2001; and served as General Manager–Kings Mountain Operations from 2001 until 2002. Prior to joining the Company, Mr. Minkel served as President of Exploration Computer Services, an Australian software and mining-consulting firm, and held various positions in the natural resource industry since 1974, including positions in coal exploration geology and mine planning, oil and gas software sales and consulting, and energy industry-related strategic information sales and consulting.

Rochelle F. Walk was appointed as one of the Company’s Vice-Presidents and General Counsel in August 1999 and has served as the Company’s Secretary since June 1998. Prior to joining the Company, she was Corporate Counsel, a Business Unit Director and Marketing Director of the Sherwin Williams Company, a global producer of paints and coatings, from 1990 to 1998, and was an attorney with the law firm of Ulmer & Berne from 1986 to 1990.

Except as noted above, all executive officers of the Company have served in the capacities indicated, respectively, during the past five years. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office.

Board of Directors of the Registrant

The Company’s Board of Directors currently has seven members. Out of the seven Directors, the holders of convertible preferred stock designated five Directors: DeLyle W. Bloomquist, Eugene I. Davis, Laurence B. Goddard, Robert H. Kanner, and Thomas O. Boucher Jr.; and management designated Michael D. Lundin and John P. O’Brien. Of the five Directors designated by holders of Senior Subordinated Notes who were party to the commitment agreement and who received shares of convertible preferred stock, one of such Directors, Mr. Boucher, was designated by such of Senior Subordinated Notes who became holders of common stock. The biographies of each of the Directors are included below:

Name	Age	Principal Occupation, Business Experience and Other Directorships	Director Since
DeLyle W. Bloomquist	45	President and Chief Executive Officer of General Chemical Industrial Products, Inc. (formerly General Chemical Corporation), a producer of soda ash and calcium chloride, since April 2004. He served as Vice President and Chief Operating Officer of General Chemical Group, Inc. from April 1999 until March 2004. He served as Vice President and General Manager of the Industrial Chemicals division of General Chemical Corporation, from January 1996 until April 1999. Mr. Bloomquist has served on the Board of Directors of General Chemical Industrial Products, Inc. since April 1999. General Chemical Industrial Products, Inc. filed a “pre-packaged” Chapter 11 bankruptcy plan in December 2003 and emerged from bankruptcy on March 30, 2004.	2005

Thomas O. Boucher, Jr.	47	Managing Director of Ingalls & Snyder LLC, a broker dealer and registered investment advisor, since January 1996. He has served as General Partner of Ingalls & Snyder Value Partners, L.P., an investment partnership focused primarily on high yield corporate bonds, since December 1992.	2005

Eugene I. Davis	50	Chairman and Chief Executive Officer of Pirinate Consulting Group, LLC, a consulting firm specializing in crisis and turn-around management, liquidation and sales management, merger and acquisition consulting, hostile and friendly takeovers, proxy contests and strategic planning advisory services for public and private business entities, since 1999. Previously, he was Chief Operating Officer of Total-Tel USA Communications, Inc., an integrated telecommunications provider, from 1998 until 1999. He served as Director of Emerson Radio Corp., an international distributor of electronic products, from 1990 to 1997, as Executive Vice President and Interim Chief Financial Officer from 1992 to 1994, as President from 1994 to 1997 and as Vice Chairman in 1997. Mr. Davis served as Chief Executive Officer and Director of Sport Supply Group, Inc., a distributor of sporting goods and athletic equipment, from 1996 to 1997 and as Vice Chairman in 1997. Mr. Davis has been Chairman of Atlas Air Worldwide Holdings, Inc. since July 2004 and Chairman of General Chemical Industrial Products, Inc. since May 2004. He is on the Boards of Directors of Telcove, Inc., Metals USA, Inc., Tipperary Corporation and Exide Technologies and is the chair of the compensation committee of Exide Technologies.	2005

Name	Age	Principal Occupation, Business Experience and Other Directorships	Director Since
Laurence V. Goddard	52	President, Chief Executive Officer and a Director of The Parkland Group, Inc., a consulting firm focusing on business turnarounds, performance and value enhancement. He served as Vice President and Director of York Publishing Company in 2003. Mr. Goddard served as President and Chief Executive Officer of Waco International Corporation, a manufacturer and distributor of construction equipment and supplies from 1982 until 1990.	2005

Robert H. Kanner	57	Director and Executive Officer of Pubco Corporation, a manufacturer of computer printer and labeling supplies, labeling devices and specialized construction products, since 1983, and is currently Pubco Corporation’s Chairman, President and Chief Executive Officer. Prior to 1999, Mr. Kanner also served as Chief Financial Officer of Pubco Corporation. Mr. Kanner is a Director and limited partner of Gummed Papers of America L.P., a provider of sheet-fed label paper and specialty products to the printing industry. He has served as Chairman and Chief Financial Officer of Aspen Imaging International, Inc. and Chairman and Chief Financial Officer of Bobbie Brooks, Incorporated through June 1996 when they were acquired by Pubco Corporation. He served as Director of Riser Foods Inc. between 1988 and 1997 and Director of ClevTrust Realty Investors between 1992 and 1998. He also served as Director of Prime Retail Inc. between 2001 and 2002. He has been a Director of Beverly Hills Bancorp Inc. (formerly known as Wilshire Financial Services Group Inc.) since 2002.	2005

Michael D. Lundin	45	President and Chief Executive Officer of Oglebay Norton Company since December 2002, and has served as a Director of Oglebay Norton Company since December 12, 2001. Prior to serving as a Director, Mr. Lundin served as President and Chief Operating Officer, Oglebay Norton Company, from November 1, 2001; as Vice President, Michigan Operations and President, Michigan Limestone Operations, Inc., a limestone quarry operation, from April 2000; and was President and one of the owners of Michigan Limestone Operations Limited Partnership for more than five years and up until the partnership was acquired by the Company in 2002. Additionally, Mr. Lundin has served on the Board of Directors of the United Shipping Alliance since 2002.	2001

John P. O’Brien	63	Managing Director of Inglewood Associates, Inc., a private investment and consulting firm specializing in turnarounds of financially underperforming companies, litigation support and valuation services. Previously, Mr. O’Brien served as Chairman of the Board and Chief Executive Officer of Jeffrey Mining Products, L.P., a manufacturer and distributor of underground mining products, from October 1995 until June 1999. He has served as the Chairman of the Board of Directors of Allied Construction Products, LLC, a manufacturer and distributor of hydraulic and pneumatic demolition, compaction, and horizontal boring tools and trench shoring devices, since 1993, and is on the Boards of Directors of Century Aluminum Company and Preformed Line Products.	2003

The Company’s Board of Directors has determined that Directors, Eugene I. Davis, Laurence V. Goddard and John P. O’Brien qualify as the Company’s “audit committee financial experts,” within the meaning of applicable Securities and Exchange Commission regulations, serving on the Company’s Audit Committee due to their experience and professional education, including their business experience listed in the above table. The Company’s Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and all members of the Company’s Audit Committee are independent under applicable NASDAQ independence standards and Rule 10A-3 under the Exchange Act.

The election process for the Board of Directors is as follows:

•	the holders of the convertible preferred stock, voting as a separate class, elect the “convertible preferred stock number” at each annual election of the Directors, which is a maximum of four. In case of any removal, either with or without cause, of a Director elected by the holders of the convertible preferred stock, the holders of the convertible preferred stock are entitled, voting as a separate class either by written consent or at a special meeting, to elect a successor to hold office for the unexpired term of the Director who has been removed. In case of any vacancy (other than removal) in the office of a Director elected by the holders of the convertible preferred stock, the vacancy will be filled by the remaining Directors elected to the Board of Directors by the holders of the convertible preferred stock; and

•	the remaining Directors will be elected by holders of common stock voting separately as a single class. In case of any removal, either with or without cause, of a Director elected by the holders of common stock, the holders of common stock are entitled, voting as a separate class either by written consent or at a special meeting, to elect a successor to hold office for the unexpired term of the Director who has been removed. In case of any vacancy (other than removal) in the office of a Director elected by the holders of common stock, the vacancy will be filled by the remaining Directors elected to the Board of Directors by the holders of common stock.

For purposes of this description, the “convertible preferred stock number” means, at any given time, for so long as (1) at least 75% of the shares of convertible preferred stock outstanding as of January 31, 2005 remain outstanding, a maximum of four Directors, (2) less than 75%, but more than 50%, of the shares of convertible preferred stock outstanding as of January 31, 2005 remain outstanding, a maximum of three Directors, (3) the percentage of the shares of convertible preferred stock outstanding as of January 31, 2005 that remain outstanding is equal to or between 25% and 50%, a maximum of two Directors, and (4) less than 25% of the shares of convertible preferred stock outstanding as of January 31, 2005 remain outstanding, a maximum of one Director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and executive officers and persons who own more than 10% of any class of any of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission. The Company periodically reminds its Directors and executive officers of their reporting obligations and assists in making the required disclosure once the Company is notified that a reportable event has occurred. The Company is required to report in this Annual Report on Form 10-K any failure by any of the above mentioned persons to make timely Section 16 reports.

Based solely on the Company’s review of copies of forms that the Company has received, and written representations from the Company’s Directors and executive officers, the Company is unaware of any instances of noncompliance, or late compliance, with Section 16(a) filing requirements by its Directors, executive officers or greater than 10% stockholders during 2004, except that, during the fourth quarter of 2004, William G. Pryor, a former Director of the Company, failed to timely report certain sales transactions involving his ownership of the Company’s old common stock.

Bankruptcy

On February 23, 2004, the Company and all of its direct and indirect wholly-owned subsidiaries filed for voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code to pursue a financial restructuring that would permit the Company to reduce its indebtedness and provide more financial flexibility to implement its business strategy. The Plan was confirmed by the Bankruptcy Court on November 17, 2004. The Plan became effective and the Company emerged from Chapter 11 on January 31, 2005.

Code of Conduct and Ethics

The Company maintains a Code of Conduct and Ethics that covers all employees, including its principal executive officer, principal financial officer, and principal accounting officer, or persons performing similar functions. The Company’s Code of Conduct and Ethics is available on the Company’s internet site at www.oglebaynorton.com.

ITEM 11.	DIRECTOR AND EXECUTIVE COMPENSATION

Post-Emergence Director Compensation

Each of the Company’s non-employee Directors is paid compensation as is determined by the Company. These Directors may not participate in the management stock plan.

On January 31, 2005, the Company’s Organization and Compensation Committee adopted a compensation scheme for the members of the Board of Directors. Mr. Boucher, as the Chairman of the Board of Directors and the Chair of the Executive Committee of the Board, will receive a retainer of $100,000 per year. Mr. Boucher will not receive any additional retainers as compensation for his services. Each of the other members of the Board of Directors will receive a retainer of $45,000 per year. The Chair of the Audit Committee will receive an additional retainer of $10,000 per year for his services, and the Chairs of each of the other committees (excluding the Executive Committee, but including the Organization and Compensation Committee and the Nominating and Governance Committee) will each receive an additional retainer of $3,000 per year for their respective services. All retainers will be paid quarterly in advance of each calendar quarter.

In connection with meeting fees, the Organization and Compensation Committee also decided that each member of the Board of Directors, including the Chairman of the Board, will be paid $2,000 for each full meeting of the Board of Directors or a committee of the Board of Directors attended in person and $1,000 for each full meeting of the Board of Directors or a committee of the Board of Directors attended telephonically; provided, however, in the event a Director attends two or more meetings on the same calendar day, the fee for each meeting attended after the first will be $1,000 per meeting and the maximum daily fee earned will not exceed $4,000. All meeting fees will be paid quarterly in arrears. Employee Directors, however, shall not be entitled to receive any retainer or any meeting fees for their services. Directors are reimbursed for expenses they incur in attending Board and committee meetings.

Pre-Emergence Director Compensation

Prior to the Effective Date of the Plan, except for the Chairman of the Board, Directors who were not the Company’s employees received a fee of $12,000 per year and $900 for each Board and committee meeting attended, including meetings of non-standing subcommittees. Committee Chairs received $1,200 for each committee meeting they chaired. The Chairman of the Board received annual compensation of $100,000. Except for the Chairman of the Board, Directors who were not the Company’s employees also received an annual award of 800 shares of common stock under the Oglebay Norton Company Director Stock Plan. Directors were reimbursed for expenses they incurred in attending Board and committee meetings.

In 1998, the shareholders approved the Oglebay Norton Company Director Fee Deferral Plan (the “Director Fee Deferral Plan”). The Director Fee Deferral Plan, which was amended and restated effective January 1, 2002, permitted non-employee Directors to defer all or part of the cash portion of their compensation into:

•	share units based upon the market price of the Company’s old common stock at the date on which the cash computation otherwise would have been paid; or

•	an account as deferred cash that was credited with a market rate of interest.

In addition, amounts deferred into share units received a 25% matching credit by the Company, including a 25% matching credit for deferred dividend equivalents. Since 2002, Directors also have been able to defer part or all of their annual award of old common stock under the Director Stock Plan on the same terms as provided in the Director Fee Deferral Plan. Prior to the termination of the Director Fee Deferral Plan, certain Directors elected to receive share units instead of deferred cash plus interest. The Director Fee Deferral Plan was terminated effective as of May 1, 2004. Upon termination, in accordance with the terms of the Director Fee Deferral Plan, deferred share units were converted into shares of old common stock and distributed to participants. Such participants who held shares of record of the old common stock as of the close of business on the warrant distribution record date received warrants in connection with the Plan, exercisable until March 2, 2005, to purchase shares of common stock.

Compensation Committee Interlocks and Insider Participation

During 2004, Messrs Malvin E. Bank, William G. Bares, James T. Bartlett, Albert C. Bersticker, John P. O’Brien and William G. Pryor and Ms. Madeleine W. Ludlow served on the Compensation, Organization and Governance Committee.

During 2004, none of the executive officers or Directors was a member of the Board of Directors or compensation committee of any other company where the relationship would be construed to constitute a committee interlock within the meaning of the rules of the SEC.

Summary Compensation Table

The table below shows individual compensation information for the Company’s Chief Executive Officer and the Company’s four most highly compensated executive officers other than the Chief Executive Officer (the “named executive officers”).

Long Term Compensation
		Annual Compensation			Awards			Payouts
Name and Principal Position (1)	Year	Salary ($)(2)	Bonus ($)(2)(3)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)		LTIP Payouts ($)(5)	All Other Compensation ($)(4)
Michael D. Lundin President and Chief Executive Officer	2004 2003 2002	$474,038 425,000 310,577	$315,250 21,250 —	— — —	— — —	$	— 32,000 30,000	$ — — 167,633	$	— 14,300 10,027

Julie A. Boland Vice President, Chief Financial Officer and Treasurer	2004 2003 2002	239,712 225,000 225,000	129,375 11,250 70,000	— — —	— — —		— 16,000 22,000	— — —		— 3,505 2,865

Sylvie A. Bon Vice President, Administration and Chief Information Officer	2004 2003 2002	171,538 165,000 106,615	82,100 8,250 24,651	— — —	— — —		— 5,000 10,500	— — —		— 3,178 2,665

Michael J. Minkel Vice President, Marketing and Business Development	2004 2003 2002	165,231 165,616 139,654	78,950 8,000 —	— — —	— — —		— 5,000 5,000	— — —		— 2,473 5,981

Rochelle F. Walk Vice President, General Counsel and Secretary	2004 2003 2002	180,231 175,000 175,000	86,000 8,750 —	— — —	— — —		— 7,000 5,000	— — —		— 2,221 8,809

(1)	Mr. Lundin was appointed President and Chief Executive Officer on December 4, 2002. Ms. Boland joined the Company in January 2002. Ms. Bon joined the Company in May 2002.
(2)	Includes amounts deferred in 2003 by the named executives under the Oglebay Norton Capital Accumulation Plan for salary earned in 2003 or bonus earned in 2002: Bon—$11,807; and Minkel—$6,715. Includes amounts deferred in 2002 by the named executives under the Oglebay Norton Capital Accumulation Plan for salary earned in 2002 or bonus earned in 2001: Bon—$3,808; and Minkel—$20,320. The Oglebay Norton Capital Accumulation Plan was terminated, effective June 1, 2003. Includes amounts deferred in 2003 and 2002, respectively, by the named executives under the Oglebay Norton Incentive Savings and Stock Ownership Plan: Lundin—$12,000 and $10,500; Boland—$10,750 and $5,731; Bon—$12,000 and $5,064; Minkel—$12,000 and $11,000; and Walk—$11,821 and $10,582.
(3)	Includes special bonuses and annual incentive bonuses earned for 2004 approved by the Organization and Compensation Committee of the Board of Directors (and its predecessor committee) and awarded in 2004 and 2003 to Mr. Lundin, Ms. Boland, Ms. Walk, Mr. Minkel and Ms. Bon for their contributions to the Company’s ongoing financial and operating restructuring.
(4)	Includes contributions by the Company during 2004, 2003 and 2002, respectively, for the named executives under the Oglebay Norton’s Incentive Savings and Stock Ownership Plan: Lundin—$0, $6,000 and $5,250; Boland—$0, $3,505 and $2,865; Bon—$0, $2,649 and $2,532; Minkel—$0, $2,418 and $4,889; and Walk—$0, $2,221 and $5,366. Includes contributions by the Company during 2003 and 2002, respectively, for the named executives under the Oglebay Norton Capital Accumulation Plan: Bon— $529 and $133; Minkel—$55 and $1,092; and Walk—$0 and $0. Also, includes payments by the Company for life insurance premiums for 2004, 2003 and 2002, respectively: Lundin—$0, $8,300 and $4,777; and Walk—$0, $0 and $3,443.
(5)	The amount was paid in cash in 2003 for the payout earned for the period from 1999 to 2002 under the Oglebay Norton Company 1999 Long-Term Incentive Plan.

Stock Option Grants

The predecessor to the Organization and Compensation Committee approved the 2002 Stock Option Plan to enable the Company to attract and retain key members of management, provide incentives and reward performance, and ensure that the interests of key members of management were aligned with the shareholders’ interests. The 2002 Stock Option Plan was approved by the shareholders of the Company at the 2002 Annual Meeting. The maximum number of shares of old common stock subject to awards granted under the 2002 Stock Option Plan was 500,000 shares, with no more than 125,000 shares to be awarded in any single year. Old common stock option awards could be incentive stock options, which are stock options that meet the requirements for qualification under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options, which are stock options that do not qualify as incentive stock options. The exercise price of an old common stock option was to be at or above the closing price of the old common stock on the date of grant. Old common stock options were exercisable for a period not to exceed ten years from the date of grant. The predecessor to the Organization and Compensation Committee determined when the right to exercise old common stock options vested for each participant granted an award. The options had no value unless the old common stock price appreciated and the recipient satisfied the applicable vesting requirements. In the event of a “change in control,” unless otherwise determined by the predecessor to the Organization and Compensation Committee, all old common stock options then outstanding would have become fully exercisable as of the date of the change in control. All other terms, conditions and restrictions with respect to each award were determined by the predecessor to the Organization and Compensation Committee.

Under the Plan, the 2002 Stock Option Plan was terminated, all outstanding old common stock options issued under the 2002 Stock Option Plan were cancelled and the holders of such options are no longer able to exercise such options. Additionally, all shares of old common stock were cancelled under the Plan, and record holders of shares of old common stock with allowed interests under the Plan received warrants, exercisable until March 2, 2005, to purchase up to an aggregate of 576,256 shares of common stock at an exercise price of $10 per share. Warrants for 404,071 shares of common stock were exercised in the Company’s warrant offering.

Option/SAR Grants in Last Fiscal Year

During the last completed fiscal year, none of the named executive officers received grants of stock options.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

During the last completed fiscal year, none of the named executive officers exercised options and the exercise price for all exercisable as well as all unexercisable options was in excess of the stock price for the Company’s old common stock.

Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End

Option/ SAR Values

	Shares Acquired on		Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)	Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($)
Name	Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
M.D. Lundin	0	$0.00	15,625/ 64,875	$ 0.00/ $0.00
J.A. Boland	0	0.00	8,000/ 30,000	0.00/ 0.00
S.A. Bon	0	0.00	3,875/ 11,625	0.00/ 0.00
M.J. Minkel	0	0.00	3,875/ 9,625	0.00/ 0.00
R.F. Walk	0	0.00	10,250/ 13,500	0.00/ 0.00

Long-Term Incentive Plan

During the last completed fiscal year, none of the named executive officers received an award under any long-term incentive plan of the Company.

Management Stock Plan

As of January 31, 2005, the Company implemented the management stock plan to attract, retain and motivate key employees following the Effective Date of the Plan of Reorganization. The terms of the management stock plan were negotiated with the creditors’ committee. The management stock plan in many respects replaces certain elements of the 2002 Stock Option Plan. A total of up to 1,328,049 shares of common stock are available for issuance pursuant to restricted stock and/or stock options granted under the management stock plan and, as of January 31, 2005, 264,837 shares of restricted common stock and 397,255 options to purchase shares of common stock, with a strike price of $12.63 per share, were issued. The remaining shares are available for future grants. Under the management stock plan, the initial grants of restricted stock vest at the rate of 25% per year over a four-year period commencing on July 1, 2005, and the initial stock options vest at the rate of 33 1/3% per year over a three-year period commencing on the Effective Date of the Plan. Accelerated vesting applies in certain circumstances specified in the plan document, including a change in control or a termination without cause. The Company’s Board of Directors (or a committee of the Board of Directors) determines the awards of restricted stock and options to be granted under the management stock plan. Management believes that the size and terms of the management stock plan are appropriate, within market terms and necessary to achieve the goals of attracting, retaining and motivating key employees.

Management Incentive Plan

As of January 31, 2005, the Company implemented the management incentive plan to provide certain key employees with an incentive to remain in the Company’s employ following January 31, 2005. The terms of the management incentive plan were negotiated with the creditors’ committee. The management incentive plan includes a retention bonus benefit and a supplemental severance benefit. Under the retention bonus portion of the plan, a total of 44 key employees received a retention bonus equal to a percentage of their annual base salary, payable 50% upon continued employment as of January 31, 2005, and 50% 90 days after January 31, 2005. The aggregate amount of retention bonuses for the 44 key employees is $2.186 million. A discretionary bonus pool of $250,000 (subject to a cap of $10,000 for any one employee) also was available for distribution to the Company’s employees who were not otherwise participating in the retention bonus portion of the plan. As determined by the Organization and Compensation Committee of the Board of Directors based on recommendations from the Company’s Chief Executive Officer and President and approved by the Board of Directors, discretionary bonuses were paid to 41 employees on January 31, 2005. These employees were paid 100% of their respective discretionary bonuses on January 31, 2005. The discretionary bonuses were awarded to employees who made a significant contribution to the Company’s successful reorganization efforts, as recommended by the Company’s officers to the Organization and Compensation Committee and the Company’s Board of Directors. The discretionary bonuses awarded were not reflective of salary or job level, but rather were based on merit. Under the supplemental severance portion of the plan, a total of 44 key employees were eligible for a supplemental severance payment equal to either 100% or 50% of their annual base salary, payable, subject to applicable law, upon termination without cause within 12 months of January 31, 2005, which was the Effective Date of the Plan. The supplemental severance payment will be reduced by one month for each month that such a termination occurs subsequent to January 31, 2005, to a minimum of six months. The maximum cost of the supplemental severance benefits (assuming all eligible employees were immediately terminated) is approximately $4.381 million.

An employee’s participation in the management incentive plan is in addition to, as applicable, the management stock plan, any management employment agreements or officer agreements effective on or after January 31, 2005, the Company’s annual incentive plan and any other plans or benefits that the Company may provide to the Company’s employees in the ordinary course of business.

Retirement Plans

Qualified Pension Plan and Excess and TRA Supplemental Benefit Retirement Plan

The Company sponsors the Oglebay Norton Company Pension Plan (the “Pension Plan”), which is a defined benefit pension plan that covers substantially all of the Company’s full-time salaried and some hourly employees at certain locations, and the Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (the “TRA Supplemental Benefit Retirement Plan”), which applies to highly compensated salaried employees. These benefits for eligible employees are based on average annual compensation for the highest five consecutive years during the last ten years of employment prior to retirement.

The table below shows the annual pension payable under the Pension Plan and the TRA Supplemental Benefit Retirement Plan at normal retirement age:

	Estimated Annual Benefit (Assuming Retirement on January 1, 2005) Years of Service
Remuneration	15 Years	20 Years	25 Years	30 Years	35 Years
$75,000	$16,875	$22,500	$28,125	$33,750	$39,375
100,000	22,500	30,000	37,500	45,000	52,500
150,000	33,750	45,000	56,250	67,500	78,750
200,000	45,000	60,000	75,000	90,000	105,000
250,000	56,250	75,000	93,750	112,500	131,250
300,000	67,500	90,000	112,500	135,000	157,500
350,000	78,750	105,000	131,250	157,500	183,750
400,000	90,000	120,000	150,000	180,000	210,000
450,000	101,250	135,000	168,750	202,500	236,250
500,000	112,500	150,000	187,500	225,000	262,500
550,000	123,750	165,000	206,250	247,500	288,750
600,000	135,000	180,000	225,000	270,000	315,000
650,000	146,250	195,000	243,750	292,500	341,250
700,000	157,500	210,000	262,500	315,000	367,500
750,000	168,750	225,000	281,250	337,500	393,750
800,000	180,000	240,000	300,000	360,000	420,000
850,000	191,250	255,000	318,750	382,500	446,250

Benefits under the Pension Plan and the TRA Supplemental Benefit Retirement Plan for eligible salaried employees are based on average annual compensation for the highest five years during the last 10 years of employment prior to retirement. Covered compensation is equal to total base pay and certain incentive compensation (including amounts deferred under the former long-term incentive plan), which is substantially the same as shown in the salary and bonus columns of the Summary Compensation Table shown above. The annual benefit is calculated by multiplying the participant’s average compensation by a factor of 1.5% and the participant’s years of covered service (but not below a minimum benefit unrelated to compensation). Benefits are paid in a straight life annuity form to unmarried participants and in the form of 50% joint and survivor annuities to married participants and are not subject to reduction for Social Security or other offset.

Certain surviving spouse benefits are also available under the plans, as well as early retirement and facility shutdown benefits. The benefits table shown above has been prepared without regard to benefit limitations imposed by the Internal Revenue Code. The years of benefit service credited for executive officers named in the Summary Compensation Table are: Mr. Lundin—5.5 years (not including service under a prior plan); Ms. Boland—3.83 years; Ms. Bon—3.5 years; Mr. Minkel—5.83 years; and Ms. Walk—7.42 years. Mr. Lundin is also vested in a benefit earned prior to the acquisition of Michigan Limestone. The benefit is based on 6.08 years of service. If Mr. Lundin were to terminate his employment today, he would be entitled to a monthly benefit of $380 for a total monthly benefit of $773 ($9,281 annually) payable at age 65.

The Internal Revenue Code limits the benefits provided under qualified pension plans. The TRA Supplemental Benefit Retirement Plan is a non-qualified retirement plan that provides benefits to highly compensated salaried employees. The TRA Supplemental Benefit Retirement Plan provides for the payment, out of the Company’s general funds, of the amount that an eligible participant would have received under the Pension Plan but for the Internal Revenue Code limits. The above table, which does not reflect those limits, shows the total annual pension benefits payable under both the Pension Plan and the TRA Supplemental Benefit Retirement Plan.

Capital Accumulation Plan

Effective January 1, 2000, Oglebay Norton adopted its Capital Accumulation Plan. The Capital Accumulation Plan was terminated on June 1, 2003, and all amounts due to the participants of the plan were paid out. Prior to its termination, under the Capital Accumulation Plan, certain management and highly compensated employees, who were limited in the amounts of salary and bonus they could defer pursuant to plans qualified pursuant to ERISA, could elect to defer receipt of salary, bonus and/or long term incentive compensation. Participants were permitted to defer up to 50% of their salary, up to 100% of their bonus and up to 100% of their long-term incentive compensation, each in 10% increments, payable during the year.

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

Officer Agreements

Officer Agreements Operative Upon Change in Control of Oglebay Norton

Before filing for Chapter 11, the Company and certain of its current and former executive officers were parties to separate agreements (collectively, the “Old Officer Agreements”). The Old Officer Agreements were designed to retain those individuals and provide for continuity of management in the event of any actual or threatened change in control (as defined in the Old Officer Agreements) of the Company. None of the rights of the individuals under the Old Officer Agreements became operative unless there was a change in control of the Company. Consummation of the Plan did not constitute a change in ownership or change in control under the Old Officer Agreements, and each named executive officer waived any such change in ownership or change in control provision by entering into new Change in Control and Employment Agreements.

There were two triggers that applied to the Old Officer Agreements. The first trigger required that a change in control occur. After a change in control, the officer was entitled to continued employment for a 30-month contract term at a compensation rate equal to the greatest of that in effect immediately before the change in control, that in effect two years before the change in control, or such greater rate as determined by the Company, and certain bonuses, plus certain additional benefits and continued participation in specified benefit plans as an executive officer (“Contract Compensation”). The second trigger occurred if, after a change in control, the officer was terminated without “cause” or the officer terminated his or her employment for “good reason.” If the second trigger occurred, then, subject to certain exceptions, the officer was entitled to receive compensation at the highest monthly rate payable to the officer during the 30-month contract term plus certain bonus awards instead of employment, but only for the longer of the time remaining in the original 30-month contract term (after the change in control) or six months. The officer was also entitled to receive certain additional benefits under certain circumstances for one year following the 30-month contract term.

After employment termination, however, the officer had to attempt to mitigate damages by seeking comparable employment elsewhere. If the officer was successful, compensation was reduced, dollar-for-dollar, for compensation and benefits received from the subsequent employer. In addition, the officer agreed not to disclose any of the Company’s trade secrets. If and to the extent payments made to the officer on account of a change in control were treated as excess parachute payments under the Internal Revenue Code, the Old Officer Agreements provided for an additional payment to make the officer whole with respect to additional excise tax payments.

On January 31, 2005, the Company entered into new Change in Control and Employment Agreements with Michael D. Lundin, Julie A. Boland, Sylvie A. Bon, Michael J. Minkel and Rochelle F. Walk that generally supersede the Old Officer Agreements with these individuals. The terms of the Change in Control and Employment Agreements were negotiated with the creditors’ committee. Each Change in Control and Employment Agreement is consistent with the Old Officer Agreements, but subject to the following changes:

•	the Change in Control and Employment Agreements contain a broader definition of “cause” and a narrower definition of “change of control”;

•	the Change in Control and Employment Agreements provide that upon a “change of control” (as defined in the Change in Control and Employment Agreement), the term of the employment shall be for a period of 12 months (rather than 30 months);

•	during such term, the executive officer will be entitled to receive compensation in an amount equal to the greater of (1) the executive officer’s base salary in effect immediately prior to the “change of control” or (2) the executive officer’s base salary in effect at any time during the two years preceding the “change of control” (excluding any mandatory bonus);

•	during the year in which the “change of control” occurs, the executive officer will also be entitled to receive a bonus under the annual bonus plan at a level no less than the target amount;

•	if the executive officer is terminated without cause or terminates his or her employment for good reason following the “change of control,” the executive officer will be entitled to receive severance benefits, subject to applicable law, until the later of (1) six months following termination or (2) the number of months remaining in the 12-month period following the “change of control,” and such severance shall be paid at the highest monthly rate calculated based on the amounts payable to the executive officer as provided in the two immediately preceding bullet points; and

•	the executive officer is not obligated to mitigate the amounts paid pursuant to the Change in Control and Employment Agreement.

Irrevocable Trusts

The Company has made commitments under various plans and agreements for supplemental pension benefits, deferred and executive compensation arrangements, and obligations arising in the event of a change in control, which it has not been required to fund on a current basis. In order to provide assurances that those commitments will be honored, the Company established three trusts with an independent trustee to provide additional security for these commitments in the event of a “change in control.” During 2002, the Company terminated one of the trusts and currently has two trusts remaining.

Irrevocable Trust Agreement II provides additional assurances for benefits and payments due under the TRA Supplemental Benefit Retirement Plan, the agreements with the Company’s former executive officers, certain deferred compensation agreements and the Company’s Supplemental Savings and Stock Ownership Plan. The Supplemental Savings and Stock Ownership Plan provides for cash payment of the amount by which certain participants’ benefits under the Incentive Savings and Stock Ownership Plan would exceed the Internal Revenue Code limitations applicable to that plan.

The Oglebay Norton Company Assurance Trust provides additional assurances for benefits and payments for current executives serving the Company after 2002 due under the Supplemental Savings and Stock Ownership Plan, the Officer Agreements, certain deferred compensation agreement, and the TRA Supplemental Benefit Retirement Plan. It also provides that, in the event of a threatened “change in control,” the Company will deposit in a pour-over trust, on an irrevocable basis, 125% of the aggregate unfunded obligations of the commitments. The trust becomes revocable if, after the threat, no “change in control” occurs. If a “change in control” does occur, the trust remains irrevocable.

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

The information presented below regarding beneficial ownership of our common stock and convertible preferred stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security. Under these rules, beneficial ownership includes any security with respect to which a person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right.

The following tables set forth, as of March 18, 2005, as to each current Director, each executive officer named in the Summary Compensation Table above, each beneficial owner of 5% or more of the common stock or convertible preferred stock and all current Directors and executive officers as a group: (1) the number of shares of common stock and convertible preferred stock, and (2) the percent of such classes, beneficially owned as of the Effective Date of the Plan. As of March 18, 2005, there were 3,597,479 shares of common stock outstanding and 8,500,000 shares of convertible preferred stock outstanding.

Beneficial Ownership

	Common Stock Beneficially Owned		Convertible Preferred Stock Beneficially Owned		Common Stock and Convertible Preferred Stock Beneficially Owned
Name of Beneficial Owner (1)	Amount (2)(3)	Percent of Class	Amount	Percent of Class	Amount (3)	Percent of Class (4)
Directors and Executive Officers
DeLyle W. Bloomquist	0	*	0	*	0	*
Thomas O. Boucher Jr. (5)	293	*	8,839	*	9,132	*
Eugene I. Davis	0	*	0	*	0	*
Laurence V. Goddard	0	*	0	*	0	*
Robert H. Kanner	0	*	0	*	0	*
John P. O’Brien	0	*	0	*	0	*
Michael D. Lundin	119,886	3.30%	0	*	119,886	*
Julie A. Boland	43,957	1.22%	0	*	43,957	*
Sylvie A. Bon	23,976	*	0	*	23,976	*
Michael J. Minkel	23,976	*	0	*	23,976	*
Rochelle F. Walk	23,976	*	0	*	23,976	*
Executive officers and Directors as a group (11 persons)	236,064	6.42%	8,839	*	244,903	2.01%

Beneficial Owners of 5% or More of Common Stock and/or Convertible Preferred Stock

		Common Stock Beneficially Owned		Convertible Preferred Stock Beneficially Owned		Common Stock and Convertible Preferred Stock Beneficially Owned
Name of Beneficial Owner(1)		Amount (2)	Percent of Class	Amount	Percent of Class	Amount	Percent of Class (4)
Ingalls & Snyder Value Partners, L.P. 61 Broadway, New York, NY 10006	(6)(11)	254,784	7.08%	903,392	10.63%	1,158,176	9.57%

Pacholder Associates, Inc. 8044 Montgomery Rd. Suite 555 Cincinnati, Ohio 45236	(7)	219,380	6.10%	648,804	7.63%	868,184	7.18%

Tontine Capital Partners, L.P. 55 Railroad Avenue, 3rd Floor, Greenwich, CT 06830	(8)	248,844	6.92%	48,750	*	297,594	2.46%

Recon Arbitrage Master Fund, Ltd. c/o Recon Capital, LLC 599 Lexington Ave. 35th Floor, New York, NY 10022	(9)	273,214	7.59%	-0-	*	273,214	2.26%

Fairfield Greenwich Limited 919 Third Avenue, New York, NY 10022	(10)	200,000	5.56%	-0-	*	200,000	1.65%

*	Represents less than 1% of the outstanding convertible preferred stock or the outstanding common stock, as applicable.
(1)	Except as otherwise stated in the notes below, beneficial ownership of the shares held by each individual consists of sole voting and investment power, or of voting power and investment power that is shared with the spouse and/or a child of that individual.
(2)	Excludes the number of shares of common stock issuable upon conversion of the convertible preferred stock.
(3)	Includes (A) restricted shares of common stock awarded under the management stock plan as follows: Ms. Boland—29,304; Ms. Bon—15,984; Mr. Lundin—79,924; Mr. Minkel—15,984; and Ms. Walk—15,984; and (B) shares of common stock obtainable upon exercise of stock options within 60 days following March 18, 2005 as follows: Ms. Boland—14,653; Ms. Bon—7,992; Mr. Lundin—39,962; Mr. Minkel—7,992; and Ms. Walk—7,992. These restricted shares of common stock awarded under the management stock plan vest at a rate of 25% per year over a four-year period commencing on July 1, 2005 (subject to accelerated vesting circumstances as specified in the management stock plan).
(4)	Percent of Class denotes the percentage of common stock based on the assumption of the conversion of all 8,500,000 shares of convertible preferred stock into 8,500,000 shares of common stock.
(5)	The address for Mr. Boucher is c/o Ingalls & Snyder, LLC, 61 Broadway, New York, New York 10006. Mr. Boucher disclaims ownership of the securities held by Ingalls & Snyder Value Partners, L.P. and reported pursuant to the Schedule 13D filings described in footnote 6 below in excess of his economic interest in Ingalls & Snyder Value Partners, L.P.
(6)	According to a filing on Schedule 13D with the SEC dated February 10, 2005: (A) Ingalls & Snyder, LLC reported to have beneficial ownership consisting of sole voting power with respect to no shares of convertible preferred stock, shared voting power with respect to 903,392 shares of convertible preferred stock, sole dispositive power with respect to no shares of convertible preferred stock, and shared dispositive power with respect to 2,031,592 shares of convertible preferred stock; (B) Ingalls & Snyder Value Partners, L.P. reported to have beneficial ownership consisting of sole voting power with respect to no shares of convertible preferred stock, shared voting power with respect to 903,392 shares of convertible preferred stock, sole dispositive power with respect to no shares of convertible preferred stock, and shared dispositive power with respect to 903,392 shares of convertible preferred stock; (C) Thomas O. Boucher, Jr., the Company’s Chairman of the Board, reported to have beneficial ownership consisting of sole voting power with respect to 8,839 shares of convertible preferred stock, shared voting power with respect to 903,392 shares of convertible preferred stock, sole dispositive power with respect to 8,839 shares of convertible preferred stock, and shared dispositive power with respect to 903,392 shares of convertible preferred stock; (D) Robert L. Gipson reported to have beneficial ownership consisting of sole voting power with respect to 35,365 shares of convertible preferred stock, shared voting power with respect to 903,392 shares of convertible preferred stock, sole dispositive power with respect to 35,365 shares of convertible preferred stock, and shared dispositive power with respect to 903,392 shares of convertible preferred stock; and (E) Steven M. Foote reported to have beneficial ownership consisting of sole voting power with respect to no shares of convertible preferred stock, shared voting power with respect to no shares of convertible preferred stock, sole dispositive power with respect to no shares of convertible preferred stock, and shared dispositive power with respect to 608,518 shares of convertible preferred stock.

According to a filing on Schedule 13D with the SEC dated February 10, 2005, taking into consideration the Schedule 13D mentioned above in this footnote 6: (A) Ingalls & Snyder, LLC reported to have beneficial ownership consisting of sole voting power with respect to no shares of common stock, shared voting power with respect to 254,784 shares of common stock, sole dispositive power with respect to no shares of common stock, and shared dispositive power with respect to 636,306 shares of common stock; (B) Ingalls & Snyder Value Partners, L.P. reported to have beneficial ownership consisting of sole voting power with respect to no shares of common stock, shared voting power with respect to 254,784 shares of common stock, sole dispositive power with respect to no shares of common stock, and shared dispositive power with respect to 254,784 shares of common stock; (C) Thomas O. Boucher, Jr., the Company’s Chairman of the Board, reported to have beneficial ownership consisting of sole voting power with respect to 293 shares of common stock, shared voting power with respect to 254,784 shares of common stock, sole dispositive power with respect to 293 shares of common stock, and shared dispositive power with respect to 385,924 shares of common stock;

(D) Robert L. Gipson reported to have beneficial ownership consisting of sole voting power with respect to 75,000 shares of common stock, shared voting power with respect to 254,784 shares of common stock, sole dispositive power with respect to 75,000 shares of common stock, and shared dispositive power with respect to 254,784 shares of common stock; (E) Adam D. Janovic reported to have beneficial ownership consisting of sole voting power with respect to 16,393 shares of common stock and convertible preferred stock (combined), shared voting power with respect to no shares of common stock and convertible preferred stock (combined), sole dispositive power with respect to 16,393 shares of common stock and convertible preferred stock (combined), and shared dispositive power with respect to 459,746 shares of common stock and convertible preferred stock (combined); and (F) Steven M. Foote reported to have beneficial ownership consisting of sole voting power with respect to no shares of common stock, shared voting power with respect to no shares of common stock, sole dispositive power with respect to no shares of common stock, and shared dispositive power with respect to 219,065 shares of common stock.

Messrs. Boucher and Gipson are the general partners of Ingalls & Snyder Value Partners, L.P., and Mr. Boucher is a Managing Director of Ingalls & Snyder, LLC. Mr. Foote is a Senior Director of Ingalls & Snyder, LLC, and Mr. Janovic is a Director of Ingalls & Snyder LLC. The principal business of Ingalls & Snyder, LLC is acting as a broker/dealer and investment advisor. The principal business of Ingalls & Snyder Value Partners, L.P. is acting as a private investment partnership. As of the close of business on January 31, 2005, Ingalls & Snyder, LLC may be deemed to beneficially own 2,667,898 shares of common stock and convertible preferred stock (combined), consisting of 1,158,176 shares of common stock and convertible preferred stock (combined) as to which Ingalls & Snyder, LLC shares voting and dispositive power with

Ingalls & Snyder Value Partners, L.P. and Messrs. Boucher and Gipson, and 1,509,722 shares of common stock and convertible preferred stock (combined) as to which Ingalls & Snyder, LLC shares dispositive power with holders of certain of its brokerage accounts and Messrs. Foote, Janovic, H. Shepard Boone, Thomas P. DiTosto, John J. Dougherty and Christopher R. Siege. Shares of common stock and convertible preferred stock (combined) reported as beneficially owned by Ingalls & Snyder, LLC include the shares of common stock and convertible preferred stock (combined) owned by Ingalls & Snyder Value Partners, L.P., an investment partnership managed by Ingalls & Snyder, LLC under an investment advisory contract. Shares of common stock and convertible preferred stock (combined) reported under shared dispositive power by Ingalls & Snyder, LLC include shares of common stock and convertible preferred stock (combined) held in Ingalls & Snyder, LLC’s brokerage accounts over which Messrs. Foote, Janovic, Boone, DiTosto, Dougherty and Siege hold discretionary investment authority. Messrs. Boucher and Gipson disclaim ownership of the securities held by Ingalls & Snyder Value Partners, L.P. and reported pursuant to the Schedule 13D filings described in this footnote in excess of their respective economic interests in Ingalls & Snyder Value Partners, L.P.

(7)	According to a filing on Schedule 13G with the SEC dated February 10, 2005: (A) Pacholder Associates, Inc. (“Pacholder Associates”) and Banc One High Yield Partners, LLC each report to have beneficial ownership consisting of sole voting power with respect to no shares of common stock or convertible preferred stock, shared voting power with respect to 219,380 shares of common stock and 648,804 shares of convertible preferred stock, sole dispositive power with respect to no shares of common stock or convertible preferred stock, and shared dispositive power with respect to 219,380 shares of common stock and 648,804 shares of convertible preferred stock; and (B) One Group High Yield Bond Fund reports to have beneficial ownership consisting of sole voting power with respect to no shares of common stock or convertible preferred stock, shared voting power with respect to 124,464 shares of common stock and 380,154 shares of convertible preferred stock, sole dispositive power with respect to no shares of common stock or convertible preferred stock, and shared dispositive power with respect to 124,464 shares of common stock and 380,154 shares of convertible preferred stock.

Pacholder Associates is a registered investment adviser. Pacholder Associates has two affiliated registered investment advisors that are joint ventures, Pacholder & Company LLC, which is owned 49% percent by Banc One Investment Advisors Corporation (“BOIA”) and 51% by Pacholder Associates, and Banc One High Yield Partners, LLC, which is owned 51% by BOIA and 49% by Pacholder Associates. The 219,380 shares of common stock and the 648,804 shares of convertible preferred stock reported for Pacholder Associates are held directly as follows: One Group High Yield Bond Fund owns 124,464 shares of common stock and 380,154 shares of convertible preferred stock; Pacholder High Yield Fund, Inc. owns 65,893 shares of common stock and 189,370 shares of convertible preferred stock; One Group Income Bond Fund owns 14,643 shares of common stock and 40,000 shares of convertible preferred stock; Southern UTE Permanent Fund owns 7,058 shares of common stock and 19,280 shares of convertible preferred stock; Legacy Aggressive High Yield Fund owns 4,393 shares of common stock and 12,000 shares of convertible preferred stock; and WCI Steel, Inc. Defined Pension Benefit Plan owns 2,929 shares of common stock and 8,000 shares of convertible preferred stock.

By virtue of investment advisory agreements between Pacholder Associates and its affiliated investment advisory firms, including Banc One High Yield Partners, LLC and Pacholder & Company LLC, and certain investment advisory clients, including One Group High Yield Bond Fund, Pacholder High Yield Fund, Inc., One Group Income Bond Fund, Southern UTE Permanent Fund, Legacy Aggressive High Yield Fund, and WCI Steel, Inc. Defined Pension Benefit Plan (collectively, the “Pacholder Entities”), (x) Pacholder Associates and Banc One High Yield Partners, LLC may be deemed to share beneficial ownership of the 219,380 shares of common stock and the 648,804 shares of convertible preferred stock owned by the Pacholder Entities, and (y) Pacholder & Company LLC is deemed to share beneficial ownership of the 65,893 shares of common stock and 189,370 shares of convertible preferred stock owned by Pacholder High Yield Fund, Inc. Each of Pacholder Associates, Banc One High Yield Partners, LLC, and Pacholder & Company LLC expressly disclaims beneficial ownership of such common stock except to the extent of its respective pecuniary interest in the common stock.

(8)	According to a filing on Schedule 13G with the SEC dated February 15, 2005, Tontine Capital Partners, L.P., Tontine Capital Management, L.L.C., and Jeffrey L. Gendell each report to have beneficial ownership consisting of sole voting power with respect to no shares of common stock or convertible preferred stock, shared voting power with respect to 248,844 shares of common stock and 48,750 shares of convertible preferred stock, sole dispositive power with respect to no shares of common stock or convertible preferred stock, and shared dispositive power with respect to 248,844 shares of common stock and 48,750 shares of convertible preferred stock. Tontine Capital Management, L.L.C. is the general partner of Tontine Capital Partners, L.P. Jeffrey L. Gendell is the Managing Member of Tontine Capital Management, L.L.C.
(9)	According to a filing on Schedule 13G with the SEC dated February 14, 2005, Recon Arbitrage Master Fund, Ltd., Recon Capital, LLC and Robert L. Friend each report to have beneficial ownership consisting of sole voting power with respect to no shares of common stock, shared voting power with respect to 273,214 shares of common stock, sole dispositive power with respect to no shares of common stock, and shared dispositive power with respect to 273,214 shares of common stock. Recon Capital, LLC is the investment adviser to Recon Arbitrage Master Fund, Ltd. and Robert L. Friend is Manager and Senior Managing Director of Recon Capital, LLC.
(10)	According to a filing on Schedule 13G with the SEC dated February 11, 2005, Fairfield Greenwich Limited reports to have beneficial ownership consisting of sole voting power with respect to 200,000 shares of common stock, shared voting power with respect to no shares of common stock, sole dispositive power with respect to 200,000 shares of common stock, and shared dispositive power with respect to no shares of common stock.
(11)	Ingalls & Snyder Value Partners, L.P. has indicated that it intends to sell the following shares of convertible preferred stock at a price of $10 per share to the following Directors or their affiliates: Mr. O’Brien—7,500 shares for $75,000; Mr. Davis—15,000 shares for $150,000; Mr. Kanner—15,000 shares for $150,000; Mr. Bloomquist—10,000 shares for $100,000; and Mr. Goddard (or his affiliate, The Parkland Group, Inc.)—2,500 shares for $25,000.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, (2)	Weighted-average exercise price of outstanding options (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	814,874	$24.67	293,858
Equity compensation plans not approved by security holders (1)	1,500	37.00
Total	816,374	24.74	293,858

(1)	The options for old common stock were granted on June 11, 1998, upon a former employee’s employment with the Company.
(2)	The options for old common stock vested 25% each year commencing on the first anniversary of the grant date. The options for old common stock also vested if the employee retired and was otherwise entitled to a normal, early or shutdown pension under the Company’s Pension Plan. In that event, the retired employee could exercise the options for old common stock within two years from the date of retirement, but not beyond the option expiration date.
(3)	Calculated as the weighted-average of the exercise prices for each individual grant under all equity compensation plans of the Company.
(4)	Calculated as total options for old common stock authorized by the stockholders or the Company, less options for the old common stock issued, exercised, lapsed and forfeited.

The above table provides information as of December 31, 2004 for the old common stock that could have been issued upon the exercise of options granted under the Predecessor Company’s existing equity compensation plans and arrangements. Pursuant to the Plan, all options of the Company for old common stock outstanding prior to the Effective Date of the Plan were cancelled as of January 31, 2005. On January 31, 2005, all of the Company’s old common stock was cancelled.

As of the Effective Date of the Plan, and pursuant to the Plan, record holders of shares of old common stock with allowed interests under the Plan received warrants, exercisable until March 2, 2005, to purchase up to an aggregate of 576,256 shares of new common stock at an exercise price of $10 per share. Pursuant to the warrant offering, the Company issued an aggregate of 404,071 shares of new common stock at $10 per share for a total purchase price of $4.041 million.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Chartered Aircraft

The Company periodically needs to charter a small aircraft for the purposes of traveling to and from its remote locations. Mr. Lundin, President and Chief Executive Officer of the Company, and his wife are the shareholders of a company known as L.L. Aviation, LLC, which owns such an aircraft. The Company chartered the aircraft owned by L.L. Aviation, LLC during 2004. A total of approximately $135,000 was paid by the Company for such charters in 2004.

Michigan Limestone Operations

In the second quarter of 2000, the Company acquired, pursuant to the interest purchase agreement, all of the partnership interests in Michigan Limestone Operations Limited Partnership (“MLO”) from its prior owners for $53 million in cash at closing, and the assumption of about $8 million in debt, plus additional contingent payments subject to the achievement of performance parameters over several subsequent years. The purchase price for MLO was arrived at through arms-length negotiations between the parties. On April 26, 2000, Mr. Lundin, one of the former owners of MLO, became one of the Company’s executive officers. Mr. Lundin’s share of the MLO purchase price paid at closing was about $9.8 million, of which he received about $4.9 million after paying loans and expenses related to the transaction. Additionally, as part of the transaction, Mr. Lundin was originally scheduled to receive a share of contingent payments to the extent earned through 2011. Under the terms of the interest purchase agreement, upon a change in control, including bankruptcy, of the Company, the former owners of MLO had the right to accelerate the remaining payments.

After the bankruptcy petition date, the creditors’ committee entered into negotiations with certain of the holders of the MLO claims regarding possibly amending the interest purchase agreement. Mr. Lundin had no involvement with these negotiations. The Cary Mining Company, Inc., one of the holders of MLO claims, was a member of the creditors’ committee, but took no part in, and was excluded from any involvement in, all of the negotiations and discussions of the creditors’ committee regarding the MLO claims. As a result of these negotiations, the interest purchase agreement was amended as of January 31, 2005, and as of January 31, 2005 was assumed (as amended) by the Company. Specifically, pursuant to the amended interest purchase agreement, the parties agreed to reduce significantly the aggregate annual amount of contingent payments and to extend the time period within which the contingent payments are to be made by four to six years. The amended interest purchase agreement provides for maximum aggregate amounts of annual contingent payments in the period 2003 through 2016 as follows:

•	$625,000 for 2003 (which was paid on January 31, 2005);

•	$1.025 million for the period 2004-2006; and

•	$2.65 million for the period 2007-2016.

In addition, the amended interest purchase agreement provides that:

•	EBITDA payments are determined based upon the Company’s consolidated EBITDA and all of the Company’s subsidiaries rather than the aggregate EBITDA of the purchased quarries and/or the purchased operations, beginning with the Company’s 2004 fiscal year;

•	the Company’s domestic subsidiaries execute and deliver guaranty agreements as adequate assurance of future performance within the meaning of the Bankruptcy Code;

•	the holders of MLO claims waive any right, upon assumption and assignment to the Company of the amended interest purchase agreement, to any cure amounts or adequate assurance of future performance within the meaning of the Bankruptcy Code, other than as provided in the amended interest purchase agreement; and

•	the holders of MLO claims consent to any change in control resulting from the Company’s emergence from Chapter 11 and waive any rights that they have (or might have had) to demand accelerated contingent payments as a result of the commencement or pendency of the Company’s Chapter 11 cases or the Company’s emergence from Chapter 11.

Mr. Lundin did not receive any contingent payment in 2004, but received a payment of $112,525 on the Effective Date of the Plan. On November 1, 2001, Mr. Lundin was promoted to the position of the Company’s President and Chief Operating Officer, and on December 12, 2001, Mr. Lundin was elected to the Company’s Board of Directors. On December 4, 2002, Mr. Lundin was appointed as the Company’s Chief Executive Officer and President.

Mr. Lundin was not an executive officer of the Company prior to the MLO acquisition.

Global Stone Filler Products

The Company has an agreement with the prior owner of Global Stone Filler Products allowing him the right to free and/or below market value stone from the location in Chatsworth, Georgia. This prior owner is the brother-in-law of the current plant manager at the Global Stone Filler Products location.

Commitment Agreement

As previously described, the Company entered into a commitment agreement with the subscribers prior to the Effective Date of the Plan. Under the terms of the commitment agreement, each of the holders of Senior Subordinated Notes party to the commitment agreement severally agreed to purchase its ratable share of 8,000,000 shares of the convertible preferred stock, and certain of such holders, along with certain third party accredited investors party to the commitment agreement, severally agreed to purchase specified amounts of shares of the convertible preferred stock that were not subscribed for in the rights offering, all subject to the satisfaction or waiver of certain conditions contained in the commitment agreement. On June 29, 2004, the Company entered into an amendment to the commitment agreement under which certain of the parties to the commitment agreement agreed to purchase an aggregate of 500,000 additional shares of convertible preferred stock at $10 per share for a total purchase price of $5 million, subject to the satisfaction or waiver of the conditions set forth in the commitment agreement. The additional 500,000 shares were allocated among such holders of Senior Subordinated Notes and these other third party accredited investors in proportion to their respective standby commitments under the commitment agreement in respect of the rights offering.

One of the Company’s Directors, Mr. Thomas O. Boucher Jr., was a holder of approximately $10,000 in principal amount of the Senior Subordinated Notes and was a party to the commitment agreement. Under the terms of the commitment agreement, Mr. Boucher purchased 8,839 shares of convertible preferred stock for a total purchase price of $88,390. In consideration for his total commitment of $597,423, Mr. Boucher received a fee, paid in cash on January 31, 2005, which was the Effective Date of the Plan, of $29,631.

Mr. Boucher was a member and the chair of the unsecured creditors’ committee. Mr. Boucher is also a general partner of Ingalls & Snyder Value Partners, L.P., which was a holder of approximately $8.7 million in principal amount of the Senior Subordinated Notes and was a party to the commitment agreement. Under the terms of the commitment agreement, Ingalls & Snyder Value Partners, L.P. purchased 903,392 shares of convertible preferred stock for a total price of $9.033 million. In consideration for its total commitment of $20.988 million, Ingalls & Snyder Value Partners, L.P. received a fee, paid in cash on January 31, 2005, which was the Effective Date of the Plan, of $840,621.

Mr. Boucher is also Managing Director of Ingalls & Snyder LLC, a broker dealer and registered investment advisor of which certain parties to the commitment agreement are officers or clients.

Registration Rights

As part of the financial restructuring, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) on January 31, 2005 with the parties to the commitment agreement granting a demand registration right to enable them to resell, pursuant to an effective registration statement filed with the SEC, the total of 3,360,800 shares of convertible preferred stock purchased pursuant to the commitment agreement, and the 3,360,800 shares of common stock issuable upon conversion of the convertible preferred stock. The Company filed a registration statement covering such securities on Form S-1 with the SEC on January 27, 2005. The Company is required to keep such registration statement effective until the earliest of (1) two years after the effective date of that registration statement, (2) the date when all of the shares covered by the registration statement have been sold pursuant to the registration statement and (3) the date on which the shares covered by the registration statement may be resold by such holders pursuant to Rule 144(k) of the Securities Act of 1933. The registration right is subject to various customary conditions as set forth in the Registration Rights Agreement, which you should read in its entirety for the complete provisions. The Company will pay all fees and expenses related to the registration of such shares pursuant to the registration statement (excluding those of counsel or other advisors to the selling shareholders and any underwriting discounts and fees and brokerage and sales commissions, which will be paid by the selling shareholders). Under the Registration Rights Agreement, if such registration statement has not been declared effective by the SEC on or before the 90th day after the Effective Date of the Plan (a “registration default”), the Company has agreed to pay liquidated damages to each holder of a share of convertible preferred stock purchased pursuant to the commitment agreement for each day that the registration default continues at the annual rate of $0.30 per share.

Each of the signatories to the Registration Rights Agreement excluding Fledgling Associates LLC, Gator Investment Company, Robert L. Gipson IRA, Thomas L. Gipson IRA, J George Investments LLC, Nikolaos Monoyios IRA, Robert T. Clutterbuck Trust, Brad Shingleton, John Stein, Steven N. Stein and Stifel Nicolaus & Company, Incorporated were holders of the Company’s Senior Subordinated Notes immediately prior to its emergence from bankruptcy on January 31, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid or accrued by the Company for audit and other services provided by Ernst & Young LLP for the years ended December 31, 2003 and 2004 were:

Audit Fees

Fees for the audit of the Company’s financial statements for 2004 and 2003, the related reviews of the financial statements included in the Company’s Form 10-Qs and audit fees for SEC filings for 2004 and 2003 totaled $642,580 and $440,369, respectively.

Audit-Related Fees

Fees and expenses for assurance and related services, including employee benefit plan audits, accounting consultations and consultation concerning financial accounting and reporting standards, aggregate to $20,026 in 2004 and $60,900 in 2003. All audit-related fees were pre-approved in 2003 and 2004.

Tax Fees

Fees and expenses for tax compliance, tax planning, and tax advice on various federal, state and local matters aggregate to $1,064 in 2004 and $2,100 in 2003. All tax fees were pre-approved in 2003 and 2004.

All Other Fees

Fees and expenses for all other services, which consisted of use of an online accounting tool, aggregate to $2,500 in each of 2004 and 2003. All other fees were pre-approved in 2003 and 2004.

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

The provision of these services by the independent auditors in 2004 was compatible with maintaining the auditor’s independence.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements: The following consolidated financial statements of Oglebay Norton Company and its subsidiaries are included in Item 8:

(a)(2) and (c) Financial Statement Schedules: No consolidated financial statement schedules are presented because the schedules are not required, the information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and related notes.

(a)(3) and (b) Exhibit Index: The response to this portion of Item 14 is submitted in a separate section of this Annual Report on Form 10-K at pages I-1 through I-6.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

By:	/s/ Michael D. Lundin
President and Chief Executive Officer March 30, 2005

By:	/s/ Julie A. Boland
Vice President and Chief Financial Officer March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/ Michael D. Lundin Michael D. Lundin	President and Chief Executive Officer; Principal Executive Officer; Director	March 30, 2005

/s/ Julie A. Boland Julie A. Boland	Vice President and Chief Financial Officer; Principal Financial and Accounting Officer	March 30, 2005

* DeLyle W. Bloomquist	Director	March 30, 2005

* Thomas O. Boucher, Jr.	Director	March 30, 2005

* Eugene I. Davis	Director	March 30, 2005

* Laurence V. Goddard	Director	March 30, 2005

* Robert H. Kanner	Director	March 30, 2005

* John P. O’Brien	Director	March 30, 2005

*	The undersigned, by signing her name hereto, does sign and execute this Annual Report pursuant to the powers of attorney executed by the above-named Directors of Registrant, which are filed herewith as Exhibit 24.

By:	/s/ Rochelle F. Walk
Rochelle F. Walk Vice President, General Counsel and Secretary

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS

OGLEBAY NORTON COMPANY

We have audited the accompanying consolidated balance sheet of Oglebay Norton Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oglebay Norton Company and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As more fully described in Note A to the consolidated financial statements, effective January 31, 2005 the Company emerged from Bankruptcy pursuant to a plan of reorganization confirmed by the Bankruptcy Court on November 17, 2004. In accordance with American Institute of Certified Public Accountants’ Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, the Company has adopted fresh start reporting whereby its assets, liabilities and new capital structure have been adjusted to reflect estimated fair values as of December 31, 2004. As a result, the consolidated balance sheet and statement of shareholders’ equity at December 31, 2004 reflect this basis of reporting and are not comparable to the Company’s pre-reorganization consolidated balance sheet and statement of shareholders’ equity.

As discussed in Note B to the consolidated financial statements, in 2003 the Company changed its method of accounting for asset retirement obligations.

/S/    ERNST & YOUNG LLP

Cleveland, Ohio

March 25, 2005

Part I. Item 1. FINANCIAL INFORMATION

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share amounts)

	Year Ended December 31
	Predecessor Company 2004	Predecessor Company 2003	Predecessor Company 2002
NET SALES AND OPERATING REVENUES	$435,650	$404,229	$400,572

COSTS AND EXPENSES
Cost of goods sold and operating expenses	334,223	315,244	294,647
Depreciation, depletion, amortization and accretion	36,246	37,777	33,665
General, administrative and selling expenses	38,637	42,302	37,145
(Recovery of) provision for doubtful accounts	(651)	2,332	527
Provision for restructuring, asset impairments and early retirement programs	7,446	13,221	(37)

	415,901	410,876	365,947

OPERATING INCOME (LOSS)	19,749	(6,647)	34,625

Reorganization items, net	(78,192)	—	—
Gain (loss) on disposition of assets	7	(3,686)	55
Interest expense	(54,588)	(53,843)	(43,595)
Other income (expense), net	5,941	2,032	(4,121)

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(107,083)	(62,144)	(13,036)
INCOME TAX BENEFIT	(1,008)	(30,343)	(6,428)

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(106,075)	(31,801)	(6,608)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR ASSET RETIREMENT OBLIGATIONS (net of tax benefit of $889)	—	(1,391)	—

NET LOSS	$(106,075)	$(33,192)	$(6,608)

PER SHARE AMOUNTS—BASIC AND ASSUMING DILUTION:
Loss before cumulative effect of accounting change	$(20.27)	$(6.21)	$(1.32)
Cumulative effect of accounting change for asset retirement obligations (net of tax benefit of $0.18)	—	(0.27)	—

Net loss per share—basic and assuming dilution	$(20.27)	$(6.48)	$(1.32)

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars and shares in thousands, except per share amounts)

	December 31
	Reorganized Company 2004	Predecessor Company 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,694	$1,137
Accounts receivable (net of reserve for doubtful accounts)
($2,036 for Reorganized Company in 2004, $5,842 for Predecessor Company in 2003)	62,448	50,422
Receivable from Issuable Preferred Stock	84,591	—
Inventories:
Raw materials and finished products	34,592	35,236
Operating supplies	12,816	12,795

	47,408	48,031
Deferred income taxes	3,719	3,901
Other current assets	13,696	10,915

TOTAL CURRENT ASSETS	229,556	114,406
PROPERTY AND EQUIPMENT
Land, land reclamation and improvements	30,609	41,111
Mineral reserves	214,963	153,362
Buildings and improvements	15,720	42,183
Machinery and equipment	177,975	509,984

	439,267	746,640
Less allowances for depreciation, depletion and amortization	—	332,447

	439,267	414,193
GOODWILL (net of accumulated amortization of $11,093 in 2003)	—	73,877
PREPAID PENSION COSTS	2,925	35,319
OTHER ASSETS	8,036	12,036

TOTAL ASSETS	$679,784	$649,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$342,166	$420,350
Accounts payable	47,461	27,207
Payrolls and other accrued compensation	13,616	4,857
Accrued expenses	25,177	14,906
Accrued interest expense	12,165	8,392
Income taxes payable	402	480

TOTAL CURRENT LIABILITIES	440,987	476,192
LONG-TERM DEBT, less current portion	11,027	1,490
POSTRETIREMENT BENEFITS OBLIGATION	62,176	50,049
OTHER LONG-TERM LIABILITIES	49,674	29,500
DEFERRED INCOME TAXES	5,910	4,596
STOCKHOLDERS’ EQUITY
Issuable Reorganized Company Preferred Stock, par value $.01—authorized 30,000; issuable 8,500 shares	85	—
Issuable Reorganized Company Additional Capital—Preferred Stock	84,915	—
Issuable Reorganized Company Common Stock, par value $.01—authorized 90,000; issuable 3,165 shares	29	—
Issuable Reorganized Company Additional Capital—Common Stock	24,981	—
Predecessor Company Common Stock, par value $1.00—authorized 30,000; issued 7,253 shares	—	7,253
Predecessor Company Additional Capital	—	9,312
Predecessor Company Retained Earnings	—	106,075
Predecessor Company Accumulated Other Comprehensive Loss	—	(4,542)

	110,010	118,098
Predecessor Company Treasury Stock, at cost—2,193 shares	—	(30,094)

	110,010	88,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$679,784	$649,831

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31
	2004	2003	2002
OPERATING ACTIVITIES
Net loss	$(106,075)	$(33,192)	$(6,608)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cumulative effect of accounting change for asset retirement obligations, net of taxes	—	1,391	—
Depreciation, depletion, amortization and accretion	36,246	37,777	33,665
Deferred vessel costs	(202)	—	—
Deferred winter maintenance costs	12	214	(585)
Deferred income taxes	(1,008)	(25,011)	(6,428)
Income tax refunds	19	3	7,855
Restructuring, asset impairments and early retirement programs	7,292	12,034	(2,614)
Provision for doubtful accounts	(651)	2,332	527
Non-cash amortization of financing fees	14,173	4,894	3,121
Reorganization items, net	78,192	—	—
(Gain) loss on disposition of assets	(7)	3,686	(55)
Increase in prepaid insurance	(2,028)	(183)	(407)
Increase in cash collateral	(2,531)	(206)	—
Decrease (increase) in prepaid pension costs	940	2,376	(1,244)
(Increase) decrease in accounts receivable	(11,476)	992	(9,780)
(Increase) decrease in inventories	(44)	7,509	(5,650)
Insurance escrow	(4,680)	—	—
Increase (decrease) in accounts payable	16,042	(952)	4,511
Increase (decrease) in payrolls and other accrued compensation	4,205	(4,516)	2,062
Increase (decrease) in accrued expenses	1,560	(279)	2,790
Increase (decrease) in accrued interest	9,385	(1,764)	(198)
Decrease in income taxes payable	(97)	(5,407)	(168)
Increase in postretirement benefits	3,538	2,241	2,062
Other operating activities	(2,986)	(3,946)	(4,319)

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	39,819	(7)	18,537
NET CASH USED FOR REORGANIZATION ITEMS	(14,750)	—	—

INVESTING ACTIVITIES
Capital expenditures	(23,899)	(19,165)	(20,016)
Acquisition of Businesses	—	(6,831)	—
Proceeds from the sale of Lawn and Garden	—	6,871	—
Proceeds from the sale of Redi-Mix	1,225	—	—
Proceeds from the sale of Richard Reiss	1,800	—	—
Proceeds from the disposition of assets	8	387	2,304

NET CASH USED FOR INVESTING ACTIVITIES	(20,866)	(18,738)	(17,712)

FINANCING ACTIVITIES
Repayments on debt	(709,683)	(157,114)	(247,902)
Additional debt	735,931	179,158	254,478
Financing costs	(13,894)	(4,762)	(8,413)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	12,354	17,282	(1,837)

Increase (decrease) in cash and cash equivalents	16,557	(1,463)	(1,012)
CASH AND CASH EQUIVALENTS, JANUARY 1	1,137	2,600	3,612

CASH AND CASH EQUIVALENTS, DECEMBER 31	$17,694	$1,137	$2,600

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

								Other Comprehensive Income (Loss)
	Reorganized Company Preferred Stock	Reorganized Company Additional Capital- Preferred	Reorganized Company Common Stock	Reorganized Company Additional Capital- Common	Predecessor Company Common Stock	Predecessor Company Additional Capital	Predecessor Company Retained Earnings	Predecessor Company Derivative Instruments	Predecessor Company Minimum Pension Liability	Predecessor Company Foreign Currency Translation	Predecessor Company Common Stock in Treasury	Total Stockholders’ Equity
Balance, January 1, 2002	$—	$—	$—	$—	$7,253	$9,460	$145,875	$(6,846)	$(1,472)	$(61)	$(31,269)	$122,940
Comprehensive income (loss):
Net loss							(6,608)					(6,608)
Derivative instruments:
Loss on derivatives, net of tax								(4,326)				(4,326)
Reclassification adjustments to earnings, net of tax								6,122				6,122
Foreign currency translation adjustment										61		61
Minimum pension liability adjustment, net of tax									(3,011)			(3,011)

Total comprehensive loss												(7,762)
Stock plans						267					56	323

Balance, December 31, 2002	$—	$—	$—	$—	$7,253	$9,727	$139,267	$(5,050)	$(4,483)	$—	$(31,213)	$115,501
Comprehensive income (loss):
Net loss							(33,192)					(33,192)
Derivative instruments:
Gain on derivatives, net of tax								123				123
Reclassification adjustments to earnings, net of tax								4,158				4,158
Minimum pension liability adjustment, net of tax									710			710

Total comprehensive loss												(28,201)
Stock plans						(415)					1,119	704

Balance, December 31, 2003	$—	$—	$—	$—	$7,253	$9,312	$106,075	$(769)	$(3,773)	$—	$(30,094)	$88,004
Comprehensive income (loss):
Net loss							(106,075)					(106,075)
Derivative instruments:
Gain on derivatives, net of tax								198				198
Reclassification adjustments to earnings, net of tax								571				571
Minimum pension liability adjustment, net of tax									(1,737)			(1,737)

Total comprehensive loss												(107,043)
Stock plans						(2,417)					2,457	40

Balance, December 31, 2004 before fresh start reporting	$—	$—	$—	$—	$7,253	$6,895	$—	$—	$(5,510)	$—	$(27,637)	$(18,999)
Fair value adjustments in Fresh-Start reporting			—	—	(7,253)	(6,895)		—	5,510	—	27,637	18,999
Plan of Reorganization adjustments in Fresh-Start reporting	85	84,915	29	24,981								110,010

Balance, December 31, 2004	$85	$84,915	$29	$24,981	$—	$—	$—	$—	$—	$—	$—	$110,010

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE A—VOLUNTARY PETITIONS UNDER CHAPTER 11 OF U.S. BANKRUPTCY CODE AND SUBSEQUENT EVENTS

Beginning in 1998, the Company incurred significant debt in connection with a series of acquisitions. These acquisitions, which transitioned the Company into a diversified industrial minerals company, also resulted in a highly-leveraged balance sheet. When the U.S. economy slipped into recession in 2001, the Company’s debt became an increasing financial burden. Over the past three years the Company has been impacted particularly by the decline of the nation’s integrated steel industry, rising energy costs and adverse market conditions in certain segments of the commercial and residential building materials markets. Together, these factors resulted in decreased demand for limestone and mica from the quarries and for the services of the Great Lakes fleet. Continuing losses aggravated the Company’s already significant debt load.

In spite of implementing restructuring initiatives to remedy the Company’s heavily burdened balance sheet, the Company determined that, due to impending debt obligation defaults, it was necessary to complete the Company’s restructuring efforts under the protection of the Bankruptcy Code.

On February 23, 2004, the Company and all of the direct and indirect wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code to pursue a financial restructuring that would permit the Company to reduce its indebtedness and provide more financial flexibility to implement its business strategy. The Plan was confirmed by the Bankruptcy Court on November 17, 2004. The Plan became effective and the Company legally emerged from Chapter 11 on January 31, 2005. However, the Company satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004 and, therefore, used December 31, 2004 as the date for adopting Fresh-Start reporting in order to coincide with the Company’s normal financial closing for the month of December. The Plan provided that, among other things:

•	with the exception of (1) the Company’s Senior Subordinated Notes in the aggregate principal amount of $100 million issued pursuant to the Indenture, dated as of February 1, 1999, between the Company as issuer and Norwest Bank Minnesota, National Association n/k/a Wells Fargo Bank MN, National Association, as indenture trustee (which Senior Subordinated Notes were cancelled as of the Effective Date of the Plan) and (2) claims against the Company under or evidenced by an interest purchase agreement, dated as of April 14, 2000 (the “interest purchase agreement”), by and among the Company, Johnson Mining Inc., The Cary Mining Company, Inc., Michigan Minerals Associates, Inc. and Michigan Limestone Operations Limited Partnership, as amended or modified (the “MLO claims”), all allowed nonpriority pre-petition claims against the Company (A) will be or have been paid in full in cash in accordance with the Plan, (B) received collateral securing their allowed claims pursuant to the Plan or (C) were reinstated in accordance with the Plan;

•	holders of allowed Senior Subordinated Note claims received their pro rata distribution of 2,928,571 shares of common stock in full satisfaction of their claims, which represented about 25.6% of the total voting power of and equity interests in the Company without giving effect to the conversion of the convertible preferred stock, the exercise of the warrants or the management stock plan;

•	the interest purchase agreement relating to the MLO claims was amended as set forth in the Plan and, as of the Effective Date, was assumed (as amended) by the Company. The MLO claims will be paid in accordance with the amended interest purchase agreement;

•

all of the shares of the old common stock outstanding as of the Effective Date of the Plan and any related options or similar rights were cancelled as of the Effective Date of the Plan, and record holders

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

of shares of old common stock with allowed interests under the Plan as of the close of business on the warrant distribution record date received warrants, exercisable until March 2, 2005, to purchase up to 576,256 shares of common stock at an exercise price of $10 per share;

•	holders of any intercompany claims did not receive any property under the Plan; and

•	in general, post-petition claims were reinstated and will be or have been paid by the Company in the ordinary course of business.

It was a condition to the Plan of Reorganization that the Company raise new financing. To meet this condition, the Company issued and sold an aggregate of 8,500,000 shares of convertible preferred stock pursuant to the rights offering and the commitment agreement. The Company used the net proceeds from the issuance and sale of the convertible preferred stock and available cash and borrowings under the post-emergence Credit Facility to redeem the 18% Senior Secured Notes in the principal amount at December 31, 2004 of $84.591 million due October 25, 2008 (“Senior Secured Notes”), at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement, dated October 25, 2002.

Pursuant to the rights offering, holders of the Company’s Senior Subordinated Notes claims that were not parties to the commitment agreement purchased an aggregate of 5,139,200 shares of convertible preferred stock at $10 per share for a total purchase price of $51.4 million. Pursuant to the commitment agreement, the subscribers purchased an aggregate of 3,360,800 shares of convertible preferred stock at $10 per share for a total purchase price of $33.6 million.

The Company’s shares were delisted from trading on the NASDAQ National Market effective at the opening of business on March 3, 2004. As of that date, the Company’s shares traded as an Other OTC issue under the symbol OGLEQ. The Company intends to apply to list the convertible preferred stock and the common stock on the NASDAQ National Market as soon as practicable when the Company meets the listing requirements. Such securities did not qualify for listing at the time they were issued, and the Company cannot guarantee that such securities will ever be listed on the NASDAQ National Market. If the Company is not able to list such securities on the NASDAQ National Market, the Company intends to cooperate with any registered broker-dealer who may seek to initiate price quotations for the convertible preferred stock and the common stock on the OTC Bulletin Board. Again, however, no assurance can be made that such securities will be quoted on the OTC Bulletin Board or that an active trading market will exist.

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

As previously disclosed, management had been in discussions to sell its mica operations.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE B—FRESH-START REPORTING AND ACCOUNTING POLICIES

FRESH-START REPORTING

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of Fresh-Start reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) (“Fresh-Start reporting”). Since the reorganization value of the assets of the Reorganized Company immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims, and the holders of Predecessor Company voting shares immediately before confirmation received less than 50 percent of the voting shares of the emerging entity, the Reorganized Company has adopted Fresh-Start reporting. Despite a legal emergence from bankruptcy on January 31, 2005, the Company satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004. The Company used December 31, 2004 as the date for adopting Fresh-Start reporting in order to coincide with the Company’s normal financial closing for the month of December. The transactions which occurred during the four-day period from December 28 to December 31, 2004 were not material individually or in the aggregate as they represented less than 1% of total revenues and operating income and less than 2% of income before taxes. Upon adoption of Fresh-Start reporting, a new reporting entity was created for accounting purposes and the recorded amounts of assets and liabilities have been adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Company prior to the adoption of Fresh-Start reporting (the “Predecessor Company”) for periods ended prior to December 31, 2004 are not comparable to those of the Reorganized Company. Black lines on the consolidated statements distinguish between pre-reorganization and post-reorganization. In this Annual Report on Form 10-K, references to the Company’s operations and cash flows during the periods ended 2003 and 2002 refer to the Predecessor Company.

SOP 90-7 requires that financial statements for the period following the Chapter 11 filing through the bankruptcy confirmation date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business, including adjustments to fair value assets and liabilities and the gain on the discharge of pre-petition debt, are reported separately as reorganization items, net, in the Predecessor Company’s consolidated statement of operations. The Company incurred $18.779 million in reorganization expense throughout 2004, primarily related to legal and professional fees.

Fresh-Start Adjustments:    In accordance with Fresh-Start reporting, all assets and liabilities are recorded at their respective fair values as of December 31, 2004. Such fair values represent the Company’s best estimates based on both management’s and independent appraisals and valuations.

To facilitate the calculation of the enterprise value of the Reorganized Company, the Company developed a set of five-year financial projections. Based on these financial projections, the enterprise value was determined by a financial advisor, using various valuation methods, including (i) a comparison of the Company and its projected performance to the valuation of comparable public companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) cash flows derived from the financial projections, including an assumption for a terminal value, discounted back at the Reorganized Company’s estimated weighted average cost of capital. This enterprise value was approved by the Bankruptcy Court. For Fresh-Start reporting purposes, the enterprise value of the Reorganized Company was calculated to be $385 million assuming an average debt balance of $275 million. The implied value for the new common stock is $25 million and the new convertible preferred stock is $85 million.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

In applying Fresh-Start reporting, the adjustments to reflect the fair value of assets and liabilities, on a net basis, the restructuring of the Company’s capital structure and the resulting discharge of the senior lender’s pre-petition debt, resulted in net reorganization expense of $59.413 million, recorded as reorganization items, net on the consolidated statement of operations.

Fresh-Start reporting requires that the reorganization value be allocated to the entity’s net assets in conformity with procedures specified by Statement of Financial Accounting Standards (“SFAS”) No. 141. The Company engaged independent valuation specialists to assist in the fair market value of the Company’s property and equipment, inventory, projected benefit obligations for pensions and accumulated postretirement benefit obligations for retiree health-care benefits.

As part of the provisions of SOP 90-7, the Reorganized Company was required to adopt on December 31, 2004 all accounting guidance that was required within the twelve-month period following December 31, 2004.

Changes to Significant Accounting Policies:    Fresh-Start reporting requires the selection of appropriate accounting policies for the Reorganized Company. The significant accounting policies previously used by the Predecessor Company will continue to be used by the Reorganized Company except as described below.

A reconciliation of the items to be recorded in connection with the effects of the Plan of Reorganization, the fresh-start accounting policy changes and the adjustments to fair value of assets and liabilities is presented below (in thousands):

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

CONSOLIDATED BALANCE SHEET DECEMBER 31, 2004

(Dollars and shares in thousands, except per share amounts)

	Historical	Reorganization Adjustments						Reorganized Balance Sheet
		Fresh-Start Debt Discharge & Cancellation of Stock		Fresh-Start Accounting Policy Adjustments		Fresh-Start Fair Value Adjustments
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,694	$—						$17,694
Accounts receivable (net of reserve for doubtful accounts of $2,036 in 2004)	62,549	—		(101	)(2)			62,448
Receivable from issuance of preferred stock		84,591	(1)					84,591
Inventories:
Raw materials and finished products	32,959	—		(972	)(3)	2,605	(3)	34,592
Operating supplies	14,401	—		(1,585	)(3)	—		12,816

	47,360	—		(2,557)		2,605		47,408
Deferred income taxes	3,719	—						3,719
Other current assets	20,972	—				(7,276	)(4)	13,696

TOTAL CURRENT ASSETS	152,294	84,591		(2,658)		(4,671)		229,556
NET PROPERTY AND EQUIPMENT	394,291	—		(16,034	)(6)	61,010	(17),(21)	439,267
GOODWILL (net of accumulated amortization of $11,093 in 2004)	73,877	—				(73,877	)(5)	—
PREPAID PENSION COSTS	34,379	—				(31,454	)(7)	2,925
OTHER ASSETS	12,604	—				(4,568	)(4)	8,036

TOTAL ASSETS	$667,445	$84,591		$(18,692)		$(53,560)		$679,784

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

	Historical		Reorganization Adjustments						Reorganized Balance Sheet
			Fresh-Start Debt Discharge & Cancellation of Stock		Fresh-Start Accounting Policy Adjustments		Fresh-Start Fair Value Adjustments
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$250,000		$92,166	(11),(14),(15)	$—				$342,166
Accounts payable	26,594		20,867	(11)					47,461
Payrolls and other accrued compensation	6,770		4,873	(9),(11)	1,973	(10)			13,616
Accrued expenses	10,079		13,634	(1),(4),(8),(11)	1,464	(18),(16),(19)	—		25,177
Accrued interest expense	10,496		1,669	(11),(15)					12,165
Income taxes payable	379		23	(11)					402

TOTAL CURRENT LIABILITIES	304,318		133,232		3,437		—		440,987

LONG-TERM DEBT, less current portion	—		11,027	(11)					11,027
POSTRETIREMENT BENEFITS OBLIGATION	2,636		50,951	(11)			8,589	(13)	62,176
OTHER LONG-TERM LIABILITIES	8,356		36,289	(11),(12)	517	(19)	4,512		49,674
DEFERRED INCOME TAXES	3,719		—				2,191	(7),(21),(22)	5,910

LIABILITIES SUBJECT TO COMPROMISE	308,002		(308,002	)(11)					—

STOCKHOLDERS’ EQUITY
Issuable Reorganized Company Preferred stock, par value $.01 authorized 30,000, issuable 8,500 shares	—		85	(1)	—				85
Issuable Reorganized Company Additional capital—Preferred	—		81,633	(1)			3,282	(1)	84,915
Issuable Reorganized Company Common stock, par value $.01 authorized 90,000, issuable 2,929 shares	—		29	(15)					29
Issuable Reorganized Company Additional capital—Common	—		24,981	(15)	—				24,981
Preferred stock, 5,000 shares authorized	—								—
Common stock, par value $1.00 per share—authorized 30,000; issued 7,253 shares	7,253		—				(7,253	)(20)	—
Additional capital	6,895		—				(6,895	)(20)	—
Retained earnings	59,413	(23)	54,366 (12	(1),(4),(8),(9), ),(14),(15)	(22,646 (16	)(2),(3),(6),(10) ),(18),(19)	(91,133 (13	)(1),(3),(4),(5),(7), ),(17),(20),(22)	—
Accumulated other comprehensive loss	(5,510)		—				5,510	(7)	—

	68,527		161,094		(22,646)		(96,489)		110,010
Treasury stock, at cost	(27,637)		—		—		27,637	(20)	—

	40,890		161,094		(22,646)		(68,852)		110,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$667,445		$84,591		$(18,692)		$(53,560)		$679,784

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Issuance of Convertible Preferred Stock

(1) It was a material condition to the Plan of Reorganization that the Predecessor Company raise $85 million of new financing. To meet this condition, the Reorganized Company issued and sold an aggregate of 8,500,000 shares of convertible preferred stock pursuant to a rights offering and a commitment agreement for $85 million. The Reorganized Company used the net proceeds from the issuance and sale of the convertible preferred stock and available cash and borrowings under the post-emergence credit facility to redeem the 18% Senior Secured Notes in the principal amount of $84.677 million at December 31, 2005.

Pursuant to the rights offering, holders of the Predecessor Company’s Senior Subordinated Notes claims that were not parties to the commitment agreement purchased an aggregate of 5,139,200 shares of convertible preferred stock at $10 per share for a total purchase price of $51.392 million. Pursuant to the commitment agreement, the subscribers purchased an aggregate of 3,360,800 shares of convertible preferred stock at $10 per share for a total purchase price of $33.608 million.

Pledges receivable of $85 million were obtained by the Predecessor Company as of December 27, 2004 and are recorded as a receivable of $84.591 million on the Reorganized Company’s consolidated balance sheet. The receivable was discounted by one month to represent the time value of money of the actual cash that will be received ($85 million) on January 31, 2005. The difference between the receivable and the implied value of the preferred stock is charged to reorganization items, net.

The convertible preferred stock has a par value of $.01 per share and 8,500,000 shares were issued and outstanding as of the Effective Date. The implied value of the Reorganized Company’s preferred stock is $85 million, with the excess above par going to additional paid in capital on the convertible preferred stock.

The equity commitment fees, valued at $3.282 million, in conjunction with this placement would normally reduce additional paid in capital. An accrual was recorded for the $3.282 million in other accrued expense on the Reorganized Company’s consolidated balance sheet. However, as a fair value adjustment during Fresh-Start reporting, the $3.282 million was expensed as a reorganization item, net.

Allowance for Doubtful Accounts Receivable

(2) As part of Fresh-Start reporting, the Reorganized Company changed its accounting policy for estimating the reserve necessary to state trade receivable accounts at net realizable value. This accounting policy change increased the Reorganized Company’s allowance for doubtful accounts by $101,000 and was expensed as a reorganization item, net.

Inventory

(3) As part of adopting Fresh-Start reporting on December 31, 2004, the Predecessor Company adjusted its inventory costing policy for work-in-process and finished goods from a twelve-month average cost to a first-in, first-out cost method (based on monthly averages). The Company also made a conforming change to its method of determining inventory densities in the Great Lakes Minerals segment that reduced the Reorganized Company’s inventory by $638,000. The charge is expensed as reorganization items, net.

The Reorganized Company has adopted an accounting policy to reserve for the storage of “backyard” inventory. This policy reduced the Reorganized Company’s inventory by $1.919 million. The charge is expensed as reorganization items, net.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

The Predecessor Company used management and independent valuation specialists to calculate the profits earned by the Predecessor Company related to the expended mining effort of the Predecessor Company’s work-in-process and finished goods inventory to reflect a fair value of such inventory. The adjustment to the Reorganized Company’s inventory values (including the prior adjustments to density factors and slow moving inventory described above) was a net increase of $2.605 million. This credit is recorded in reorganization items, net.

Deferred Financing Fees

(4) The Predecessor Company’s deferred financing fees related to its second DIP facility, Senior Secured Notes and Senior Subordinated Notes as of December 31, 2004, were included in other current assets ($7.276 million) and Other Assets ($4.568 million) in the consolidated balance sheet. The deferred financing fees were written off as a fair value adjustment, with an $11.844 million charge to reorganization items, net.

In addition, the Predecessor Company incurred $1.203 million in bank related fees for professional services and title insurance for the closing of the post-emergence credit facility that were accrued in other accrued expense and expensed as a charge to reorganization items, net.

Goodwill

(5) The Predecessor Company had $73.877 million of goodwill which was written off as a fair value adjustment in Fresh-Start reporting at December 31, 2004, with the charge to reorganization items, net.

Capitalized Stripping

(6) Historically, the Predecessor Company’s policy was that certain mining costs associated with the removal of waste rock in the mining process were recorded at cost and amortized on a units of production method based upon recoverable reserves. The capitalized costs were included as part of mineral reserves in property and equipment and the amortization is included with accumulated depreciation, depletion and amortization in the consolidated balance sheet.

As part of the Company’s accounting policy changes for Fresh-Start reporting, the Company will no longer capitalize these costs, but rather inventory these costs as part of normal production and expense into cost of goods sold as inventory is sold. Accordingly, $29.865 million that was capitalized in the historical financials as part of mineral reserves in property and equipment and $13.831 million that was part of accumulated depreciation, depletion and amortization on the historical financials are expensed as reorganization items, net.

Pensions

(7) In accordance with Fresh-Start reporting, the assets and liabilities of the Reorganized Company’s defined benefit plan are recorded at their fair value, which represents the net amount of the fair market value of pension assets compared with the projected benefit obligation. At December 31, 2004, the Reorganized Company’s fair value of assets was $92.440 million and the projected benefit obligation was $102.853 million. The fair value of each plan resulted in a prepaid pension cost asset of $2.925 million and a pension liability of $13.174 million. The adjustment to fair value resulted in a $43.132 million charge to reorganization items, net and the reduction of the Predecessor Company prepaid pension cost asset by $31.454 million, an increase of $3.755 million in other long-term liabilities related to the accrual for pension liabilities, a net reduction of $5.510 million in accumulated other comprehensive loss related to the Predecessor Company minimum pension liability, and a $2.412 million increase in the deferred tax liability relating to the tax effects of the accumulated other comprehensive loss.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Success Fee

(8) The Company’s Plan of Reorganization included a success fee for the Predecessor Company’s financial advisors and the Creditor’s Committee’s financial advisors that was to be payable upon legal emergence from bankruptcy. The accrual for this success fee was $2.75 million and expensed as a charge to reorganization items, net.

Management Incentive Plan

(9) The Reorganized Company’s Plan of Reorganization included a cash-based management incentive plan for certain salaried employees of the Company that was to be payable upon legal emergence from bankruptcy. The accrual for this plan, including employer taxes, was $2.581 million at December 31, 2004. Additionally, the management incentive plan included an award of stock options that vested upon emergence to certain employees with a fair value of $487,000. These expenses were recorded to reorganization items, net.

Accrued Vacation

(10) The Reorganized Company is making a conforming change to its vacation accrual accounting policy as part of Fresh-Start reporting for its salaried employees and non-union hourly employees. The change increased the Reorganized Company’s vacation accrual by $1.973 million and that change is expensed as reorganization items, net.

Liabilities Subject to Compromise

(11) The December 31, 2004 Predecessor Company’s balance sheet before the adjustments for Fresh-Start reporting included $308,002 million of total liabilities subject to compromise. These liabilities represent items that were pre-petition liabilities and potentially impaired in the bankruptcy. The adjustments needed to reflect the confirmation of the Plan move the majority of these liabilities out of the subject to compromise category, since none of these liabilities are impaired. At December 31, 2004 liabilities subject to compromise were as follows (in thousands):

Current portion of long-term debt	$187,060
Accounts payable	20,867
Payroll and other accrued compensation	2,292
Accrued expenses	6,998
Accrued Interest expense	7,280
Income taxes payable	23
OTHER LONG-TERM LIABILITIES	21,504
LONG-TERM DEBT, less current portion	11,027
POSTRETIREMENT BENEFITS OBLIGATION	50,951

TOTAL	$308,002

Michigan Limestone Purchase Agreement

(12) When the Predecessor Company acquired the Michigan Limestone operation, the purchase price included contingent payments subject to achieving certain operating performance parameters through 2011. At December 31, 2003 the Predecessor Company accrued a contingent payment of $2.1 million that was due to be paid in February 2004, but was not paid and was stayed as a result of the bankruptcy filing

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

After the petition date, the Creditors’ Committee entered into negotiations with certain of the holders of the MLO claims regarding possibly amending the interest purchase agreement. See “Contingent Payments” in the accounting policy section for further discussion.

Based upon the Company’s historical experience on tonnage shipments and other estimates, the estimated Fresh-Start reporting liability related to the Amended Agreement with former owners of MLO is $16.285 million, with $1.5 million classified in other accrued expenses and $14.785 million classified in other long-term liabilities on the Predecessor Company’s consolidated balance sheet. This change will increase the accrual by $14.185 million and that change is expensed as reorganization items, net.

Other Postretirement Benefits

(13) In accordance with Fresh-Start reporting, the liability for other postretirement benefits should be adjusted to fair value, which is the projected benefit obligation in excess of the fair value of plan assets. Based upon the December 31, 2004 projected postretirement benefit obligations in excess of the fair value of plan assets, the Predecessor Company recorded an increase of $8.589 million in the postretirement benefit obligation on the Predecessor Company’s consolidated balance sheet. This charge was recorded as reorganization items, net.

Senior Secured Notes

(14) The Company’s debt structure includes Senior Secured Notes ($84.677 million at December 31, 2004). The Plan of Reorganization allowed the Company to reinstate the Senior Secured Notes and retire the debt at 106% of par. The 6% premium over par was $5.106 million and is included in the Senior Secured Note balance with a related charge to reorganization items, net.

Senior Subordinated Notes

(15) The holders of our allowed Senior Subordinated Notes of $100 million at December 31, 2004 and interest accrued of $5.611 million will receive distributions of the Reorganized Company’s common stock in satisfaction of their claims. The common stock has a par value of $.01 per share and 2,928,571 shares will be issued to the former holders of the Senior Subordinated Notes. The holders of the Senior Subordinated Notes are receiving an estimated $24.523 million in implied value. The difference between the $105.611 million in debt and accrued interest and the $24.523 million in equity is debt forgiveness income included in reorganization items, net.

Vessel Accrual Costs

(16) As part of the Fresh-Start reporting process, the Reorganized Company changed its accounting policy on the accrual of end of sailing season expenses on its vessels. The Reorganized Company will expense one year’s costs associated with lay-up and winterization of the vessels to match with each sailing season’s revenues earned. This accounting policy change increased the Reorganized Company’s accrued expenses by $1.173 million and was expensed as a reorganization item, net.

Asset Retirement Obligations

(17) The Predecessor and Reorganized Company are legally required by various state and local regulations and/or contractual agreements to reclaim land disturbed by quarrying activities and to remove buildings, land improvements and fixed equipment from certain properties upon termination of mining. The Reorganized

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Company is required to adjust its asset retirement obligation liability to fair value in Fresh-Start reporting which is the present value of amounts to be paid determined at appropriate current interest rates. This adjustment increased the asset retirement obligation liability by $758,000.

In addition, the Reorganized Company will value the fixed asset component of the asset retirement obligation liability at the same value and eliminate the associated accumulated depreciation previously recorded by the Predecessor Company. The impact is that the Reorganized Oglebay will increase the net land reclamation asset by $4.821 million with the net credit of $4.063 million being recognized as a reorganization item, net.

Insurance

(18) The Reorganized Company is changing its accounting policy as part of Fresh-Start reporting for the accrual of claims covered by certain protection and indemnity insurance policies in its Great Lakes Minerals segment. The change increased the Reorganized Company’s insurance accrual by $260,000 and that change is expensed as reorganization items, net.

Global Stone Filler Products Stone Agreement

(19) As part of Fresh-Start reporting, the Reorganized Company changed its accounting policy related to the prior owner’s rights to free and/or below market value stone at the Global Stone Filler Products location in Chatsworth, Georgia. This accounting policy change increased the Reorganized Company’s accrued expenses by $32,000 and other long-term liabilities by $517,000 and was expensed as a reorganization item, net.

Equity

(20) This amount represents all adjustments to eliminate the Predecessor Company’s historical common stock, retained earnings, additional capital, treasury stock and other accumulated comprehensive income.

Property and Equipment

(21) As part of Fresh-Start reporting, all assets are recorded at their respective fair values. Because of that requirement and the material nature of the property, plant and equipment, the Company engaged an independent valuation specialist to appraise its property, plant and equipment. Because each asset will be recorded at fair value, the accumulated depreciation has been netted with the gross property, plant and equipment on the Reorganized Company’s consolidated balance sheet. The result of the debt forgiveness and Fresh-Start reporting adjustments contemplated, compared with the reorganization value would require the Reorganized Company to write up its property and equipment by $56.189 million and increase its deferred tax liability by $21.914 million.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Deferred Taxes

(22) As part of Fresh-Start reporting, the Company recognized over $80 million of debt forgiveness income (recorded in reorganization items, net, see Item 6 above). This adjustment allows the Company to reduce the valuation allowance needed on its net deferred tax assets by $10.408 million, with the credit going to reorganization items, net.

Additionally there are changes to the deferred tax liability based upon the changes to the assets and liabilities related to the Fresh-Start valuation adjustments and planned debt forgiveness.

Professional Fees

(23) The Predecessor Company incurred $18.779 million of reorganization expense, net, throughout 2004. These expenses were primarily related to legal and professional fees.

ACCOUNTING POLICIES

Below is a list of the Company’s accounting policies

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

Inventories:    Raw materials, spare parts and operating supplies, work-in-process and finished goods inventory were adjusted to fair value at December 31, 2004 as part of Fresh-Start reporting. As part of accounting policy changes in Fresh-Start reporting, the Company will change its inventory costing policy for work-in-process and finished goods in 2005 from a twelve-month average cost to the first-in, first-out cost method (based on monthly averages). Raw materials will be stated at the lower of actual cost (first-in, first-out method) or market. Spare parts and operating supplies will be stated at actual cost or average cost. Additionally, the Company has an inventory valuation reserve for inventory amounts on hand that are in excess of one year of sales.

Property and Equipment:    Property and equipment are stated at cost, except for assets that were adjusted to fair value as part of Fresh-Start reporting. The Company’s prior accumulated depreciation was eliminated and all assets were stated at fair value. That fair value was then adjusted pro-rata, based upon the enterprise value of the Company in accordance with FAS No. 141 and SOP 90-7. The Company provides depreciation on buildings and improvements and machinery and equipment using the straight-line method over the assets’ estimated useful lives. In general, when new, useful lives range from 2 to 5 years for computer equipment and software, 5 to 20 years for plant, machinery and equipment, 20 to 40 years for buildings and improvements, and up to 60 years for the Company’s marine vessels. Expenditures for repairs and maintenance are charged to operations as incurred. Vessel inspection costs are capitalized and amortized over the shipping seasons between required inspections. Mineral reserves and mining costs associated with the removal of waste rock in the mining process were previously recorded at cost and were depleted or amortized on a units of production method based upon recoverable reserves. As an accounting policy change in Fresh-Start reporting at December 31, 2004, the Company is now treating these costs as regular production costs and part of inventory.

Intangible Assets:    Intangible assets consist primarily of goodwill and financing costs. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142),

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

which the Company adopted at January 1, 2002, the Company reviews goodwill for impairment at least annually using a two-step impairment test to first identify potential impairment and then to measure the amount of the impairment, if any. In 2003 and 2002, these tests indicated that goodwill was not impaired. At December 31, 2004, as part of the Fresh-Start reporting fair value adjustments, both Predecessor Company goodwill and deferred financing costs were charged to reorganization items, net.

In 2003, additions to goodwill from acquisitions totaled $4.149 million, while reductions of goodwill from dispositions totaled $3.316 million.

Financing costs were amortized using the straight-line method over the respective periods of the loan agreements, which ranged from ten months to 10 years. In 2004, $3.64 million was expensed upon the payment of the pre-petition credit facility before its scheduled maturity.

Impairment of Tangible Long-Lived Assets:    If an impairment indicator exists, the Company assesses the recoverability of its tangible long-lived assets by determining whether the amortization of the remaining balance of an asset over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the amount of impairment is calculated using a discounted future operating cash flow analysis and the carrying amount of the related asset is reduced to fair value. See Note D to the consolidated financial statements for impairment charges recognized by the Company in 2004, 2003 and 2002.

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

For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (for example, in interest expense when the hedged transactions are interest cash flows associated with variable rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income (expense)—net in operations during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in other income (expense)—net in operations during the period of change. Refer to Note G to the consolidated financial statements for further discussion on the Company’s use of derivative instruments.

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

The Company is legally required by various state and local regulations and/or contractual agreements to reclaim land disturbed by its quarrying activities and to remove buildings, land improvements and fixed

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

equipment from certain properties. Upon adoption of SFAS No. 143, the Company recorded asset retirement obligations totaling $5.854 million, increased net property and equipment by $3.574 million and recognized a non-cash cumulative effect charge of $1.391 million (net of income tax benefit of $889,000). The Company re-evaluated the asset retirement obligation as of July 1, 2004. This update resulted in a $674,000 increase to the asset retirement obligation and the related long-lived asset in the third quarter of 2004. Asset retirement obligations are included in other long-term liabilities on the consolidated balance sheet.

Asset retirement obligations were estimated for each of the Company’s operating locations, where applicable, based on the Company’s current and historical experience, adjusted for factors that an outside third-party would consider, such as inflation, overhead and profit. Estimated obligations were escalated based upon the anticipated timing of the related cash flows and the expected closure dates of the operating locations using an assumed inflation rate, and then were discounted using a credit-adjusted, risk-free interest rate. The expected closure date of each location represents the estimated exhaustion date of remaining mineral reserves or, for leased locations, the lesser of the mineral reserve exhaustion date or lease termination date. Because the Company’s mineral reserves and lease agreements have expected lives many years into the future, an appropriate market risk premium could not be estimated or considered when escalating the estimated obligations. The accretion of the asset retirement obligations and depreciation of the capitalized costs, which are included in depreciation, depletion, amortization and accretion on the consolidated statement of operations, are being recognized over the estimated useful lives of the operating locations (i.e., to their expected closure dates). A movement of the Company’s asset retirement obligations during the years ended December 31, 2004 and 2003 follows (in thousands):

	Predecessor Company 2004		Predecessor Company 2003
Asset retirement obligations upon adoption at January 1	$6,779		$5,854
Accretion expense	488		481
Provisions and adjustments to prior reserves and actual expenditures, net	571		444
Fresh-Start fair value adjustment	758

Balance at December 31	$8,596	*	$6,779

*	Note that the December 31, 2004 balance represents the Reorganized Company’s liability.

As part of Fresh-Start reporting at December 31, 2004, the Company re-evaluated its asset retirement obligations and adjusted its land reclamation asset to equal the liability for asset retirement obligations and eliminated all prior accumulated depreciation.

Pro forma effects on 2002, assuming that SFAS No. 143 had been applied, were not material to reported net loss and net loss per share.

Contingent Payments:    The purchase price of the Company’s Michigan Limestone operation, which was acquired by the Company in the second quarter of 2000, included contingent payments subject to achieving certain operating performance parameters through 2011. The Company accrued contingent payments of $2.1 million and $3.072 million at December 31, 2003 and 2002, respectively, representing additional purchase price and an increase to recorded mineral reserves. The $2.1 million accrued contingent payment at December 31, 2003 was not paid.

After the petition date, the Creditors’ Committee entered into negotiations with certain of the holders of the MLO claims regarding amending the interest purchase agreement. Mr. Lundin, CEO of the Company, had no involvement with these negotiations. The Cary Mining Company, Inc., one of the holders of MLO claims, was a member of the Creditors’ Committee, but took no part in, and was excluded from any involvement in, all of the negotiations and discussions of the Creditors’ Committee regarding the MLO claims. As a result of these

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

negotiations, the interest purchase agreement was amended and assumed (as amended) by the Company as of the Effective Date. Specifically, pursuant to the amended interest purchase agreement, the parties agreed to significantly reduce the aggregate annual amount of contingent payments and to extend the time period within which the contingent payments are to be made by four to six years. The amended interest purchase agreement provides for maximum aggregate amounts of annual contingent payments in the period 2003 through 2016 as follows:

•	$625,000 for 2003 (paid upon the Effective Date);

•	$1.025 million for the period 2004-2006; and

•	$2.65 million for the period 2007-2016.

In addition, the amended interest purchase agreement provides that:

•	beginning with the Company’s 2004 fiscal year, EBITDA payments are determined based upon the Company’s consolidated EBITDA and all of the Company’s subsidiaries rather than the aggregate EBITDA of the purchased quarries and/or the purchased operations;

•	the Company’s subsidiaries execute and deliver guaranty agreements as adequate assurance of future performance within the meaning of the Bankruptcy Code;

•	the holders of MLO claims waive any right, upon assumption and assignment to the Company of the amended interest purchase agreement, to any cure amounts or adequate assurance of future performance within the meaning of the Bankruptcy Code, other than as provided in the amended interest purchase agreement; and

•	the holders of MLO claims consent to any change in control resulting from the Company’s emergence from Chapter 11 and waive any rights that they have (or might have had) to demand accelerated contingent payments as a result of the commencement or pendency of the Company’s Chapter 11 cases or the Company’s emergence from Chapter 11.

Mr. Lundin received payments totaling $571,000 in 2002 and $391,000 in 2003 as his 18.6% share of the contingent payments. Mr. Lundin did not receive any contingent payment in 2004 but received a payment of $112,525 on the Effective Date.

Stock Compensation:    Prior to application of Fresh-Start reporting, the Predecessor Company accounted for stock-based compensation using the intrinsic value method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The table below summarizes stock compensation cost included in the determination of net loss using the intrinsic value method and the impact on net loss and net loss per share, assuming dilution, had the Company accounted for stock-based compensation using the alternative fair value method of accounting (in thousands, except per share amounts). See Note I to the consolidated financial statements for further discussion:

	2004	2003	2002
Stock compensation cost included in the determination of net loss, as reported—net of taxes	$19	$296	$369

Net loss, as reported	$(106,075)	$(33,192)	$(6,608)
Estimated fair value of stock compensation cost, net of taxes	(231)	(515)	(731)

Net loss, as adjusted	$(106,306)	$(33,707)	$(7,339)

Net loss per share, as reported—assuming dilution	$(20.27)	$(6.48)	$(1.32)

Net loss, as adjusted—assuming dilution	$(20.31)	$(6.58)	$(1.46)

See “Recently Adopted Accounting Standards” below for a discussion on SFAS 123(R).

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Use of Estimates:    The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Revenue Recognition:    Sales are recognized when products are shipped and title transfers to customers. Operating revenues are recognized as services are provided to customers. For Great Lakes shipments in transit at year-end, the Company recognizes revenue pro-ratably based upon the number of sailing days per voyage. Total net sales and operating revenues include external freight billed to customers with the related costs included in cost of sales.

Pooling Arrangement:    The Company’s Great Lakes Minerals segment pools its fleet operations with the fleet operations of American Steamship Company, a wholly owned subsidiary of GATX Corporation. The multi-year pooling agreement provides for the coordination of dispatch and other fleet operations but does not involve the transfer of any assets. Each party to the pooling agreement records operating revenues and operating expenses related to the operation of their fleet vessels. Operating income is allocated between the Company and American Steamship Company in accordance with the sharing provisions outlined in the pooling agreement (including capacity considerations, volume and type of contracts, etc.) The allocation of operating income is determined periodically by a joint board.

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

Reclassifications:    Certain amounts in prior years have been reclassified to conform to the 2004 consolidated financial statement presentation.

Recently Adopted Accounting Standards

In May 2004, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS No. 106-2”). FSP FAS No. 106-2 is effective for interim or annual periods beginning after June 15, 2004. See Note J to the consolidated financial statements for the effect of FSP FAS No. 106-2.

In December 2004, the Financial Accounting Standard Board (FASB) issued FASB No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95 Statement of Cash Flows.

Generally, the approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption is permitted in financial statements which have not yet been issued. Due to Fresh-Start reporting, the Company is required to adopt Statement 123(R) as a Fresh-Start adjustment on December 31, 2004. The effects of Statement 123 (R) will be reflected as of January 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt Statement 123(R) using the modified-prospective method.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Due to Fresh-Start reporting, the Company is required to adopt SFAS No. 151 as a Fresh-Start adjustment on December 31, 2004. Management does not believe the adoption will have a material effect on the Company’s results of operations, financial condition or liquidity.

In December 2004, the FASB issued FSP FAS No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004” (“FSP FAS No. 109-1”). This statement requires the qualified production activities deduction as defined in the American Jobs Creation Act of 2004 (the Jobs Act) to be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes.” The statement also requires that the special deduction should be considered in measuring deferred taxes when graduated tax rates are a significant factor and when assessing whether a valuation allowance is necessary. FSP FAS No. 109-1 was effective upon issuance. In accordance with the Jobs Act, determination of the qualified production activities deduction is not required until 2005, however, due to Fresh-Start reporting, the Company is required to adopt FSP FAS No. 109-1 as a Fresh-Start adjustment on December 31, 2004. Due to the projected tax losses for the next few years, management does not believe that this statement will have a material effect on the Company’s results of operations, financial condition and liquidity.

NOTE C—ACQUISITIONS AND DISPOSITIONS

In separate transactions in January 2004, the Predecessor Company sold two assets of its Erie Sand and Gravel operations (the Redi-Mix business unit and the vessel M/V Richard Reiss) to E.E. Austin & Son, Inc. and Grand River Navigation Company, Inc., respectively. The Redi-Mix business unit was comprised of Serv-All Concrete, Inc. and S&J Trucking, Inc. These assets were not considered integral to the long-term strategic direction of the Predecessor Company. Proceeds from the sales were $1.225 million for Redi-Mix and $1.8 million for the vessel. No gain or loss on sale was recognized by the Predecessor Company.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

In conjunction with the sale of the Redi-Mix business unit, the Predecessor Company entered into a long-term supply agreement with E.E. Austin & Son, Inc. dated January 21, 2004, pursuant to which the Predecessor and Reorganized Company will provide certain aggregates at market prices to E.E. Austin & Son, Inc. for an initial term of fifteen years beginning on the closing date of the agreement. Additionally, the Predecessor and Reorganized Company and E.E. Austin & Son, Inc. entered into a sublease agreement dated January 21, 2004, whereby E.E. Austin & Son, Inc. is subleasing property from the Company previously dedicated to the operation of the Redi-Mix business unit. The initial term of the sublease agreement commenced in January 2004 and extends to December 31, 2019. The agreement is renewable in five-year increments thereafter, upon agreement by both parties.

On October 27, 2003, as part of its ongoing business restructuring, the Predecessor Company sold the Lawn and Garden business unit of its Global Stone operating segment to Oldcastle Retail, Inc. (Oldcastle). The sales price was $10 million of value subject to working capital adjustments. Based upon those working capital adjustments, the Predecessor Company received $6.871 million in cash at closing. The net book value of the Lawn and Garden business unit at the closing date, including an allocation of the Global Stone segment’s goodwill of $3.316 million, was $10.057 million. The Predecessor Company recognized a loss on disposition of assets of $3.692 million during the fourth quarter of 2003. Due to the finalization of the purchase price during 2004, the Predecessor Company recognized a $29,000 gain.

In conjunction with the sale of the Lawn and Garden business unit, the Predecessor Company entered into a long-term supply agreement with Oldcastle dated October 27, 2003, pursuant to which the Predecessor and the Reorganized Company will provide certain raw materials at market price to Oldcastle for an initial term of ten years beginning on the closing date of the agreement, with a renewal option for an additional ten-year period. The Predecessor Company and Oldcastle also entered into a lease and operation of equipment agreement dated October 27, 2003, whereby certain areas of the Company’s York, Pennsylvania, operations previously dedicated to Lawn and Garden operations are being leased at market rates to Oldcastle through December 31, 2005.

In early January 2003, the Predecessor Company acquired all of the outstanding common shares and other ownership interests in a group of companies together known as Erie Sand and Gravel Company (Erie Sand and Gravel) for $6.831 million in cash and $4.069 million in assumed debt, which was refinanced at closing. The acquisition included fixed assets of $5.446 million and goodwill of $4.149 million. Erie Sand and Gravel operates a dock, a bulk products terminal, a Great Lakes self-unloading vessel, a sand dredging and processing operation, a ready-mix concrete mixing facility and a trucking company that distribute construction sand and aggregates in the northwest Pennsylvania/western New York region. The net assets and results of operations of Erie Sand and Gravel are included within the Company’s Great Lakes Minerals segment.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE D—RESTRUCTURING, ASSET IMPAIRMENTS AND VOLUNTARY EARLY RETIREMENT

The following summarizes the provision for restructuring, asset impairments and early retirement programs and the remaining reserve at December 31, 2004 (in thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total
Remaining reserve at January 1, 2002	$2,563	$-0-	$2,280	$4,843
2002 charge		1,154		1,154
Amounts utilized		(1,154)		(1,154)
Actual expenditures	(1,500)		(1,077)	(2,577)
Provisions and adjustments to prior reserves, net	(298)		66	(232)

Remaining reserve at December 31, 2002	$765	$-0-	$1,269	$2,034
2003 charge		13,272		13,272
Amounts utilized		(13,272)		(13,272)
Actual expenditures	(759)		(428)	(1,187)
Provisions and adjustments to prior reserves, net	36		(87)	(51)

Remaining reserve at December 31, 2003	$42	$-0-	$754	$796
2004 charge		7,010		7,010
Amounts utilized		(7,010)		(7,010)
Actual expenditures	17		(164)	(147)
Provisions and adjustments to prior reserves, net	(28)		464	436

Remaining reserve at December 31, 2004	$31	$-0-	$1,054	$1,085

During the third quarter of 2004, the Predecessor Company recorded a $5.695 million pre-tax asset impairment charge to further reduce the net book value of the Performance Minerals segment’s Specialty Minerals operations Velarde plant. The impairment indicator was a temporary suspension of operations of the Velarde plant. The Velarde plant was written down to the estimated fair value based on current market offers.

In the second quarter of 2004, due to changes in facts and circumstances, the Predecessor Company recorded an adjustment to increase the Provision for Restructuring, Asset Impairments and Early Retirement Programs by $500,000 for exit costs related to previously shutdown abrasives facilities.

In the first quarter of 2004, the Predecessor Company recorded a $1.315 million asset impairment charge related to the exit and sublease of the Cleveland Marine Services office. Of this charge, $1.170 million was primarily related to the difference between base rent due until December 2009 and sublease income that will be received into March 2008. An additional $145,000 pre-tax charge was recorded to write-off leasehold improvements abandoned at the Marine office.

During the second quarter of 2003, the Predecessor Company recorded a $13.114 million pre-tax asset impairment charge to reduce the net book value of the Performance Minerals segment’s Specialty Minerals operation to its estimated fair value, as determined by management based on an independent third-party appraisal. The charge reduced the carrying value of the operation’s land, depreciable fixed assets and mineral reserves by $2.610 million, $2.334 million and $8.170 million, respectively.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Fair values were estimated using a discounted cash flow valuation technique incorporating a discount rate commensurate with the risks involved for each group of assets. The remaining 2003 impairment charges of $158,000 were recorded in the fourth quarter to reduce the carrying value of certain idled equipment of the Global Stone segment.

During the fourth quarter of 2002, the Predecessor Company recorded a $1.154 million pre-tax asset impairment charge to reduce the carrying value of certain idled fixed assets of the Performance Minerals and Global Stone segments to their estimated fair values based on expected future cash flows (essentially zero). The impaired assets primarily represent machinery, equipment and land improvements that are currently idle and whose future operation is not integral to the long-term strategic direction of the Predecessor Company.

During 2002, the Predecessor Company sold non-strategic mineral processing operations closed in conjunction with the 2001 restructuring with the excess of cash proceeds over carrying value of $959,000 being included in the provision for restructuring, asset impairments and early retirement programs in the Predecessor Company’s consolidated statement of operations.

NOTE E—NET LOSS PER SHARE

Net loss per share for the fiscal year ended December 31, 2004 was calculated using the Predecessor Company’s pre-petition common stock which was cancelled on the Effective Date pursuant to the Plan of Reorganization. The calculation of net loss per share—basic and assuming dilution follows (in thousands, except per share amounts):

	2004	2003	2002
Average numbers of Predecessor Company shares outstanding:
Average number of shares outstanding—basic	5,233	5,125	5,025
Dilutive effect of stock plans	-0-	-0-	-0-

Average number of shares outstanding—assuming dilution	5,233	5,125	5,025

Net loss per share—basic and assuming dilution:
Loss before cumulative effect of accounting change	$(106,075)	$(31,801)	$(6,608)
Cumulative effect of accounting change for asset retirement obligations, net of income taxes	-0-	(1,391)	-0-

Net loss	$(106,075)	$(33,192)	$(6,608)

Loss before cumulative effect of accounting change	$(20.27)	$(6.21)	$(1.32)
Cumulative effect of accounting change for asset retirement obligations, net of income taxes	-0-	(0.27)	-0-

Net loss per share—basic and assuming dilution	$(20.27)	$(6.48)	$(1.32)

For the year ended December 31, 2004 and 2003, zero and 313 common shares, respectively, that were issuable under stock compensation plans and could dilute earnings per share in the future were not included in earnings per share because to do so would have been anti-dilutive.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE F—INCOME TAXES

Total income taxes differ from the tax computed by applying the U.S. federal corporate income tax statutory rate for the following reasons (in thousands):

	2004	2003	2002
Loss before income taxes	$(107,083)	$(62,144)	$(13,036)

Income taxes (benefit) at statutory rate	$(37,479)	$(21,750)	$(4,563)
Tax differences due to:
Percentage depletion	(4,852)	(2,786)	(2,503)
State income taxes	(466)	(476)	528
Favorable IRS settlement	-0-	(5,332)	-0-
Reorganization expenses	27,370	-0-	-0-
Other	9	1	110

	$(15,418)	$(30,343)	$(6,428)
Valuation allowance	14,410	-0-	-0-

Total income taxes (benefit)	$(1,008)	$(30,343)	$(6,428)

Because of the Predecessor Company’s continued net losses, the total income tax benefit is all recorded as deferred taxes on the consolidated statement of operations.

As of the Effective Date, the Reorganized Company has net operating loss carry forwards for tax purposes of $100.859 million, which expire in 2020, 2021, 2022, 2023 and 2024. Due to the change in control of the Company, Internal Revenue Code Section 382 will limit the utilization of these net operating loss carry forwards on an annual basis, resulting in the need for a valuation allowance for book purposes.

During calendar year 2003, the Predecessor Company experienced a favorable conclusion to the audit of its federal income tax returns. This favorable settlement of $5.332 million is included in the Predecessor Company’s consolidated statement of operations as a current income tax benefit.

The Predecessor Company received income tax refunds of $19,000, $3,000 and $7.855 million in 2004, 2003 and 2002, respectively. The Predecessor Company made income tax payments of $263,000, $78,000 and $28,000 in 2004, 2003, and 2002, respectively.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Predecessor and Reorganized Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31
	Reorganized Company 2004	Predecessor Company 2003
Deferred tax liabilities:
Tax over book depreciation, depletion, amortization and Accretion	$83,196	$72,363
Pension benefits	406	14,215
Other	4,254	10,863

Total deferred tax liabilities	87,856	97,441
Deferred tax assets:
Postretirement benefits	24,586	16,817
Coal Act liability	2,694	2,581
Alternative minimum tax credit carry-forward	4,810	4,810
Net operating loss carry-forward	35,809	55,190
Restructuring, asset impairments and early retirement programs	7,721	5,408
Interest rate hedge contracts	(97)	381
Minimum pension liability adjustments	-0-	2,412
Deferred financing expenses	5,088	-0-
Other	8,398	9,147

Total deferred tax assets	89,009	96,746
Valuation allowance	3,039	-0-

Net deferred tax liabilities	$1,886	$695

NOTE G—LONG-TERM DEBT and OTHER FINANCIAL INSTRUMENTS

A summary of the Predecessor and Reorganized Company’s long-term debt is as follows (in thousands):

	December 31
	Reorganized Company 2004	Predecessor Company 2003
Second DIP Credit Facility	$250,000	$-0-
Pre-petition Credit Facility	-0-	225,475
Senior Secured Notes	89,783	79,781
Senior Subordinated Notes	-0-	100,000
Vessel Term Loan	12,537	14,239
Notes and Bonds payable and capital leases	873	2,345

	353,193	421,840
Less current portion	342,166	420,350

	$11,027	$1,490

In fresh-start reporting the Company’s Senior Subordinated Notes were converted to issuable common shares.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Subsequent Events

Post-emergence credit facility.    On the Effective Date, the Company and each of its wholly-owned direct and indirect subsidiaries entered into a debt agreement with a syndicate of financial institutions (“the post-emergence credit facility”). The Company and the majority of its significant operating companies are borrowers under the post-emergence credit facility, and the remaining subsidiaries guarantee the obligations under the post-emergence credit facility. The maturity date of the obligations under the post-emergence credit facility is January 30, 2010 or such earlier date as prescribed in the post-emergence credit facility. Interest is payable on the outstanding loans monthly in arrears on the first day of each month. As of January 31, 2005, the Company had total outstanding indebtedness of $261 million under the post-emergence credit facility, comprised of revolving loans, a term loan A and a term loan B as described below.

The term loan A has an initial principal amount of $105 million. The term loan A bears interest at a floating rate linked to the prime rate or LIBOR, at the Company’s option. The term loan A, or such portion as the Company may elect, linked to LIBOR bears interest at the greater of 6.00% or LIBOR plus 4.00%, and such portion of the term loan A as the Company may elect to be linked to the prime rate bears interest at the greater of 6.00% or the prime rate plus 1.50%. Principal payments are due in 47 consecutive monthly installments of $875,000, with the first payment due in January 2006, and with a final installment of the remaining outstanding principal due on the maturity date of the post-emergence credit facility.

The term loan B has an initial principal amount of $150 million. The term loan B bears interest at a floating rate linked to the prime rate or LIBOR, at the Company’s option. The term B loan, or such portion as the Company may elect, linked to LIBOR bears interest at the greater of 12.25% or LIBOR plus 10.25%, and such portion of the term loan B as the Company may elect to be linked to the prime rate, bears interest at the greater of 14.25% or the prime rate plus 9.75%. The outstanding principal of the term loan B is due on the maturity date of the post-emergence credit facility.

The revolving loans available under the post-emergence credit facility are in an aggregate principal amount not to exceed $55 million (including a sublimit of $20 million for issuance of letter of credit accommodations), with an additional $10 million in revolving loans permitted, subject to availability requirements under the post-emergence credit facility, from March through September 2005. Principal amounts of the revolving facility that the Company repays may be reborrowed in accordance with the terms of the post-emergence credit facility. The revolving loans under the post-emergence credit facility bear interest at a floating rate linked to the prime rate or LIBOR, at the Company’s option. Revolving loans linked to the prime rate bear interest at the greater of 5.50% or the prime rate plus 1.00%, and revolving loans linked to LIBOR bear interest at the greater of 5.50% or LIBOR plus 3.50%. As of January 31, 2005, $3.0 million was outstanding under the revolving credit facility, excluding $11.4 million in letter of credit accommodations.

The Company and its subsidiaries are subject to affirmative and negative covenants under the post-emergence credit facility, including periodic financial reporting. The Company is also subject to quarterly financial covenants, including minimum consolidated earnings before interest, taxes, depreciation and amortization, which is known as EBITDA, and fixed charge coverage ratio tests measured for each period of four consecutive fiscal quarters and an annual covenant on the maximum amount of capital expenditures.

Long-Term Debt at December 31, 2004 and 2003

At December 31, 2004, the Reorganized Company was party to a debtor-in-possession credit facility which automatically converted into the post-emergence credit facility on the Effective Date, a vessel term loan, a Senior Secured Notes agreement and a Senior Subordinated Note agreement that was converted to issuable common shares as part of the Plan of Reorganization

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

On April 30, 2004, the Bankruptcy Court entered an order authorizing the Debtors to enter into a $305 million second DIP credit facility providing the Predecessor Company with post-petition financing. The Bankruptcy Court also authorized the Predecessor Company to pay certain commitment fees and other expenses related to this loan. The second DIP credit facility was consummated on July 15, 2004. The second DIP credit facility was used to repay borrowings under the first DIP credit facility and the existing pre-petition bank credit facility and provided a revolving credit facility for working capital while the Predecessor Company was in Chapter 11. During 2004, the Predecessor Company incurred $11.053 million in deferred financing costs, which included the commitment fees and professional fees related to the second DIP credit facility. Upon confirmation of the Reorganized Company’s Plan and emergence from Chapter 11 on January 31, 2005, the $305 million second DIP credit facility was automatically converted to a five-year $310 million credit facility (plus a $10 million additional amount from March to September 2005) to provide financing for the Reorganized Company.

At December 31, 2004, the Company had borrowings of $250 million under the second DIP credit facility. $125 million was a Term A and A-1 loan with a variable interest rate of 6.46% and $125 million under a Term B loan with a variable interest rate of 12.21%.

The Predecessor Company’s second DIP credit facility repaid the borrowings under the pre-petition bank credit facility. This credit facility included a Syndicated Term Loan and Senior Credit Facility. The facility had a scheduled maturity of October 31, 2004 and the Predecessor Company violated various financial covenants. On September 11, 2003, the Predecessor Company entered into amendments with its syndicated banking group and senior secured note holders. The Amendments required the Predecessor Company to repay at least $100 million of debt from the proceeds of permitted asset sales by February 25, 2004. As a result of the Predecessor Company’s decision to not repay $100 million in debt from proceeds of permitted asset sales by February 25, 2004, the Predecessor Company was in default of the Syndicated Term Loan, Senior Credit Facility, Senior Secured Notes, Senior Subordinated Notes and Vessel Term Loan.

The second DIP credit facility replaced the initial debtor-in-possession facility (“initial DIP credit facility”) that allowed the Predecessor Company to borrow up to $70 million and was approved by the Bankruptcy Court on April 8, 2004. During 2004, the Predecessor Company incurred $2.841 million in deferred financing costs related to legal and professional fees related to the initial DIP credit facility.

As previously stated, the Reorganized Company issued and sold $85 million in convertible preferred stock pursuant to the rights offering and commitment agreement on the Effective Date. The Reorganized Company used the net proceeds from the issuance and sale of the convertible preferred stock and available cash and borrowings under the post-emergence credit facility to redeem the 18% Senior Secured Notes in the principal amount at December 31, 2004 of $84.677 million due October 25, 2008. These notes were redeemed at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement, dated October 25, 2002. The reinstatement at 106% was approved by the Bankruptcy Court and increased the principal balance to $89.783 million at December 31, 2004 for the Reorganized Company.

The Senior Secured Notes were funded on October 25, 2002 with a scheduled amortization in 2007 and 2008. Interest on the notes included a 13% per annum cash payment, payable quarterly and a 6% payment-in-kind per annum rate that was accrued to the principal balance. This interest payment was suspended during the bankruptcy, however it was paid in full on the Effective Date. The Predecessor Company had violated financial covenants with this agreement in 2003.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

As previously discussed, the Reorganized Company’s Plan of Reorganization included the conversion of a $100 million principal amount of Senior Subordinated Notes plus accrued and unpaid interest into a pro-rata distribution of 2,928,571 shares of the Reorganized Company’s common stock in full satisfaction of their claims.

The Predecessor Company was in default of its Subordinated Note Agreement in September 2003 for deferring an interest payment in excess of its 30-day grace period. That default was cured in September 2003.

In 1997, the Predecessor Company entered into a $17 million fixed rate Vessel Term Loan with a bank to finance the acquisition of two Marine Services vessels, which had previously been under charter agreements. The Vessel Term Loan contains covenants that match the $310 million post-emergence credit facility. During 2002, the Predecessor Company amended its agreement on this Vessel Term Loan to establish new quarterly covenant levels that match the Senior Credit Facility and Syndicated Term Loan and agreed to a change in pricing. Semi-annual principal payments from January 15, 2005 through January 15, 2007 range from $920,000 to $1.055 million, increasing yearly; and a final principal payment of $7.650 million is due on July 15, 2007.

The loan is secured by mortgages on the two vessels, which have a net book value of $9.157 million at December 31, 2004. The Vessel Term Loan has a semi-variable interest rate of 9.82% at December 31, 2004.

Including the two vessels pledged to the Vessel Term Loan, all of the Reorganized Company’s U.S. accounts receivable, inventories and property and equipment, which approximate $549.122 million, secure long-term senior debt of $352.376 million at December 31, 2004.

In 2004, the Predecessor Company incurred $13.894 million of deferred financing costs primarily related to the $75 million initial DIP and the $305 million second-DIP financing. In 2003, the Predecessor Company incurred $4.762 million of deferred financing costs primarily related to the amendment of the Syndicated Term Loan, Senior Credit Facility and the Senior Secured Notes and waiver of covenant violations under the related agreements. In 2002, the Predecessor Company incurred $8.413 million of deferred financing costs primarily related to the execution of the Senior Secured Notes transaction and amendment of the Senior Credit Facility and Syndicated Term Loan. Since, in each of the years, the modification to the anticipated cash flows resulting from the above described amendment activity was not considered significant to cash flows of the related debt or represented new debt, the deferred financing costs were included in other assets on the consolidated balance sheet and were amortized over the term of the respective agreements. As part of the fair value adjustments in Fresh-Start reporting, these deferred financing fees were charged to reorganization items, net.

The Reorganized Company has stand-by letters of credit totaling $12.1 million at December 31, 2004, with no balance outstanding at December 31, 2004. The stand-by letters of credit expire on May 15, 2005 ($2.0 million) and June 15, 2005 ($10.1 million).

Although nearly all of the Predecessor Company’s debt is classified as current due to the defaults discussed above, stated long-term debt maturities are $342.166 million in 2005 (the Reorganized Company’s DIP Loans expire in 2005 and were refinanced at emergence and the Senior Secured Notes were paid in 2005 pursuant to the Plan), $2.128 million in 2006, $8.796 million in 2007 and $103,000 in 2008. The Predecessor Company made interest payments of $26.214 million, $47.921 million and $40.862 million during 2004, 2003 and 2002, respectively. In 2004, 2003 and 2002, the Predecessor Company included the 6%, 6% and 5%, respectively, payment-in-kind interest related to the Senior Secured Notes’ interest expense on the Predecessor Company’s consolidated statement of operations.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

The Predecessor Company recognizes all derivative instruments on the consolidated balance sheet at fair value. The Predecessor Company’s syndicated banking group had required interest rate protection on fifty-percent of the Predecessor Company’s Senior Credit Facility and Syndicated Term Loan, prior to their amendment during the third quarter of 2003. Accordingly, the Predecessor Company entered into interest rate swap agreements during 2001 that effectively converted a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The Predecessor Company’s final swap expired on June 30, 2004.

On January 1, 2001, the Predecessor Company entered into interest rate swap agreements with an aggregate notional value of $220 million. At that time, interest rate swaps with a notional value of $50 million were designated in cash flow hedge relationships in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” while interest rate swaps with a notional value of $170 million did not qualify as hedging instruments.

For the interest rate swaps with a notional value of $50 million that were designated in cash flow hedge relationships on January 1, 2001, the effective portion of the changes in fair value of the swaps was recorded in other comprehensive loss, a component of stockholders’ equity. At December 31, 2002, the Predecessor Company undesignated one of these interest rate swaps with a notional value of $20 million, since the Predecessor Company’s outstanding variable rate debt at that time was less than the $220 million aggregate notional value. Changes in the fair value of the undesignated interest rate swap after December 31, 2002 were recognized in interest expense. These interest rate swaps expired on April 3, 2003 and were not replaced by the Predecessor Company.

For the interest rate swaps with a notional value of $170 million that did not qualify as hedging instruments on January 1, 2001, a pre-tax transition adjustment of $4.623 million ($2.82 million net of income taxes) was recorded in other comprehensive loss. The transition adjustment was amortized to interest expense over ten quarters, ending June 30, 2003. The pre-tax charge to interest expense for the year ended December 31, 2004 was zero and was $925,000 and $1.849 million for the years ended December 31, 2003 and 2002.

The Predecessor Company amended all of the interest rate swap agreements that did not qualify as hedging instruments at the end of the first quarter 2001. The amended interest rate swaps were then designated in cash flow hedge relationships. Beginning in the second quarter of 2001, the amended interest rate swap agreements effective portion of the changes in fair value was recorded in other comprehensive loss. On December 31, 2003 and June 30, 2003, certain of these interest rate swaps with an aggregate notional value of $70 million and $50 million, respectively, expired. These swaps were not replaced by the Predecessor Company.

At December 31, 2003, the Predecessor Company had one such interest rate swap remaining with a notional value of $50 million, which expired June 30, 2004. The Company includes the liability for derivative instruments in other long-term liabilities on the Predecessor Company’s consolidated balance sheet. The liability for derivative instruments was zero and $1.457 million at December 31, 2004 and 2003, respectively.

The Predecessor Company recognized a pre-tax gain of $17,000 in 2004 and pre-tax losses of $64,000 and $7,000 in 2003 and 2002, respectively, related to the ineffective portion of its hedging instruments and these amounts are included in other expense on the Predecessor Company’s consolidated statement of operations.

When using interest rate swap agreements, the intermediaries to such agreements exposed the Predecessor Company to the risk of nonperformance, though such risk was not considered likely under the circumstances. The Predecessor Company did not hold or issue financial instruments for trading purposes.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

The estimated fair values of long-term debt and other financial instruments outstanding at December 31 are as follows (in thousands):

	Reorganized Company			Predecessor Company
	2004			2003
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
Cash		$17,694			$1,137
Long-term debt, including current portion		$353,193	$353,193		$421,840	$361,699
Interest rate swap liability:
Variable to fixed				$50,000	1,457	1,457

The estimated fair values of financial instruments are principally based on quoted market prices and by discounting future cash flows at currently available interest rates for borrowing arrangements with similar terms.

NOTE H—STOCKHOLDERS’ EQUITY

General

The Reorganized Company’s Second Amended and Restated Articles of Incorporation authorize the Company to issue 90,000,000 shares of common stock. On the Effective Date, 2,928,571 shares of common stock (excluding 264,837 of restricted shares issued under the Management Stock Plan and 404,071 of warrants exercised in the first quarter of 2005) were issued and outstanding, all of which were issued pursuant to the Plan. The Reorganized Company’s Second Amended and Restated Articles of Incorporation also authorize the Reorganized Company to issue 30,000,000 shares of convertible preferred stock, $0.01 par value per share (“convertible preferred stock”), in one or more series, with such rights and restrictions and with such additional provisions as the Board of Directors may determine, including, among other things, voting, dividend, redemption, sinking fund, liquidation and conversion rights, and additional restrictions. The convertible preferred stock constitutes a series of the preferred stock, and, as of the Effective Date, 8,500,000 shares of convertible preferred stock were issued and outstanding.

Subject to the terms of the convertible preferred stock, the Board of Directors has broad discretion with respect to the creation and issuance of preferred stock without shareholder approval. The rights, preferences and privileges of holders of the common stock may be adversely affected by the holders of shares of any other series of preferred stock that the Reorganized Company may designate and issue from time to time. Among other things, by authorizing the issuance of other shares of preferred stock with particular conversion, redemption, voting or other rights, the Board of Directors could adversely affect the voting power of the holders of the common stock and could discourage any attempt to effect a change in control of the Reorganized Company even if such a transaction would be beneficial to the interests of the shareholders.

Common Stock

The Reorganized Company is authorized to issue 90,000,000 shares of common stock of which:

•	2,928,571 shares were distributed to holders of Senior Subordinated Note claims on the Effective Date;

•	17,331,341 shares were reserved for issuance upon conversion of the convertible preferred stock (which number consists of (1) 8,500,000 shares initially reserved for issuance upon conversion of the 8,500,000 shares of convertible preferred stock issued on the Effective Date, plus (2) additional shares reserved for issuance as a result of the accretion of dividends thereon through January 31, 2010, which is the fifth anniversary of the Effective Date);

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

•	an aggregate of 576,256 shares were reserved for issuance upon the exercise of warrants, of which 404,071 were exercised through March 2, 2005, the expiration date of the warrants; and

•	1,328,049 shares were reserved for issuance under the management stock plan of which 264,837 were awarded as restricted shares on the Effective Date.

The 2,928,571 shares of common stock and the 8,500,000 shares of convertible preferred stock issued and outstanding on the Effective Date represent approximately 25.6% and 74.4%, respectively, of the total voting power of and equity interests in the Company (before giving effect to the issuance of the shares of common stock reserved for issuance upon the exercise of the warrants, as described above).

In addition to the common stock issued pursuant to the Plan, the Reorganized Company is also authorized to issue additional shares of common stock from time to time under the provisions of its Second Amended and Restated Articles of Incorporation, its amended and restated code of regulations and applicable law. The holders of the common stock will be entitled to one vote for each share held of record on all matters submitted to a vote of shareholders, except for the election of Directors or as otherwise limited by the terms of the convertible preferred stock or any other class of preferred stock issued after the Effective Date of the Plan.

Subject to the terms of the convertible preferred stock or any other class of preferred stock issued after the Effective Date of the Plan, holders of the common stock will be entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available for payment of dividends. The Reorganized Company is required, subject to restrictions, to pay dividends on the convertible preferred stock, but the Reorganized Company has not paid and does not anticipate paying dividends on the common stock, and may be limited in its ability to pay dividends on the convertible preferred stock. In the event of a liquidation, dissolution or winding up of the Reorganized Company, holders of the common stock will be entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any issuances of preferred stock, including the convertible preferred stock. Holders of the common stock have no preemptive, subscription, redemption or conversion rights.

Convertible Preferred Stock

As discussed above, pursuant to the Reorganized Company’s Second Amended and Restated Articles of Incorporation, the Reorganized Company was authorized to issue 8,500,000 shares of convertible preferred stock pursuant to the rights offering and the commitment agreement.

Ranking.    The convertible preferred stock ranks, with respect to dividend rights and rights upon our liquidation, winding-up or dissolution, senior to the common stock and, except as otherwise approved by the holders of a majority of the outstanding shares of convertible preferred stock or contemplated by the terms of the convertible preferred stock, all other classes of capital stock or series of preferred stock established by the Company on the Effective Date (“junior stock”). The rights of the holders of convertible preferred stock, however, are subordinate to the rights of the lenders under the post-emergence credit facility, other holders of the Company’s indebtedness and other general creditors.

Dividend Rights.    Holders of the convertible preferred stock are entitled to receive out of the Reorganized Company’s assets legally available for payment, when, as and if declared by the Board of Directors, preferential dividends on the then effective liquidation preference, payable quarterly, at an annual rate of 14.8275%. Until January 31, 2008, which is the third anniversary of the Effective Date, dividends, whether or not authorized and declared by the Board of Directors, will be deemed paid by accreting and adding the amount of the per share

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

dividend to the then effective liquidation preference of each share of convertible preferred stock. After that date, dividends will be payable in cash, unless the Reorganized Company is prohibited under statutory law, or by the terms of the post-emergence credit facility, or any credit facility or security refinancing the post-emergence credit facility, from paying cash dividends, in which case the dividends will be deemed paid by accreting and adding the amount of the per share dividend to the then effective liquidation preference. Dividends on the convertible preferred stock are cumulative.

In addition to the dividends provided above, holders of the convertible preferred stock are entitled to receive an additional dividend in an amount equal to the amount by which the aggregate amount of dividends that would have been received by holders of the convertible preferred stock in any dividend period if the holders’ convertible preferred stock had been converted at the beginning of such dividend period into shares of common stock at the conversion price exceeds the aggregate convertible preferred stock dividend amount accrued or received in such dividend period described in the paragraph above. However, any dividend for which an adjustment in the conversion price of the convertible preferred stock is made pursuant to the applicable antidilution provisions will not be deemed a dividend or otherwise give rise to any rights under this paragraph. Any such additional dividends are payable to the holders of convertible preferred stock in the form of cash.

Dividends on the applicable liquidation preference of a share of the convertible preferred stock are payable quarterly, in arrears, on the last day of March, June, September and December of each year, starting March 31, 2005. Dividends are payable from the most recent dividend payment date or, in the case of the dividend payable on March 31, 2005, from January 31, 2005, which was the convertible preferred stock issue date. Dividends payable on the convertible preferred stock for any period less than a full quarterly dividend period are computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends payable on the convertible preferred stock for each full dividend period are computed by dividing the annual dividend rate by four. Each declared dividend is payable to holders of record as they appear on the Reorganized Company’s stock records at the close of business on the 15th day prior to the relevant dividend payment date. Regular quarterly dividend periods start on and include the last day of March, June, September and December, of each year and end on and include the date before the next dividend payment date.

The Reorganized Company’s ability to pay cash dividends is constrained by contractual limitations and may be constrained by statutory limitations in the future. The Reorganized Company has not paid and does not anticipate paying dividends on the common stock, and may be limited in its ability to pay dividends on the convertible preferred stock.

Conversion Rights.    A holder of the convertible preferred stock has the right, at his or her option, to convert any or all of his or her shares of convertible preferred stock into the number of shares of common stock obtained by dividing the aggregate then effective liquidation preference of the shares of convertible preferred stock being converted by the conversion price. The initial conversion price equals $10 and is subject to adjustment upon the occurrence of the events described below.

If a holder of shares of convertible preferred stock exercises conversion rights, those shares will cease to accumulate dividends as of the end of the day immediately preceding the date of conversion. Holders of shares of convertible preferred stock who convert their shares into common stock will not be entitled to, nor will the conversion rate be adjusted for, any accrued and unpaid dividends. Instead, accrued dividends, if any, will be cancelled. Accordingly, shares of convertible preferred stock converted after the close of business on any record date for the payment of dividends declared and before the opening of business on the dividend payment date relating to that record date must be accompanied by a payment in cash of an amount equal to the dividend payable in respect of those shares for the dividend period in which the shares are converted, whether paid in cash

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

or by accretion of the liquidation preference. A holder of shares of convertible preferred stock on a dividend payment record date who converts such shares into common stock on the corresponding dividend payment date will be entitled to receive the dividend payable on such shares of convertible preferred stock on such dividend payment date, and the converting holder need not include payment of the amount of such dividend upon such conversion.

Redemption.    Shares of convertible preferred stock are not subject to redemption prior to January 31, 2006, which is the first anniversary of the Effective Date. On or after January 31, 2006, the shares of convertible preferred stock will be redeemable at our option, in whole or in part, at any time or from time to time, out of funds legally available for payment.

Voting Rights.    Each holder of the convertible preferred stock is entitled to the number of votes equal to the number of shares of the common stock into which shares of convertible preferred stock so held could be converted at the record date for determination of the shareholders entitled to vote, or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited. Except as required by law or as otherwise set forth below, all shares of convertible preferred stock and all shares of common stock will vote together as a single class on all matters to come before our shareholders. Fractional votes by the holders of convertible preferred stock are not permitted, and any fractional voting rights (after aggregating all shares into which shares of convertible preferred stock held by each holder could be converted) are disregarded.

Liquidation Preference.    In the event of the Reorganized Company’s voluntary or involuntary liquidation, dissolution or winding up after payment or provision for payment of debts and other liabilities, holders of outstanding shares of convertible preferred stock will be entitled to be paid out of the Company’s assets available for distribution to shareholders (and before any distribution of assets is made to the holders of common stock or any junior stock as to distributions), $10 per share of convertible preferred stock as adjusted by accreting and adding any dividends on those shares not paid by cash, in accordance with the terms of the convertible preferred stock, plus the amount of any accrued and unpaid dividends, to the date fixed for liquidation, dissolution or winding up.

Upon any liquidation, dissolution or winding up of the Reorganized Company, the holders of shares of the convertible preferred stock will be entitled to receive the greater of (1) such liquidation preference, plus the amount of any accrued and unpaid dividends, to the date fixed for liquidation, dissolution or winding up, and (2) the amounts that such holders would have received if all of the then outstanding shares of the convertible preferred stock had been converted into common stock immediately prior to such liquidation, dissolution or winding up.

If the assets to be distributed among the holders of convertible preferred stock will be insufficient to permit the payment to such shareholders of the full preferential amounts thereof, all distributions made with respect to the convertible preferred stock in connection with any liquidation, dissolution or winding up will be made pro rata to the holders of the convertible preferred stock.

Preemptive Rights.    No holder of any shares of convertible preferred stock has any preemptive right to subscribe for stock, obligations, warrants or other securities of any class, whether now or authorized in the future.

Warrants

Terms of the Warrants.    Under the Plan, each record holder of the Predecessor Company’s old common stock as of the close of business on November 17, 2004 received one warrant for each share of the old common stock then held. Each warrant represented the right to purchase one-tenth (1/10th) of a share of Reorganized

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Company common stock. The warrants entitled their holder to purchase at an exercise price of $10 per share of Reorganized Company common stock one share of common stock for each 10 warrants held. Except in the case where a holder exercised all warrants held by such holder, shares of Reorganized Company common stock can be purchased only pursuant to the exercise of warrants in multiples of 10.

The warrants were only exercisable by their holders until March 2, 2005 at the exercise price of $10 per share. Each warrant that was not exercised before such time became void, and all rights of the holder in respect of such warrant ceased on March 2, 2005. Of the 576,256 shares reserved for the issuance of warrants, 404,071 were exercised for $4.04 million in the first quarter of 2005.

Stock Options

1,328,049 shares of Reorganized Company common stock are reserved for issuance upon the exercise of options to be issued under the management stock plan. The Predecessor Company filed a registration statement under the Securities Act to register shares reserved for issuance under the management stock plan. Shares issued under this plan or upon exercise of outstanding options after the effective date of that registration statement, other than shares held by affiliates, which will be subject to certain limitations on resale under Rule 144, generally will be tradable without restriction under the Securities Act, subject to vesting restrictions, and Section 16, if applicable. On the Effective Date, 397,255 stock options were awarded of which 132,418 vested immediately on the grant date.

NOTE I—COMPANY STOCK PLANS

The Predecessor Company established the Oglebay Norton Company 1999 Long-Term Incentive Plan (1999 LTIP) on October 3, 1998, which was approved by the shareholders at the 2000 Annual Meeting. The predecessor to the Organization and Compensation Committee administered the 1999 LTIP and selected officers and other key employees to participate in the plan. Under the 1999 LTIP, participants were eligible to be granted stock options and cash incentive payment awards. Under outstanding stock option awards, a participant had a right to purchase a specified number of shares, during a specified period, and at a specified exercise price, all as determined by the predecessor to the Organization and Compensation Committee. No further stock option awards may be made under the 1999 LTIP. Cash incentive payment awards were made for 2002. No further cash awards can be earned or paid. The 1999 LTIP was terminated by the Board of Directors in 2004 and all outstanding stock options issued under the 1999 LTIP were cancelled pursuant to the Plan.

The Predecessor Company established a long-term incentive plan (Former LTIP) on December 13, 1995, which was approved by the Predecessor Company’s shareholders at the 1996 Annual Meeting. The predecessor to the Organization and Compensation Committee administered the former LTIP and selected officers and other key employees to participate in the plan. Under the former LTIP, participants were eligible to be granted awards, as determined by the predecessor to the Organization and Compensation Committee and, up to 1998, were eligible to defer a portion of their annual incentive awards. Rochelle F. Walk held options granted under the former LTIP. Included in Additional Capital at December 31, 2004 and 2003 is zero and $82,000, respectively, for obligations under the LTIP, representing zero and 3,204 “share units”, respectively. “Share units” are calculated by taking the deferred payments and dividing by the stock market price on the deferral date. There was no compensation expense under the LTIP in 2004, 2003 or 2002. No further awards may be made under the former LTIP. The former LTIP and all outstanding stock options issued under the former LTIP were cancelled pursuant to the Plan.

In connection with an employment agreement (Agreement), the Predecessor Company granted a restricted common stock award, in lieu of annual cash compensation, to its former Chairman and Chief Executive Officer

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(former Chairman). In 1998, upon the former Chairman’s completion of a $1 million personal investment in the Predecessor Company’s common stock, the Predecessor Company issued to the former Chairman 25,744 shares of common stock equal to the number of shares of common stock he acquired.

These shares vested ratably over the vesting period with the final shares becoming vested on January 1, 2003. The former Chairman was entitled to all voting rights and any dividends on the restricted shares.

Total compensation expense of $965,000, computed based on the closing market price on the date the stock was issued, was recognized over the vesting period. Compensation expense related to this award was zero in 2004 and 2003 and $97,000 in 2002. Also, under the Agreement, the Predecessor Company granted the former Chairman an option to acquire 380,174 common shares at an exercise price of $38.00 per share. The option became exercisable in whole or in part on January 1, 2001 and was cancelled pursuant to the Plan.

In connection with a 2002 amendment to the Agreement (‘Amended Agreement”), the Predecessor Company provided the former Chairman with a restricted common stock award of 25,000 shares, in lieu of annual cash compensation. The 25,000 shares were issued to the former Chairman on January 2, 2003. The shares were fully vested upon issuance; however, the former Chairman was restricted from selling the shares until such time that his tenure as Chairman of the Board of Directors was ended. Total compensation expense of $324,000, computed based on the closing market price on the effective date of the 2002 amendment, was recognized over the term of the former Chairman’s employment under the amended agreement. Compensation expense related to this award was zero in 2004 and $162,000 in 2003 and 2002.

The Predecessor Company sponsored a Director Fee Deferral Plan (Directors Plan), which allowed non-employee Directors of the Company the option of deferring all or part of their fees in the form of “share units” or “deferred cash”. Any fees deferred as “share units” were matched at 25% by the Predecessor Company, but only in the form of additional “share units”. Included in additional capital at December 31, 2004 and 2003 is zero and $1.149 million, respectively, of obligations under the Directors Plan, representing zero and 147,839 “share units”, respectively. Expense under the Directors Plan was $30,000, $294,000 and $308,000 in 2004, 2003 and 2002, respectively. The Director Fee Deferral Plan was terminated effective as of May 1, 2004. Upon termination, in accordance with the terms of the Director Fee Deferral Plan, deferred share units were converted into shares of Predecessor Company’s common stock and distributed to participants. Such participants who held shares of record of the old common stock as of the close of business on the warrant distribution record date received warrants in connection with the Plan, exercisable until March 2, 2005, to purchase shares of Reorganized Company common stock.

1,328,049 shares of Reorganized Company common stock are reserved for issuance upon the exercise of options to be issued under the management stock plan. On the Effective Date, 397,255 stock options were awarded of which 132,418 vested immediately on the grant date. The awards that vested immediately were recognized as part of reorganization items in the Company’s Fresh-Start adjustments. These options had a legal effective date of January 31, 2005. They have an exercise price of $12.63 per share. The fair value of these shares was calculated at $3.68 per option.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.5%; dividend yields of 0.0%; volatility factors of the expected market price of the Company’s common shares of 23%; and a weighted-average expected life of ten years for the options. Since changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

A summary of the Predecessor Company’s stock option activity and related information follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, December 31, 2001	654,224	$31.05
Granted	128,750	9.50	$4.65
Forfeited	(35,250)	20.33

Options outstanding, December 31, 2002	747,724	$27.84
Granted	120,500	2.04	$1.81
Forfeited	(29,400)	20.05

Options outstanding, December 31, 2003	838,824	$24.41
Granted	-0-	-0-	-0-
Forfeited	(22,450)	12.18
Cancelled	(816,374)	$24.74

Options outstanding, December 31, 2004	-0-	-0-

Options exercisable, December 31, 2004	-0-	-0-

There were 1,518,174 common shares authorized for awards and distribution under all of the Company stock plans. There were no options granted in 2004. At the end of 2004, 293,858 shares remained available for use for the above plans, however, all options and shares were subsequently cancelled pursuant to the Reorganization Plan.

The fair value for Predecessor Company options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 2.8%-6.4%; dividend yields ranging from 0.0%-4.2%; volatility factors of the expected market price of the Company’s common shares of 138% and 53% in 2003 and 2002, respectively; and a weighted-average expected life of four years for the options. Since changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE J—POSTRETIREMENT BENEFITS

The Reorganized Company has a number of noncontributory defined benefit pension plans covering certain employee groups. The plans provide benefits based on the participant’s years of service and compensation, or stated amounts for each year of service. The Reorganized Company’s funding policy is to contribute amounts to the plans sufficient to meet the minimum funding required by applicable regulations. In addition to pension benefits, the Reorganized Company provides health care and life insurance for certain retired employees. The Reorganized Company’s policy is to fund these postretirement benefit costs principally on a cash basis as claims are incurred. The Coal Industry Retiree Health Benefit Act of 1992 (Coal Act) requires companies that previously mined coal to pay the cost of certain health care benefit obligations for retired coal miners and their dependents. The charge for the Coal Act in 1992 was recorded as an extraordinary charge. In 2003, the Predecessor Company adopted SFAS No. 132 (“SFAS No. 132”); “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which revised and expanded disclosures about pension plans other postretirement benefits. SFAS No. 132 did not change existing measurement or recognition provisions.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

A summary of the Company’s pension and other benefits is as follows (in thousands):

			Other Benefits
	Pension Benefits		Postretirement Health Care		Coal Act
	2004	2003	2004	2003	2004	2003
Change in benefit obligations:
Benefit obligations at beginning of year	$93,688	$86,470	$56,781	$52,501	$6,617	$6,565
Service cost	2,601	2,680	1,742	1,420
Interest cost	5,891	5,835	3,995	3,584	409	436
Plan participant contributions	17	18
Amendments (prior service cost)	74
Effect of Medicare subsidy			(7,325)
Actuarial loss (gain)	88	2,639	5,826	(4,910)	(86)
Assumption changes	6,811	3,994	4,279	6,819	291	317
Benefits paid	(6,481)	(7,948)	(2,820)	(2,633)	(325)	(701)

Benefit obligations at end of year	102,689	93,688	62,478	56,781	6,906	6,617
Change in plan assets:
Fair value of plan assets at beginning of year	87,964	75,899	277	252
Actual return on plan assets	7,503	17,539
Employer contributions	3,437	2,456	2,845	2,658
Plan participant contributions	17	18
Benefits paid	(6,481)	(7,948)	(2,820)	(2,633)

Acquisitions
Fair value of plan assets at end of year	92,440	87,964	302	277

Funded status	(10,249)	(5,724)	(62,176)	(56,504)	(6,906)	(6,617)
Unrecognized net actuarial loss	41,280	35,913	9,134	7,241
Unrecognized prior service cost (credit)	1,852	2,117	(545)	(786)
Unrecognized initial net asset		77

Predecessor Company net asset (liability) recognized	$32,883	$32,383	$(53,587)	$(50,049)	$(6,906)	$(6,617)

Fresh-Start fair value adjustment	(43,132)		(8,589)

Reorganized Company net liability recognized	$(10,249)		$(62,176)

	Reorganized Company 2004	Predecessor Company 2003	Reorganized Company 2004	Predecessor Company 2003	Reorganized Company 2004	Predecessor Company 2003
Amounts recognized in balance sheet consist of:
Prepaid benefit cost	$2,925	$33,724
Intangible asset	0	1,595

Prepaid pension costs	2,925	35,319
Accumulated other comprehensive income	0	6,185
Accrued long-term benefit liability	(13,174)	(9,121)	$(62,176)	$(50,049)	$(6,906)	$(6,617)

Net asset (liability) recognized	$(10,249)	$32,383	$(62,176)	$(50,049)	$6,906)	$(6,617)

Weighted-average assumptions:
To determine net periodic benefit cost for years ended December 31
Discount rate	6.50%	7.00%	6.50%	7.00%	6.50%	7.00%
Rate of compensation increase	4.00%	4.00%	N/A	N/A	N/A	N/A
Expected return on plan assets	9.00%	9.00%	6.00%	6.00%	N/A	N/A
To determine benefit obligations at December 31
Discount rate	6.00%	6.50%	6.00%	6.50%	6.00%	6.50%
Rate of compensation increase	4.00%	4.00%	N/A	N/A	N/A	N/A

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

For purposes of measuring the accumulated postretirement benefit obligation for other postretirement health care benefits, a 9.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. These rates are assumed to decrease gradually to 5.00% in 2009 and remain at those levels thereafter. For prescription drug costs, a 12.25% annual rate of increase is assumed for 2005. This rate is assumed to decrease gradually to 6.00% in 2014 and remain at that level thereafter.

	Pension Benefits[1]
	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$2,601	$2,680	$2,328
Interest cost	5,891	5,835	5,792
Expected return on plan assets	(7,881)	(6,646)	(8,301)
Amortization of prior service cost	339	332	322
Amortization of initial net asset	1	(1)	(576)
Recognized net actuarial loss (gain)	1,909	2,381	631
Curtailment loss	76

Net periodic benefit cost	$2,936	$4,581	$196

	Other Benefits[2]
	Postretirement Health Care			Coal Act
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$1,742	$1,420	$1,264
Interest cost	3,995	3,584	3,438	$409	$436	$483
Expected return on plan assets	(16)	(15)	(12)
Amortization of prior service cost	(241)	(241)	(241)
Recognized net actuarial loss (gain)[3]	903	151	118	205	317	(210)
Special termination benefits

Net periodic benefit cost	$6,383	$4,899	$4,567	$614	$753	$273

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Other Benefits[2]
	Postretirement Health Care		Coal Act
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on total of service and interest cost components	$753	$(599)	$44	$(37)
Effect on postretirement benefit obligation	7,872	(6,362)	789	(658)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

The Company’s pension plan and postretirement health care plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category, were as follows:

			Other Benefits[2]
	Pension Benefits[1]		Postretirement Health Care
	2004	2003	2004	2003
Weighted-average asset allocations:
Equity securities	70.3%	71.6%
Debt securities	29.3%	28.3%
Cash and cash equivalents	.4%	0.1%	100%	100%

	100%	100%	100%	100%

The return on plan assets reflects the weighted-average expected long-term rate of return for the broad categories of investments held by the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected long-term returns on plan investments.

The Company’s investment strategy for its pension plans is to preserve and increase principal and provide a sufficient expected long-term rate of return to meet the actuarial assumptions of the plans (i.e., expected long-term rate of 9% in 2004) within an acceptable level of risk. High levels of risk are to be avoided at the total fund level through diversification by asset class, style of manager, and industry and sector limits. The investment policy establishes a target allocation for each asset class, which is re-balanced on a quarterly basis. Target allocations for 2004 are 70% equity securities and 30% debt securities, which are consistent with the 2003 and 2002 target levels. Target tolerances are typically less than 5%. The plans utilize a number of equity, balanced and fixed income funds, as well as investments in individual debt and equity securities, to achieve target asset allocations. The Company’s investment strategy for its postretirement health care plan is to invest 100% of the principal in low-risk, cash and cash equivalents to preserve the principal (i.e., expected long-term rate of 6% in 2004).

The Predecessor Company sold all 336,000 shares of the Predecessor Company’s common stock in its Pension plan assets for $51,000 in May 2004. Pension plan assets included 336,000 shares of the Predecessor Company’s common stock at December 31, 2003. The ending market value for these shares was $1.416 million in 2003. There were no dividends paid during 2004 or 2003 on these shares.

[1]	Reflects the combined pension plans of the Company
[2]	Reflects the postretirement health care and life insurance plan of the Company and benefits required under the 1992 Coal Act.
[3]	Includes the assumption change with regards to the Coal Act, which is recognized into net periodic benefit cost in the year of change.

The accumulated benefit obligation for all defined benefit pension plans of the Company was $92.125 million and $85.29 million at December 31, 2004 and 2003, respectively.

The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $36.291 million, $31.919 million and $23.118 million, respectively, as of December 31, 2004 and $32.357 million, $28.32 million and $19.517 million, respectively, as of December 31, 2003.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

The discount rate on the Reorganized Company’s pension and other benefit plans was decreased to 6.00% at December 31, 2004 from 6.50% in 2003. Additionally, the annual rate of increase in the per capita cost of covered health care benefits was revised to 9% decreasing gradually to 5.00% at December 31, 2004 from 10.00% (pre-65) and 6.00% (post-65), with the pre-65 rate decreasing gradually to 5.00% in 2009 and the post-65 rate decreasing gradually to 5.00% by 2006 at December 31, 2003. These changes resulted in an increase in the benefit obligation of $6.811 million for the pension plans and $4.279 million related to the revision of the per capita cost of covered health care benefits) for the postretirement health care plan at December 31, 2004. The discount rate on the Company’s pension and other benefit plans was decreased to 6.50% at December 31, 2003 from 7.00% in 2002. These changes resulted in an increase in the benefit obligation of $3.994 million for the pension plans and $6.819 million ($1.199 million related to the revision of the per capita cost of covered health care benefits) for the postretirement health care plan at December 31, 2003.

The Reorganized Company expects to contribute approximately $2.5 million to its pension plans and $3.1 million to its postretirement health care plan in 2005. Pension benefit payments are estimated to be $6.221 million, $6.318 million, $6.388 million, $7.314 million and $8.540 million for the years ended 2005, 2006, 2007, 2008 and 2009, respectively.

The Reorganized Company’s postretirement health care plan provides prescription drug benefits that may be affected by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act), signed into law in December 2003. In accordance with Federal Accounting Standards Board (FASB) Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” the effects of the Act on the Reorganized Company’s postretirement plan have not been included in the measurement of the Company’s accumulated postretirement benefit obligation or net periodic postretirement benefit cost for 2003. In February 2004, the FASB determined that the federal subsidy available under the Act to plan sponsors that provide retiree health benefits that are “actuarially equivalent” to Medicare benefits should be accounted for within the scope of SFAS No. 106, “Employers Accounting for Postretirement Benefits Other than Pensions.” The effect of the federal subsidy on benefits attributable to past services and future changes in the estimated amount of the subsidy should be accounted for as an actuarial gain under SFAS No. 106, while the effects of the subsidy attributable to future service should be accounted for as a reduction to future service costs. Plan amendments made in contemplation of the subsidy should be accounted for as either an actuarial gain (if the net result of the amendment and the subsidy is a reduction to the accumulated post retirement benefit obligation) or a plan amendment (if the net result of the amendment and subsidy increases the accumulated postretirement benefit obligation).

In May, 2004 the Federal Accounting Standards Board (FASB) Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” was issued which provided guidance on the accounting treatment for the federal subsidy. The Company determined that a portion of the prescription drug benefits provided under some of its postretirement benefit plans will likely be deemed actuarially equivalent to the benefits provided under Medicare Part D. As a result of the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the accumulated postretirement benefit obligation for the Company as of December 31, 2004 decreased by $7.325 million. The annual net periodic benefit cost for 2005 is expected to decrease by approximately $600,000.

The Reorganized Company maintains defined contribution plans for certain employees including an employee stock ownership plan covering non-bargaining employees of the Reorganized Company’s corporate office and certain other bargaining and non-bargaining employee groups and a 401K plan for certain bargaining employees. During 2003, management of the Predecessor Company elected to indefinitely suspend and/or reduce

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

its contributions to the employee stock ownership plan. Contributions to the employee stock ownership plan by the Predecessor Company were equal to either 0% or 25% of a participant’s contribution, depending on the participant’s employee group, up to a maximum of 8% of a participant’s compensation. In the Great Lakes Minerals segment, there was a match on one bargaining 401K plan of 5%. The expense for these plans was $580,000, $1.185 million and $1.721 million for 2004, 2003 and 2002, respectively. The Predecessor Company also paid into certain defined benefit multi-employer plans under various union agreements that provide pension and other benefits for various classes of employees. Payments are based upon negotiated contract rates and related expenses totaled $1.801 million, $1.394 million and $1.084 million for 2004, 2003 and 2002, respectively.

NOTE K—COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computers and equipment in addition to a vessel charter in its Marine Services fleet. In general, these operating leases are renewable or contain purchase options. The purchase price or renewal lease payment is based on the fair market value of the asset at the date of purchase or renewal. Rental expense was $9.922 million, $10.271 million and $9.918 million in 2004, 2003 and 2002, respectively.

Future minimum payments at December 31, 2004, under non-cancelable operating leases, are $6.987 million in 2005, $5.864 million in 2006, $4.104 million in 2007, $2.272 million in 2008, $2.005 million in 2009 and $10.526 million thereafter.

At December 31, 2004, the Reorganized Company employed approximately 1,650 people, of whom 329 are salaried employees. 48% of the Reorganized Company’s employees are unionized, and the Reorganized Company is party to eleven collective bargaining agreements with various labor unions. The Reorganized Company believes that it maintains good relations with each of these unions. In 2004, collective bargaining agreements representing approximately 567 employees expired. All collective bargaining agreements that were to expire during 2004 have been ratified without any work stoppages. In 2005, one collective bargaining agreement representing approximately 90 employees will expire. Management expects to be able to negotiate a new contract with this labor union.

The Company and certain of its subsidiaries are involved in a limited number of claims and routine litigation incidental to operating the Company’s current business. In each case, the Company is actively defending or prosecuting the claims. Many of the claims are covered by insurance and none are expected to have a material adverse effect on the Company’s financial condition.

Several of the Company’s subsidiaries have been and continue to be named as defendants in a large number of cases relating to the exposure of people to asbestos and silica. The plaintiffs in the cases generally seek compensatory and punitive damages of unspecified sums based upon the Jones Act, common law or statutory product liability claims. Some of these cases have been brought by plaintiffs against the Company (or the Company’s subsidiaries) and other marine services companies or product manufacturer co-defendants. Considering the Company’s past and present operations relating to the use of asbestos and silica, it is possible that additional claims may be made against the Company and the Company’s subsidiaries based upon similar or different legal theories seeking similar or different types of damages and relief. Management is unable to estimate the Company’s potential exposure to unasserted claims. In the fourth quarter of 2004, the Company entered into a settlement agreement between one of its subsidiaries, ON Marine Services Company and certain tort plaintiffs to settle at least 750 of these claims for $1.5 million utilizing certain insurance funds. Company funds will not be used to pay this settlement. The settlement was subject to the Bankruptcy Court’s approval and confirmation of the Company’s Plan. An order approving the settlement and confirming the Plan was entered by the Bankruptcy Court on November 17, 2004.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Management believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance policies from multiple sources and an insurance trust. In particular on December 31, 2004, prior to the settlement discussed above and below, the Company had approximately $294 million of insurance coverage available with respect to any asbestos liability claims, broken down as follows: (1) about $63.2 million in cash in a trust on account of confidential settlement agreements between the Company and one of the Company’s insurers, and (2) about $230.8 million on account of insurance policies. In addition, the Company had over $800 million of insurance coverage available with respect to any silica liabilities. After consultation with outside advisors, management believes that the insurers have no legitimate defenses to coverage under these policies. Management further believes that the Company should be able to recover the full limits of the policies issued by solvent carriers.

At December 31, 2004, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims of about 73,000 claimants. In the fourth quarter of 2004, the Company entered into settlement agreements between the Company’s affiliate ON Marine Services Company and certain tort plaintiffs, which were approved by the Bankruptcy Court. The settlements with these tort plaintiffs resolve about 20,000 of the claims asserted against certain of the Company’s affiliates as of December 31, 2004. Management estimates that the settlement payments under the settlement agreements for approximately 17,800 of these claims will aggregate about $53.204 million and will be paid from the insurance trust established pursuant to the Settlement Trust Agreement, made and entered into on August 28, 2003, by and among the Company’s subsidiary ON Marine Services Company, underwriters at Lloyd’s and London Market Company Signatories and Wells Fargo Bank Minnesota, N.A. The remaining 2,200 settled claims will be paid upon the approval of the insurers paying the claims, and the total amount of settlement payments under the settlement agreements relating to these asbestos claims cannot be determined until medical and exposure evidence is provided by such claimants. Management anticipates that any settlement payments made on account of such claims will be paid under both the insurance trust and other of the Company’s insurance policies. At March 15, 2005, 11,180 filed and un-filed pending claims have been submitted and approved for payment in accordance with the terms of the settlement agreements. The total settlement amount for these 11,180 claims is $34.367 million. Separate from the settlements, approximately 4,100 claims were dismissed in Mississippi for lack of in personam jurisdiction. The Company received some new claims during bankruptcy even with the automatic stay on litigation, and has experienced an increase in filings since emergence. Due to the quantity of dismissals, settlements and new filings, an accurate pending claim count is not possible at this time. Total pending claims will be adjusted and reported quarterly after account for the dismissals, settlements and new filings.

Management believes that the remaining currently outstanding claims can be satisfied or otherwise resolved within the limits of the Company’s remaining available insurance. Management cannot predict whether or not the Company’s available insurance will be adequate to cover any and all asbestos claims that arise in the future or that the Company will have the ability to otherwise successfully defend or resolve such cases. If there are no developments that reduce the impact of asbestos litigation or its costs, the Company’s available insurance may be insufficient to cover all future claims, and there could be a material adverse effect on the Company’s results of operations, liquidity and financial condition. The severity of this risk cannot be measured, and is highly dependent on the rate of future claims, the cost to defend, settle, or otherwise resolve claims, the length of time to resolve claims and the impact of future legislative or other developments in the asbestos litigation arena. The Company’s ability to fund asbestos settlements or judgments will be subject to the availability of its remaining insurance coverage and to funds from operations, asset sales or capital-raising transactions. Excluding the impact of the most recent settlements, the Company has about $294 million of insurance resources available to address both current and future asbestos liabilities. The Company has had an average of 13,750 asbestos claims asserted against it each year for the past five years. The average cost per claim for settlement or other resolution for the

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

past five years prior to the most recent settlements was about $1,000; the average cost per claim of the most recent settlements was about $3,000.

The length of time to resolve claims varies on a case-by-case basis and can be affected by decisions of management and opposing counsel. If there are no developments that reduce the impact of asbestos litigation or its costs to the Company, its available insurance may be insufficient to cover all future claims, and there could be a material adverse effect on the Company’s results of operations, liquidity and financial condition.

With respect to silica claims, at December 31, 2004, the Company was a co-defendant in cases involving about 23,000 claimants. The Company has been and will continue to be responsible for funding a small percentage of all silica settlements and defense costs. The Company continues to have insurance coverage; however, certain policies have retroactive premiums that will come due if claims accrue to those policies. The premiums are based upon actual and incurred losses and cannot be calculated until losses are incurred. The likelihood of liability for the Company arising out of these claims is probable.

The exposure of persons to silica and the accompanying health risks have been and continue to be significant issues confronting the industrial minerals industry in general, and specifically the Company’s Performance Minerals segment. Proposed changes to standards for exposure to silica are under review by the United States Occupational Safety and Health Administration. This review could result in more stringent worker safety standards or, in the alternative, requirements for additional action on the part of silica users regarding lower permissible exposure limits for silica. More stringent worker safety standards or additional action requirements, including the costs associated with these revised standards or additional action requirements, and actual or perceived concerns regarding the threat of liability, or health risks, including silicosis, associated with silica use, may affect the buying decisions of the users of the Company’s silica products. If worker safety standards are made more stringent, if the Company is required to take additional action regarding lower permissible exposure limits for silica, or if the Company’s customers decide to reduce their use of silica products based on actual or perceived health risks or liability concerns, the Company’s operating results, liquidity and capital resources could be materially adversely affected. The extent of any material adverse effect would depend on the nature and extent of the changes to the exposure standards, the cost of meeting and the Company’s ability to meet more stringent standards, the extent of any reduction in the Company’s customer’s use of the Company’s silica products and other factors that cannot be estimated at this time.

On February 20, 2004, the Company and Oglebay Norton Specialty Minerals, Inc., a wholly-owned subsidiary, were named in an action filed by Pueblo of Picuris, in the District Court of Taos County, New Mexico, seeking to quiet title to certain land upon which a mica mine is situated in Taos County, New Mexico. The action also includes a claim for money damages for allegations of trespass, denial of access, damage to property and other related claims. The Company is investigating the facts and circumstances surrounding this matter to determine if the Company has liability or significant risk of adverse finding. The Company is in the process of selling these assets, and, as a result of the sale, anticipates settling this claim at no cost to the Company.

On November 11, 2004, the Company and Global Stone PenRoc, LP, one of the Company’s wholly-owned subsidiaries, received from National Gypsum Company, a customer of Global Stone, a demand letter seeking payment of approximately $1.2 million in connection with allegedly defective limestone sold by Global Stone to National Gypsum in early 2004. Though the Company’s investigation is in a very preliminary phase, management believes that the total loss, if any, is significantly lower than the amount demanded.

On or about December 23, 2004, certain current and former members of the Company’s Board of Directors were named as defendants in a complaint filed by a former shareholder. Although the Company was not named in the complaint, it has agreed to indemnify the Directors pursuant to Ohio law, the Company’s First Amended and Restated Articles of Incorporation, and certain indemnification agreements the Company entered into with

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

the named Directors. The Company maintains director and officer liability insurance, which has a deductible of $750,000. Although the outcome of the suit is not determinable at this time, management does not anticipate expending funds in excess of the deductible for indemnity or defense.

On January 31, 2005, the Senior Secured Notes were redeemed at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement; however, certain Senior Secured Notes holders have filed a lawsuit claiming entitlement to default interest and penalties from the former Senior Subordinated Notes holders, based upon an argument that the Senior Subordinated Notes holders’ claims in bankruptcy were subordinate to the claims of the Senior Secured Notes holders. The Bankruptcy Court ruled in favor of the Company and the Senior Subordinated Notes holders and certain Senior Secured Notes holders have appealed. If the Senior Secured Notes holders succeed in their appeal, it is possible that the positions of the common shareholders could be diluted.

During the fourth quarter of 2003, the Company settled a series of multi-party lawsuits and an arbitration relating to its prior involvement in Eveleth Mines. The parties included the current mine operator and its shareholders, an insurance carrier and one of the Company’s subsidiaries. The nature of the allegations against the Company included claims relating to the liability for retrospective premiums and duty to reimburse others for legal expenses incurred in defending settled litigation. Under the settlement, the Company has agreed to pay $3.65 million to the insurance carrier, with an initial payment of $1.0 million made in December 2003 and the remainder payable in monthly installments through March 2006. These payments were suspended while the Company was in bankruptcy. Accordingly, the Company has recorded a liability of $2.404 million at December 31, 2004, representing the present value of the required future payments. The Company maintains recourse against the current operator, Eveleth Mines LLC (d.b.a. EVTAC Mining), for its share of the total settlement with the insurance carrier. However, since EVTAC Mining filed for protection under Chapter 11 of the U.S. Bankruptcy Code in May 2003, the Company has fully reserved for the $2.239 million due from EVTAC Mining.

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

NOTE L—INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

The Company is headquartered in Cleveland, Ohio and supplies essential natural resources to industrial and commercial customers. The Company operates its businesses as three reporting segments focused on its key markets served. The segments align operations, which share business strategies, are related by geography and product mix, and reflect the way management evaluates the operating performance of its businesses. The operations are reported as: Great Lakes Minerals, Global Stone, and Performance Minerals. Through the direct sales force of each operating segment, the Company serves customers in a wide range of industries, including building products, energy, environmental and industrial. The composition of the segments and measure of segment profitability is consistent with that used by the Company’s management. The Company’s primary measurement focus is operating income and EBITDA. Interest expense, other income (expense) and restructuring charges are grouped with Corporate and Other and not presented by segment, since they are excluded from the measure of segment profitability used by the Company’s management. The accounting policies of the segments are the same as those described in Note B.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Great Lakes Minerals

The Great Lakes Minerals business segment is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company’s Michigan Limestone, Marine Services and Erie Sand and Gravel operations. Great Lakes Minerals’ operations primarily serve the industrial and chemical, building materials and construction and energy industries. This business segment operates four Michigan limestone quarries, dock facilities and a fleet of 12 self-unloading vessels on the Great Lakes. The segment’s operations primarily supply limestone aggregate and chemical limestone, limestone for construction and other purposes, iron ore for integrated steel manufacturers and coal for electric utility companies.

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

feed, fertilizers, and fillers for plastic, latex, and sealants. Limestone fillers are used for many diverse industrial and agricultural processes, including fiberglass, roofing shingles, carpet backing and animal feed. Limestone is sized and graded for aggregates primarily used in construction.

Performance Minerals

The Performance Minerals business segment mines and processes specialized industrial minerals, primarily high-purity silica sands and muscovite mica, and combines the Industrial Sands and Specialty Minerals operations. This business segment includes six operations in the southwestern United States, one operation in Ohio and one in North Carolina. It produces fracturing sands used in oil and gas well drilling; industrial sands used as abrasives and for fillers in building materials; silica flour for fiberglass and ceramic production; recreational sands for golf courses, playgrounds, athletic fields, and landscaping; foundry sands for ferrous and non-ferrous metal die casting; filtration sands; and wet-ground, dry-ground and surface-modified mica, which are value-added ingredients in joint compounds, paint and rubber and plastic compounds. In the third quarter of 2004, operations were temporarily suspended at the Performance Minerals segment’s Specialty Minerals operations Velarde plant. See Note N “Subsequent Events” for a discussion of the Board of Director’s decision to authorize the sale of the mica operations.

Geographic information for revenues and long-lived assets are as follows (in thousands):

	Revenues[1]	Long-Lived Assets
2004
United States	$422,996	$450,228
Canada and other foreign	12,654

Consolidated	$435,650	$450,228

2003
United States	$384,156	$455,272
Canada and other foreign	20,073

Consolidated	$404,229	$455,272

2002
United States	$385,626	$482,701
Canada and other foreign	14,946

Consolidated	$400,572	$482,701

[1]	Revenues are attributed to countries based on the location of customers.

Accounts receivable of $15.154 million, $12.215 million, $10.204 million, $8.848 million and $6.503 million are due from companies in the construction, metallurgy, building materials, energy and environmental industries, respectively, at December 31, 2004. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Credit losses within these industries have not been historically significant. There were no customers that exceeded 10% of consolidated net sales and operating revenues in 2004, 2003 or 2002.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

In Thousands	Great Lakes Minerals[1]	Global Stone[2]	Performance Minerals	Total Segments	Corporate and Other	Consolidated
2004
Identifiable assets	$227,853	$205,600	$122,713	$556,166	$123,618[5]	$679,784
Depreciation, depletion and amortization expense	15,149	13,659	7,142	35,950	296	36,246
Capital expenditures	9,768	9,580	4,387	23,735	164	23,899
Net sales and operating revenues	$171,201	$165,425	$99,024	$435,650		$435,650
Intersegment revenues, at market	3,782			3,782	$(3,782)

Total net sales and operating revenues	$174,983	$165,425	$99,024	$439,432	$(3,782)	$435,650
Operating income (loss), before the provision for restructuring, asset impairment and early retirement programs	$14,312	$14,608	$15,359	$44,279	$(17,084)	$27,195
Provision for restructuring, asset impairments and early retirement programs	1,315		5,695	7,010	436	7,446

Operating income (loss)	$12,997	$14,608	$9,664	$37,269	$(17,520)[4]	$19,749
Reorganization items, net					(78,192)	(78,192)
(Loss) gain on disposition of assets	(25)	32		7		7
Interest expense					(54,588)	(54,588)
Other income—net		132		132	5,809	5,941

Income (loss) before income taxes and cumulative effect of accounting change	$12,972	$14,772	$9,664	$37,408	$(144,491)	$(107,083)

2003
Identifiable assets	$265,737	$250,080	$75,549	$591,366	$58,465[3]	$649,831
Depreciation, depletion and amortization expense	15,117	14,360	7,993	37,470	307	37,777
Capital expenditures	7,956	7,467	3,105	18,528	637	19,165
Net sales and operating revenues	$143,295	$173,272	$87,662	$404,229		$404,229
Intersegment revenues, at market	3,996			3,996	$(3,996)

Total net sales and operating revenues	$147,291	$173,272	$87,662	$408,225	$(3,996)	$404,229
Operating income (loss), before the provision for restructuring, asset impairment and early retirement programs	$4,990	$12,583	$10,211	$27,784	$(21,210)	$6,574
Provision for restructuring, asset impairments and early retirement programs		159	13,114	13,273	(52)	13,221

Operating income (loss)	$4,990	$12,424	$(2,903)	$14,511	$(21,158)[4]	$(6,647)
(Loss) gain on disposition of assets	(7)	(3,702)	(40)	(3,749)	63	(3,686)
Interest expense					(53,843)	(53,843)
Other income—net					2,032	2,032

Income (loss) before income taxes and cumulative effect of accounting change	$4,983	$8,722	$(2,943)	$10,762	$(72,906)	$(62,144)

2002
Identifiable assets	$266,064	$270,905	$89,512	$626,481	$62,830[3]	$689,311
Depreciation, depletion and amortization expense	14,367	12,481	6,717	33,565	100	33,665
Capital expenditures	5,963	9,395	3,913	19,271	745	20,016
Net sales and operating revenues	$153,432	$161,220	$85,920	$400,572		$400,572
Intersegment revenues, at market	3,488			3,488	$(3,488)

Total net sales and operating revenues	$156,920	$161,220	$85,920	$404,060	$(3,488)	$400,572
Operating income (loss), before the provision for restructuring, asset impairment and early retirement programs	$18,858	$15,603	$12,316	$46,777	$(12,189)	$34,588
Provision for restructuring, asset impairments and early retirement programs		319	835	1,154	(1,191)	(37)

Operating income (loss)	$18,858	$15,284	$11,481	$45,623	$(10,998)[4]	$34,625
(Loss) gain on disposition of assets	(28)	134	(51)	55		55
Interest expense					(43,595)	(43,595)
Other expense—net			(179)	(179)	(3,942)	(4,121)

Income (loss) before income taxes and cumulative effect of accounting charge	$18,830	$15,418	$11,251	$45,499	$(58,535)	$(13,036)

[1]	Includes the results of operations of Erie Sand and Gravel from the acquisition date of January 2003.
[2]	Includes the results of operations of the Lawn and Garden business unit through October 2003 when it was sold.
[3]	Consists primarily of prepaid pension assets and deferred financing fees in each of the years.
[4]	Includes Corporate general, administrative and selling expenses as well as restructuring charges.
[5]	Consists primarily of receivable for issuable preferred stock.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE M—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 are summarized as follows (In thousands):

	Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
2004
Net sales and operating revenues	$113,247	$130,397	$122,572	$69,434
Cost of goods sold and operating expenses	91,435	96,929	91,327	54,534
Gross Profit	13,135	22,725	20,881	9,825
Net loss	(73,970)	(12,955)	(1,413)	(17,737)
Per common share:
Net loss—basic and assuming dilution	(14.14)	(2.47)	(0.26)	(3.40)
2003
Net sales and operating revenues	$103,312	$121,527	$116,506	$62,884
Cost of goods sold and operating expenses	85,786	91,030	88,884	49,544
Gross Profit	8,597	19,607	17,015	8,264
Loss before cumulative effect of accounting change	(9,886)	325	(12,581)	(9,659)
Net (loss) income	(9,886)	325	(12,581)	(11,050)
Per common share:
Loss before cumulative effect of accounting change	(1.90)	0.06	(2.47)	(1.90)
Net (loss) income—basic and assuming dilution	(1.90)	0.06	(2.47)	(2.17)

During the fourth quarter of 2004, the Company recorded a $59.413 million charge to reorganization items, net, as part of Fresh-Start reporting adjustments made to reflect the fair value of assets and liabilities, on a net basis, the restructuring of the Company’s capital structure and the resulting discharge of the senior lender’s pre-petition debt. See Note B “Fresh-Start Reporting and Accounting Policies” for further discussion of this adjustment.

During the third quarter of 2004, the Company recorded a $5.695 million pre-tax asset impairment charge to further reduce the net book value of the Performance Minerals segment’s Specialty Minerals operations Velarde plant. The impairment indicator was a temporary suspension of operations of the Velarde plant. The Velarde plant was written down to the estimated fair value based on current market offers.

In addition, $3.640 million of financing fees related to the pre-petition syndicated facility and initial DIP credit facility were written off in the third quarter of 2004 upon securing the second DIP credit facility.

During the second quarter of 2004, the Company completed a settlement with an insolvent insurance group for $4.668 million in respect of past and future claims. The $4.668 million was recorded as other income in the second quarter of 2004, and the restricted cash is recorded as an other current asset on the consolidated balance sheet as of December 31, 2004.

In the first quarter of 2004, the Company recorded a $1.315 million pre-tax asset impairment charge related to the exit and sublease of the Cleveland Marine Services office. Of this charge, $1.17 million was primarily related to the difference between base rent due until December 2009 and sublease income that will be received into March 2008. An additional $145,000 pre-tax charge was recorded to write-off leasehold improvements abandoned at the Marine office.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

During the fourth quarter of 2003, the Company sold the Lawn and Garden business unit of its Global Stone segment for a pre-tax loss of $3.692 million. The loss was included in gain (loss) on disposition of assets on the consolidated statement of operations. See Note C for additional disclosures related to the sale of the Lawn and Garden business unit.

Net income for the third quarter of 2003 included a pre-tax charge of $1.349 million to increase the Company’s provision for doubtful accounts, primarily to reflect the increased risk of doubtful collection regarding two customers of the Great Lakes Minerals segment who filed for Chapter 11 bankruptcy protection. The charge was included in provision for doubtful accounts on the consolidated statement of operations.

Net loss for the second quarter of 2003 included an impairment charge of $13.114 million pre-tax (or $1.57 per share, assuming dilution) to reduce the net book value of the Performance Minerals segment’s Specialty Minerals operation to its estimated fair value, as determined by management based on a third-party appraisal. The impairment charge was included in provision for restructuring, asset retirements and early retirement programs on the consolidated statement of operations. See Note D for additional disclosures related to the impairment charge.

Net loss for the first quarter of 2003 included a pre-tax charge of $1.455 million to partially reserve for EVTAC Mining. EVTAC Mining is a non-trade debtor to the Company for obligations arising out of a prior relationship who filed for protection under Chapter 11 of the U.S. Bankruptcy Code in May 2003. Due to changes in facts and circumstances, an additional pre-tax charge of $784,000 was included in net loss for the third quarter of 2003 to fully reserve for this matter. These charges were included in other income (expense) on the consolidated statement of operations. See Note K for additional disclosures regarding EVTAC Mining.

Net loss for the first quarter of 2003 included a pre-tax charge of $2.280 million for the cumulative effect of an accounting change for asset retirement obligations. See Note B for additional disclosures on asset retirement obligations.

NOTE N—SUBSEQUENT EVENTS

On January 31, 2005, the Reorganized Company and all of its subsidiaries legally emerged from protection under Chapter 11 of the United States Bankruptcy Code.

As previously disclosed, management had been in discussions to sell the Company’s mica operations (Kings Mountain and Velarde operations). Due to the bankruptcy proceedings, the Company was not authorized to sell any assets. Upon emergence from bankruptcy and the installation of a new Board of Directors, plans to sell the mica operations have resumed. On March 10, 2005, subsequent to the December 31, 2004 fiscal year-end but before the issuance of the 2004 year-end financial statements, the Board of Directors provided authorization for the sale of the mica operations. At that time, the Company determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Due to the timing of when the Company satisfied the criteria for the mica operations to be considered “held for sale”, the mica operations are considered as “held and used” in the December 31, 2004 financial statements. The carrying amount of the mica operations is approximately $15 million. The Company believes that the Kings Mountain operation will be sold prior to the end of the second quarter of fiscal year 2005. The Company believes that the Velarde operation will be sold prior to the end of fiscal year 2005.

SEC Exhibit No.	Description	Location
3(a)	Second Amended and Restated Articles of Incorporation of Oglebay Norton Company	Incorporated herein by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form 8-A12G (Commission No. 000-32665) filed on January 31, 2005
3(b)	Amended and Restated Regulations of Oglebay Norton Company	Incorporated herein by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 8-A12G (Commission No. 000-32665) filed on January 31, 2005
4(a)	Specimen certificate for shares of common stock of Oglebay Norton Company	Filed herewith as Exhibit 4(a)
4(b)	Specimen certificate for shares of Series A Convertible Preferred Stock of Oglebay Norton Company	Filed herewith as Exhibit 4(b)
4(c)	Registration Rights Agreement, dated as of January 31, 2005, among Oglebay Norton Company and the parties who are signatories thereto	Incorporated herein by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(a)	2005 Management Stock Plan of Oglebay Norton Company*	Incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (Commission No. 333-122432) filed on January 31, 2005
10(a)(1)	Form of Restricted Stock Agreement*	Incorporated herein by reference to Exhibit 10.29 to Registrant’s Registration Statement on Form S-1 (Commission No. 333-122349) filed on January 27, 2005
10(a)(2)	Form of Stock Option Agreement*	Incorporated herein by reference to Exhibit 10.28 to Registrant’s Registration Statement on Form S-1 (Commission No. 333-122349) filed on January 27, 2005
10(b)	Oglebay Norton Company Management Incentive Plan*	Incorporated herein by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(c)(1)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Michael D. Lundin*	Incorporated herein by reference to Exhibit 10.10 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(c)(2)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Julie A. Boland*	Incorporated herein by reference to Exhibit 10.11 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005

SEC Exhibit No.	Description	Location
10(c)(3)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Sylvie A. Bon*	Incorporated herein by reference to Exhibit 10.12 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(c)(4)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Michael J. Minkel*	Incorporated herein by reference to Exhibit 10.13 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(c)(5)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Rochelle F. Walk*	Incorporated herein by reference to Exhibit 10.14 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(d)	Director Compensation Summary Sheet*	Incorporated herein by reference to Exhibit 10.19 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(e)	Interest Purchase Agreement, dated as of April 14, 2000, by and among Oglebay Norton Company, Johnson Mining Inc., The Cary Mining Company, Inc., Michigan Minerals Associates, Inc. and Michigan Limestone Operations Limited Partnership*	Incorporated herein by reference to Exhibit 10.64 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Commission No. 333-115513) filed on November 19, 2004
10(e)(1)	Amendment No. 1 to Interest Purchase Agreement, by and among Oglebay Norton Company, Johnson Mining Inc., The Cary Mining Company, Inc., Michigan Minerals Associates, Inc. and Michigan Limestone Operations Limited Partnership*	Incorporated herein by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(e)(2)	Form of MLO Guaranty*	Incorporated herein by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(f)(1)	Director Indemnification Agreement with DeLyle W. Bloomquist, dated February 10, 2005	Incorporated herein by reference to 10.1 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(2)	Director Indemnification Agreement with Thomas O. Boucher, Jr., dated February 10, 2005	Incorporated herein by reference to 10.2 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(3)	Director Indemnification Agreement with Eugene I. Davis, dated February 10, 2005	Incorporated herein by reference to 10.3 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005

SEC Exhibit No.	Description	Location
10(f)(4)	Director Indemnification Agreement with Laurence V. Goddard, dated February 10, 2005	Incorporated herein by reference to 10.4 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(5)	Director Indemnification Agreement with Robert H. Kanner, dated February 10, 2005	Incorporated herein by reference to 10.5 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(6)	Director Indemnification Agreement with John P. O’Brien, dated February 10, 2005	Incorporated herein by reference to 10.6 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(7)	Director and Officer Indemnification Agreement with Michael D. Lundin, dated February 10, 2005*	Incorporated herein by reference to 10.7 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(8)	Officer Indemnification Agreement with Julie A. Boland, dated February 10, 2005*	Incorporated herein by reference to 10.8 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(9)	Officer Indemnification Agreement with Sylvie A. Bon, dated February 10, 2005*	Incorporated herein by reference to 10.9 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(10)	Officer Indemnification Agreement with Michael J. Minkel, dated February 10, 2005*	Incorporated herein by reference to 10.10 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(11)	Officer Indemnification Agreement with Rochelle F. Walk, dated February 10, 2005*	Incorporated herein by reference to 10.11 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(g)	Financing Agreement, dated as of January 31, 2005, among Oglebay Norton Company and certain subsidiaries of Oglebay Norton Company, as borrowers, all other subsidiaries of Oglebay Norton Company, as guarantors, the lenders from time to time party thereto, Wells Fargo Foothill, Inc., as administrative agent, Bank One, NA and Bank of America, N.A., as documentation agents, and Silver Point Finance, LLC, as collateral agent, syndication agent and lead arranger	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005

SEC Exhibit No.	Description	Location
10(g)(1)	Security Agreement, dated as of January 31, 2005, executed by the Reorganized Companies in favor of Silver Point Finance, LLC, a Delaware limited liability company, as collateral agent	Incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(g)(2)	Pledge Agreement, dated as of January 31, 2005, executed by the Reorganized Companies in favor of Silver Point Finance, LLC, a Delaware limited liability company, as collateral agent	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(h)	Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement)*	Incorporated herein by reference to Exhibit 10(o) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997
10(h)(1)	First Amendment to Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement)*	Incorporated herein by reference to Exhibit 10(o)(1) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997
10(h)(2)	Second Amendment to Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement), dated as of December 17, 1997*	Incorporated herein by reference to Exhibit 10(m)(2) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 25, 1998
10(i)	Oglebay Norton Company Assurance Trust Agreement, dated as of April 17, 2002, by and between Oglebay Norton Company and Bank One, Trust Company (which replaces the Oglebay Norton Company Pour-Over Rabbi Trust)*	Filed herewith as Exhibit 10(i)
10(j)	Irrevocable Trust Agreement II*	Incorporated herein by reference to Exhibit 10(l) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997
10(k)	Credit Agreement, dated as of July 14, 1997, by and among ON Marine Services Company and National City Bank	Incorporated herein by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(k)(1)	First Amendment to Credit Agreement, dated as of the 15th day of January 1999, by and between ON Marine Services Company and National City Bank	Filed herewith as Exhibit 10(k)(1)
10(k)(2)	Second Amendment to Credit Agreement, dated as of the 15th day of July 1999, by and between ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed herewith as Exhibit 10(k)(2)

SEC Exhibit No.	Description	Location
10(k)(3)	Third Amendment to Credit Agreement, dated as of the 12th day of July 2000, by and between ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed herewith as Exhibit 10(k)(3)
10(k)(4)	Fourth Amendment to Credit Agreement, dated as of the 30th day of September 2001, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed herewith as Exhibit 10(k)(4)
10(k)(5)	Fifth Amendment to Credit Agreement, dated as of the 24th day of December 2001, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed herewith as Exhibit 10(k)(5)
10(k)(6)	Sixth Amendment to Credit Agreement, dated as of the 25th day of October 2002, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed herewith as Exhibit 10(k)(6)
10(k)(7)	Seventh Amendment to Credit Agreement dated July 14, 1997, as amended and Temporary Waiver, dated the 18th day of April, 2003, by and among ON Marine Services Company, Oglebay Norton Marine Management Company, L.L.C., as guarantor, Oglebay Norton Marine Services Company, LLC, Oglebay Norton Company, as guarantor, and National City Bank	Filed herewith as Exhibit 10(k)(7)
10(k)(8)	Eighth Amendment to Credit Agreement, dated as of the 13th day of June 2003, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed herewith as Exhibit 10(k)(8)
10(k)(9)	Ninth Amendment to Credit Agreement, dated as of the 11th day of September 2003, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed herewith as Exhibit 10(k)(9)
10(k)(10)	Tenth Amendment to Credit Agreement, dated as of the 31st day of January 2005, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Incorporated herein by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005

SEC Exhibit No.	Description	Location
10(k)(10)(i)	Confirmation of Oglebay Norton Company in connection with the Tenth Amendment to Credit Agreement, dated as of January 31, 2005, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, L.L.C. and National City Bank	Incorporated herein by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(l)	Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated herein by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997
10(l)(1)	First Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated herein by reference to Exhibit 10(j)(1) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997
10(l)(2)	Second Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated herein by reference to Exhibit 10(j)(2) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997
10(l)(3)	Third Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated herein by reference to Exhibit 10(h)(3) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 25, 1998
21	Subsidiaries of Oglebay Norton Company	Filed herewith as Exhibit 21
23	Consent of Independent Registered Public Accounting Firm	Filed herewith as Exhibit 23
31(a)	Certification of the Chief Executive Officer, M.D. Lundin, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith as Exhibit 31(a)
31(b)	Certification of the Chief Financial Officer, J.A. Boland, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith as Exhibit 31(b)
32	Certification of the Chief Executive Officer, M.D. Lundin, and Chief Financial Officer, J.A. Boland, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32
24	Power of attorney	Filed herewith as Exhibit 24

*	Identifies exhibits constituting management contracts or compensation plans.