Form 10-K/A
period 2004-12-31
OGLEBAY NORTON CO /OHIO/
filed 2005-04-06
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005 (the “Original Form 10-K”) to correct an inadvertent error in Note F to our audited consolidated financial statements relating to the Company’s deferred tax liability. The Company also corrected a minor subtotal footing error on page F-11 of Note B to the audited consolidated financial statements and certain other minor wording changes within the text of the Original Form 10-K.

We have amended and restated in its entirety each item of the Original Form 10-K that has been changed to reflect the correction. This includes Item 8 — Financial Statements and Supplementary Data.

Except as stated above, this report speaks only as of the date of the Original Form 10-K. Except as specified above, this filing does not reflect any events occurring after March 31, 2005.

PART I

FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to the Annual Report on Form 10-K/A including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains statements concerning certain trends and other forward-looking information within the meaning of the federal securities laws. The words “believe,” “may,” “will,” “estimate,” “assert,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions identify these forward-looking statements. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment and a number of other risks, uncertainties and assumptions, including those described in “Risk Factors”, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) a negative perception of the Company with the decision to file for protection under Chapter 11 of the United States Bankruptcy Code in 2004, (2) the effectiveness of the Company having restructured the debt to provide adequate liquidity to sufficiently improve the Company’s financial position; (3) the Company’s ability to complete its cost reduction initiatives; (4) weather conditions, particularly in the Great Lakes region, flooding, and/or water levels; (5) fluctuations in energy, fuel and oil prices; (6) fluctuations in integrated steel production in the Great Lakes region; (7) fluctuations in Great Lakes and Mid-Atlantic construction activity; (8) economic conditions in California or population growth rates in the southwestern United States; (9) the outcome of periodic negotiations of labor agreements; (10) changes in the demand for the Company’s products due to changes in technology; (11) the loss, insolvency or bankruptcy of major customers, insurers or debtors; (12) difficulty in hiring sufficient staff that is appropriately skilled and licensed, particularly for the vessel operations; (13) changes in environmental laws; (14) an increase in the number and cost of asbestos and silica product liability claims filed against the Company and its subsidiaries and determinations by a court or jury against the Company’s interest; (15) the insolvency of insurers, the effects of any coverage litigation with insurers or the adequacy of insurance; and (16) changes in Federal or State law with respect to asbestos or silica product liability claims.

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

As a result of the consummation of the Plan and the transactions contemplated thereby, the Company is subject to the Fresh-Start reporting rules as of December 31, 2004. Accordingly, the Company’s financial condition and results of operations as of December 31, 2004 and for periods ending after December 31, 2004 will not be comparable to the Company’s financial condition or results of operations reflected in the Company’s consolidated historical financial statements published before its emergence from bankruptcy and included elsewhere in this Amendment No. 1 to the Annual Report on Form 10-K/A.

The Company’s Directors may change its current long-range plan.

As a result of the Company’s financial restructuring, the Board of Directors includes only two Directors who were on the Company’s Board of Directors prior to the Effective Date of the Plan. Five of the Company’s Directors, who constitute a majority, were designated by holders of the Company’s 10% Senior Subordinated Notes due February 1, 2009 (which were cancelled as of the Effective Date of the Plan) (the “Senior Subordinated Notes”) who were party to the commitment agreement and who received shares of convertible preferred stock, including one such Director who was designated by such holders of Senior Subordinated Notes who became holders of common stock. The Company’s Directors may make changes, which could be material, to the Company’s business, operations and current long-range plan described in this Amendment No. 1 to the Annual Report on Form 10-K/A. It is impossible to predict what these changes will be and the impact they will have on the Company’s future results of operations and share prices.

The large number of shares eligible for public sale could cause the Company’s stock prices to decline and make it difficult for the Company to sell additional equity securities.

As of January 31, 2005, the former holders of allowed Senior Subordinated Notes claims and their transferees owned 91.7% of the Company’s outstanding shares of common stock and the former holders of allowed Senior Subordinated Notes claims and certain third party accredited investors party to the commitment agreement owned 100% of the Company’s outstanding shares of convertible preferred stock. Certain of these individuals and institutions are not in the business of holding equity on a long-term basis. Sales by these shareholders of a substantial number of shares could significantly reduce the market price of the common stock or the convertible preferred stock. Moreover, the perception that these shareholders might sell significant amounts of the common stock or convertible preferred stock could depress the trading price of the shares for a considerable period. Sales of these shares, and the possibility of these sales, could make it more difficult for the Company to sell equity or equity-related securities in the future at a time, and price, that it considers appropriate.

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

Location	Use	Owned/ Leased	Reserves(1) (years remaining)
Corporate Headquarters Cleveland, Ohio	Offices	Leased	N/A

Great Lakes Minerals Cleveland, Ohio	Marine transportation bulk commodity dock	Leased	N/A

Cleveland, Ohio	Offices	Subleased	N/A

Rogers City, Cedarville and Gulliver, Michigan	Limestone quarries, vessel loading facility and processing plant	Owned(2)	See Chart

Erie, Pennsylvania	Marine transportation bulk commodity dock	Leased	N/A

Toledo, Ohio	Warehouse of spare parts	Owned	N/A

Global Stone Luttrell, Tennessee	Limestone mine and lime works	(3)	See Chart

Chemstone Operations:

Strasburg, Middletown, and Winchester, Virginia	Limestone quarries, processing plants and lime works	(4)	See Chart

York, Pennsylvania	Limestone quarries and processing plants	Owned	See Chart

Marble City, Oklahoma	Limestone mine and lime works	Owned	See Chart

Buchanan, Virginia	Limestone quarries and processing plants	Owned	See Chart

Portage, Indiana	Limestone processing plant	Owned	N/A

Filler Products Operations:

Chatsworth, Ellijay, and Cisco, Georgia	Limestone mines and processing plants	(5)	See Chart

Performance Minerals
California Operations:

Orange County, California (San Juan Capistrano)	Sand quarry and processing plant	(6)	9

Riverside, California	Sand processing plant	Owned	Supplied by third parties

Bakersfield, California	Transloading facility	Owned	N/A

Bakersfield, California	Sand processing plant	(7)	Supply by Voca facility

Ohio Operations: Glenford and Howard, Ohio	Sand quarries and processing plants	Owned	See Chart

Location	Use	Owned/ Leased	Reserves(1) (years remaining)
Texas Operations: Brady and Voca, Texas	Sand quarries and processing plants	Owned	See Chart

Colorado Springs, Colorado	Sand processing plant	(8)	Supplied by third parties

Kings Mountain, North Carolina	Mica mines and processing plant	Leased/ Owned(9)(10)	See Chart

Velarde, New Mexico	Mica mines and processing plant	Owned(10)	See Chart

(1)	Please see the chart below for further information on average annual production and reserves.
(2)	The Company, through long-term agreements, leases the mineral rights at Cedarville and the majority of mineral rights at Rogers City.
(3)	The lime works is owned and the limestone mine is subject to a mineral lease agreement through 2015.
(4)	The limestone quarry and lime works at Strasburg and Winchester and the processing plant at Middletown are owned. The limestone quarry at Middletown is subject to a 100-year mineral lease agreement.
(5)	The processing plants are owned and the limestone mines are subject to a 99-year mineral lease agreement.
(6)	The processing plant is owned and the sand quarry is subject to a mineral lease agreement through 2013.
(7)	The sand processing plants are owned; however, they are located on land that is leased through December 31, 2005 with a right to renew for an additional five-year term.
(8)	The processing plant is owned and the operation acquires feedstock under supply agreements that support current production levels.
(9)	The mica mine and one processing plant are leased. The remaining processing plants are owned.
(10)	For a discussion of the possible sale of the mica operations please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Acquisitions and Dispositions.”

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

On January 31, 2005, the Senior Secured Notes were redeemed at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement and the Plan. Certain Senior Secured Notes holders have filed a lawsuit claiming entitlement to default interest and penalties from the former Senior Subordinated Notes holders based upon an argument that the Senior Subordinated Notes holders’ claims in bankruptcy were subordinate to the claims of the Senior Secured Notes holders. The Bankruptcy Court ruled in favor of the Company and the Senior Subordinated Notes holders on this issue and certain Senior Secured Notes holders have appealed. If the Senior Secured Notes holders succeed in their appeal, it is possible that the positions of those common shareholders who exchanged their Senior Subordinated Notes for common stock could be diluted.

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

On February 23, 2004, the Company and all of its direct and indirect wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code to pursue a financial restructuring that would permit the Company to reduce its indebtedness and provide more financial flexibility to implement its business strategy. The Plan was confirmed by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on November 17, 2004. The Plan became effective and the Company legally emerged from Chapter 11 on January 31, 2005. However, the Company satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004 and, therefore, used December 31, 2004 as the date for adopting Fresh-Start reporting in order to coincide with the Company’s normal financial closing for the month of December. The Plan provided that, among other things:

•	with the exception of (1) the Company’s Senior Subordinated Notes in the aggregate principal amount of $100 million issued pursuant to the Indenture, dated as of February 1, 1999, between the Company as issuer and Norwest Bank Minnesota, National Association n/k/a Wells Fargo Bank MN, National Association, as indenture trustee (which Senior Subordinated Notes were cancelled as of the Effective Date of the Plan) and (2) claims against the Company under or evidenced by an interest purchase agreement, dated as of April 14, 2000 (the “interest purchase agreement”), by and among the Company, Johnson Mining Inc., The Cary Mining Company, Inc., Michigan Minerals Associates, Inc. and Michigan Limestone Operations Limited Partnership, as amended or modified (the “MLO claims”), all allowed nonpriority pre-petition claims against the Company (A) will be or have been paid in full in cash in accordance with the Plan, (B) received collateral securing their allowed claims pursuant to the Plan or (C) were reinstated in accordance with the Plan;

•	holders of allowed Senior Subordinated Note claims received their pro-rata distribution of 2,928,571 shares of common stock in full satisfaction of their claims, which represented about 29.7% of the total voting power of and equity interests in the Company after giving effect to the conversion of the convertible preferred stock (but before giving effect to the accretion of dividends on the convertible preferred stock), the exercise of the warrants and the management stock plan;

•	the interest purchase agreement relating to the MLO claims was amended as set forth in the Plan and, as of the Effective Date of the Plan, was assumed (as amended) by the Company. The MLO claims will be paid in accordance with the amended interest purchase agreement;

•	all of the shares of the old common stock outstanding as of the Effective Date of the Plan and any related options or similar rights were cancelled as of the Effective Date of the Plan, and record holders of shares of old common stock with allowed interests under the Plan as of the close of business on the warrant distribution record date received warrants, exercisable until March 2, 2005, to purchase up to 576,256 shares of common stock at an exercise price of $10 per share;

•	holders of any intercompany claims did not receive any property under the Plan; and

•	in general, post-petition claims were reinstated and will be or have been paid by the Company in the ordinary course of business.

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

Pursuant to the rights offering, holders of the Company’s Senior Subordinated Notes claims that were not parties to the commitment agreement purchased an aggregate of 5,139,200 shares of convertible preferred stock at $10 per share for a total purchase price of $51.392 million. Pursuant to the commitment agreement, the subscribers purchased an aggregate of 3,360,800 shares of convertible preferred stock at $10 per share for a total purchase price of $33.608 million. The Company issued an aggregate of 404,071 shares of common stock at $10 per share for a total purchase price of $4.041 million upon exercise of the warrants. As of the Fresh-Start reporting balance sheet at December 31, 2004, the Company has outstanding about $353.2 million in debt under the post-emergence credit facility and about $111.9 million of other long-term liabilities. As a result, interest expense will decline in comparison to the interest expense incurred by the Company in periods prior to the Effective Date of the Plan.

On January 31, 2005, the Senior Secured Notes were redeemed at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement and the Plan. Certain Senior Secured Notes holders have filed a lawsuit claiming entitlement to default interest and penalties from the former Senior Subordinated Notes holders based upon an argument that the Senior Subordinated Notes holders’ claims in bankruptcy were subordinate to the claims of the Senior Secured Notes holders. The Bankruptcy Court ruled in favor of the Company and the Senior Subordinated Notes holders on this issue and certain Senior Secured Notes holders have appealed. If the Senior Secured Notes holders succeed in their appeal, it is possible that the positions of those common shareholders who exchanged their Senior Subordinated Notes for common stock could be diluted.

Fresh-Start Reporting.    The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity at the adoption of Fresh-Start reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) (“Fresh-Start reporting”). Despite a legal emergence from bankruptcy on January 31, 2005, the Company satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004. The Company used December 31, 2004 as the date for adopting Fresh-Start reporting in order to coincide with the Company’s normal financial closing for the month of December. The transactions which occurred during the four-days between December 27 and December 31 were not material as they represent less than 1% of operating income and total revenues and less than 2% of income before taxes. Upon adoption of Fresh-Start reporting, a new reporting entity is created for accounting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Company prior to the adoption of Fresh-Start reporting for periods ended prior to December 31, 2004 are not comparable to those of the Reorganized Company. In this Amendment No. 1 to the Annual Report on Form 10-K/A, references to the Company’s operations and cash flows during the periods ended in fiscal 2004, 2003 and 2002 refer to the Predecessor Company.

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

For additional information on the post-emergence credit facility, you should read the Financing Agreement filed as an exhibit to this Amendment No. 1 to the Annual Report on Form 10-K/A.

Capital Stock.    As of the Effective Date of the Plan and pursuant to the Plan, 2,928,571 shares of common stock and 264,887 shares of restricted common stock were issued and outstanding. As of the Effective Date of the Plan, and pursuant to the Plan, record holders of shares of old common stock with allowed interests under the Plan received warrants, exercisable until March 2, 2005, to purchase up to 576,256 shares of common stock at an exercise price of $10 per share. The Company issued 404,071 shares of common stock at $10 per share for a total purchase price of $4.041 million upon the exercise of the warrants. The Company’s Second Amended and Restated Articles of Incorporation authorize it to issue shares of preferred stock, $0.01 par value per share, in one or more series, with such rights and restrictions and with such additional provisions as the Board of Directors may determine, including, among other things, voting, dividend, redemption, sinking fund, liquidation and conversion rights, and additional restrictions. The convertible preferred stock constitutes a series of the preferred stock, and, as of the Effective Date of the Plan, 8,500,000 shares of convertible preferred stock were issued and outstanding. The annual dividend payable on the convertible preferred stock is paid at a rate of 14.8275%. The holders of the convertible preferred stock may convert such shares at any time into shares of common stock. In addition, subject to certain conditions, the shares of convertible preferred stock are redeemable by the Company after twelve months at various prices. On March 22, 2005, these conditions were met.

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

On January 31, 2005, the Senior Secured Notes were redeemed at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement and the Plan. Certain Senior Secured Notes holders have filed a lawsuit claiming entitlement to default interest and penalties from the former Senior Subordinated Notes holders based upon an argument that the Senior Subordinated Notes holders’ claims in bankruptcy were subordinate to the claims of the Senior Secured Notes holders. The Bankruptcy Court ruled in favor of the Company and the Senior Subordinated Notes holders on this issue and certain Senior Secured Notes holders have appealed. If the Senior Secured Notes holders succeed in their appeal, it is possible that the positions of those common shareholders who exchanged their Senior Subordinated Notes for common stock could be diluted.

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

The response to this item is submitted in a separate section of this Amendment No. 1 to the Annual Report on Form 10-K/A on page 40 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this Amendment No. 1 to the Annual Report on Form 10-K/A on pages F-1 through F-51.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and executive officers and persons who own more than 10% of any class of any of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission. The Company periodically reminds its Directors and executive officers of their reporting obligations and assists in making the required disclosure once the Company is notified that a reportable event has occurred. The Company is required to report in this Amendment No. 1 to the Annual Report on Form 10-K/A any failure by any of the above mentioned persons to make timely Section 16 reports.

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

Certain surviving spouse benefits are also available under the plans, as well as early retirement and facility shutdown benefits. The benefits table shown above has been prepared without regard to benefit limitations imposed by the Internal Revenue Code. The years of benefit service credited for executive officers named in the Summary Compensation Table are: Mr. Lundin—4.67 years (not including service under a prior plan); Ms. Boland—3.0 years; Ms. Bon—2.67 years; Mr. Minkel—5.0 years; and Ms. Walk—6.58 years. Mr. Lundin is also vested in a benefit earned prior to the acquisition of Michigan Limestone. The benefit is based on 6.08 years of service. If Mr. Lundin were to terminate his employment today, he would be entitled to a monthly benefit of $380 for a total monthly benefit of $773 ($9,281 annually) payable at age 65.

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

On January 31, 2005, the Company entered into new Change in Control and Employment Agreements with Michael D. Lundin, Julie A. Boland, Sylvie A. Bon, Michael J. Minkel and Rochelle F. Walk that supersede the Old Officer Agreements with these individuals. The terms of the Change in Control and Employment Agreements were negotiated with the creditors’ committee. Each Change in Control and Employment Agreement is consistent with the Old Officer Agreements, but subject to the following changes:

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

Beneficial Ownership

	Common Stock Beneficially Owned		Convertible Preferred Stock Beneficially Owned		Common Stock and Convertible Preferred Stock Beneficially Owned
Name of Beneficial Owner (1)	Amount (2)(3)	Percent of Class	Amount	Percent of Class	Amount (3)	Percent of Class (4)
Directors and Executive Officers
DeLyle W. Bloomquist	0	*	0	*	0	*
Thomas O. Boucher Jr. (5) (6)	293	*	8,839	*	9,132	*
Eugene I. Davis	0	*	0	*	0	*
Laurence V. Goddard	0	*	0	*	0	*
Robert H. Kanner	0	*	0	*	0	*
John P. O’Brien	0	*	0	*	0	*
Michael D. Lundin	119,886	3.30%	0	*	119,886	*
Julie A. Boland	43,957	1.22%	0	*	43,957	*
Sylvie A. Bon	23,976	*	0	*	23,976	*
Michael J. Minkel	23,976	*	0	*	23,976	*
Rochelle F. Walk	23,976	*	0	*	23,976	*
Executive officers and Directors as a group (11 persons)	236,064	6.42%	8,839	*	244,903	2.01%

Beneficial Owners of 5% or More of Common Stock and/or Convertible Preferred Stock

		Common Stock Beneficially Owned		Convertible Preferred Stock Beneficially Owned		Common Stock and Convertible Preferred Stock Beneficially Owned
Name of Beneficial Owner(1)		Amount (2)	Percent of Class	Amount	Percent of Class	Amount	Percent of Class (4)
Ingalls & Snyder Value Partners, L.P. 61 Broadway, New York, NY 10006	(6)(12)	254,784	7.08%	903,392	10.63%	1,158,176	9.57%

Pacholder Associates, Inc. 8044 Montgomery Rd. Suite 555 Cincinnati, Ohio 45236	(7)	219,380	6.10%	648,804	7.63%	868,184	7.18%

Tontine Capital Partners, L.P. 55 Railroad Avenue, 3rd Floor, Greenwich, CT 06830	(8)	248,844	6.92%	48,750	*	297,594	2.46%

Recon Arbitrage Master Fund, Ltd. c/o Recon Capital, LLC 599 Lexington Ave. 35th Floor, New York, NY 10022	(9)	273,214	7.59%	-0-	*	273,214	2.26%

Caxton International Ltd. c/o Prime Management Ltd Mechanics Building 12 Church Street Hamilton HM11, Bermuda	(10)	221,800	6.17%	-0-	*	221,800	1.83%

Fairfield Greenwich Limited 919 Third Avenue, New York, NY 10022	(11)	200,000	5.56%	-0-	*	200,000	1.65%

*	Represents less than 1% of the outstanding convertible preferred stock or the outstanding common stock, as applicable.
(1)	Except as otherwise stated in the notes below, beneficial ownership of the shares held by each individual consists of sole voting and investment power.
(2)	Excludes the number of shares of common stock issuable upon conversion of the convertible preferred stock (and the accretion of dividends on the convertible preferred stock).
(3)	Includes (A) restricted shares of common stock awarded under the management stock plan as follows: Ms. Boland—29,304; Ms. Bon—15,984; Mr. Lundin—79,924; Mr. Minkel—15,984; and Ms. Walk—15,984; and (B) shares of common stock obtainable upon exercise of stock options within 60 days following March 18, 2005 as follows: Ms. Boland—14,653; Ms. Bon—7,992; Mr. Lundin—39,962; Mr. Minkel—7,992; and Ms. Walk—7,992. These restricted shares of common stock awarded under the management stock plan vest at a rate of 25% per year over a four-year period commencing on July 1, 2005 (subject to accelerated vesting circumstances as specified in the management stock plan).
(4)	Percent of Class denotes the percentage of common stock based on the assumption of the conversion of all 8,500,000 shares of convertible preferred stock into 8,500,000 shares of common stock.

(5)	The address for Mr. Boucher is c/o Ingalls & Snyder, LLC, 61 Broadway, New York, New York 10006.
(6)	Ingalls & Snyder Value Partners, L.P. (“ISVP”) beneficially owns 1,158,176 shares of common stock on a fully diluted basis (consisting of 254,784 shares of common stock and 903,392 shares of convertible preferred stock). ISVP is a private investment partnership managed by Ingalls & Snyder, LLC, a registered broker dealer (“I&S”), under an investment advisory contract. According to filings on Schedule 13D dated February 10, 2005, ISVP shares voting and dispositive power over these securities with I&S and the general partners of ISVP, Thomas O. Boucher Jr. and Robert L. Gipson (who are also managing directors of I&S). Mr. Boucher beneficially owns 9,132 shares of common stock on a fully diluted basis (consisting of 293 shares of common stock and 8,839 shares of convertible preferred stock) and by virtue of his relationship with ISVP, Mr. Boucher may be deemed to beneficially own an additional 1,289,316 shares of common stock on a fully diluted basis, consisting of 1,158,176 shares as to which Mr. Boucher shares voting and dispositive power with ISVP and I&S and 131,140 shares as to which Mr. Boucher shares voting and dispositive power with clients of I&S. Mr. Gipson beneficially owns 110,365 shares of common stock on a fully diluted basis (consisting of 75,000 shares of common stock and 35,365 shares of convertible preferred stock) and by virtue of his relationship with ISVP, Mr. Gipson may be deemed to beneficially own an additional 1,158,176 shares of common stock on a fully diluted basis, as to which Mr. Gipson shares voting and dispositive power with ISVP and I&S. I&S may be deemed to beneficially own 2,667,898 shares of common stock on a fully diluted basis, consisting of 1,158,176 shares as to which I&S shares voting and dispositive power with ISVP and 1,509,722 shares as to which I&S shares dispositive power with various holders of certain of its brokerage accounts and Steven M. Foote, Adam D. Janovic, H. Shepard Boone, Thomas P. DiTosto, John J. Dougherty and Christopher R. Siege who are also Managing Directors of I&S and hold discretionary investment authority over shares held in such I&S client accounts. Each of such persons reporting on Schedule 13D expressly disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by such person except to the extent of its or his pecuniary interest in the Company’s securities.
(7)	According to a filing on Schedule 13G with the SEC dated February 10, 2005: (A) Pacholder Associates, Inc. (“Pacholder Associates”) and Banc One High Yield Partners, LLC each report to have beneficial ownership consisting of shared voting power with respect to an aggregate of 868,184 shares of common stock consisting of 219,380 shares of common stock and 648,804 shares of convertible preferred stock that are, as of March 30, 2005, convertible into 648,804 shares of common stock, and shared dispositive power with respect to 219,380 shares of common stock and 648,804 shares of convertible preferred stock that are, as of March 30, 2005, convertible into 648,804 shares of common stock; and (B) One Group High Yield Bond Fund reports to have beneficial ownership consisting of shared voting power with respect to 124,464 shares of common stock and 380,154 shares of convertible preferred stock that are, as of March 30, 2005, convertible into 380,154 shares of common stock, and shared dispositive power with respect to 124,464 shares of common stock and 380,154 shares of convertible preferred stock that are, as of March 30, 2005, convertible into 380,154 shares of common stock.

Pacholder Associates is a registered investment advisor. Pacholder Associates has two affiliated registered investment advisors that are joint ventures, Pacholder & Company LLC, which is owned 49% by Banc One Investment Advisors Corporation (“BOIA”) and 51% by Pacholder Associates, and Banc One High Yield Partners, LLC, which is owned 51% by BOIA and 49% by Pacholder Associates. The 219,380 shares of common stock and the 648,804 shares of convertible preferred stock that are, as of March 30, 2005, convertible into 648,804 shares of common stock reported for Pacholder Associates are held directly as follows: One Group High Yield Bond Fund owns 124,464 shares of common stock and 380,154 shares of convertible preferred stock that are, as of March 30, 2005, convertible into 380,154 shares of common stock; Pacholder High Yield Fund, Inc. owns 65,893 shares of common stock and 189,370 shares of convertible preferred stock that are, as of March 30, 2005, convertible into 189,370 shares of common stock; One Group Income Bond Fund owns 14,643 shares of common stock and 40,000 shares of convertible preferred stock that are, as of March 30, 2005, convertible into 40,000 shares of common stock; Southern UTE Permanent Fund owns 7,058 shares of common stock and 19,280 shares of convertible preferred stock that are, as of March 30, 2005, convertible into 19,280 shares of common stock; Legacy Aggressive High Yield Fund owns 4,393 shares of common stock and 12,000 shares of convertible preferred stock that are, as of March 30, 2005, convertible into 12,000 shares of common stock; and WCI Steel, Inc. Defined Pension Benefit Plan owns 2,929 shares of common stock and 8,000 shares of convertible preferred stock that are, as of March 30, 2005, convertible into 8,000 shares of common stock.

By virtue of investment advisory agreements between Pacholder Associates and its affiliated investment advisory firms, including Banc One High Yield Partners, LLC and Pacholder & Company LLC, and certain investment advisory clients, including One Group High Yield Bond Fund, Pacholder High Yield Fund, Inc., One Group Income Bond Fund, Southern UTE Permanent Fund, Legacy Aggressive High Yield Fund, and WCI Steel, Inc. Defined Pension Benefit Plan (collectively, the “Pacholder Entities”), (x) Pacholder Associates and Banc One High Yield Partners, LLC may be deemed to share beneficial ownership of the 219,380 shares of common stock and the 648,804 shares of convertible preferred stock that are, as of March 30, 2005, convertible into 648,804 shares of common stock owned by the Pacholder Entities, and (y) Pacholder & Company LLC is deemed to share beneficial ownership of the 65,893 shares of common stock and 189,370 shares of convertible preferred stock that are, as of March 30, 2005, convertible into 189,370 shares of common stock owned by Pacholder High Yield Fund, Inc. Each of Pacholder Associates, Banc One High Yield Partners, LLC, and Pacholder & Company LLC expressly disclaims beneficial ownership of such common stock except to the extent of its respective pecuniary interest in the common stock.

(8)	According to a filing on Schedule 13G with the SEC dated February 15, 2005, Tontine Capital Partners, L.P., Tontine Capital Management, L.L.C., and Jeffrey L. Gendell each report to have beneficial ownership consisting of shared voting power with respect to an aggregate of 297,594 shares of common stock consisting of 248,844 shares of common stock and 48,750 shares of convertible preferred stock that are, as of March 30, 2005, convertible into 48,750 shares of common stock and shared dispositive power with respect to 248,844 shares of common stock and 48,750 shares of convertible preferred stock that is, as of March 30, 2005, convertible into 48,750 shares of common stock. Tontine Capital Management, L.L.C. is the general partner of Tontine Capital Partners, L.P. Jeffrey L. Gendell is the Managing Member of Tontine Capital Management, L.L.C.
(9)	According to a filing on Schedule 13G with the SEC dated February 14, 2005, Recon Arbitrage Master Fund, Ltd., Recon Capital, LLC and Robert L. Friend each report to have beneficial ownership consisting of shared voting power with respect to 273,214 shares of common stock and shared dispositive power with respect to 273,214 shares of common stock. Recon Capital, LLC is the investment adviser to Recon Arbitrage Master Fund, Ltd. and Robert L. Friend is Manager and Senior Managing Director of Recon Capital, LLC.
(10)	According to a filing on Schedule 13G with the SEC dated March 29, 2005, Caxton International Limited, Caxton Associates, L.L.C. and Bruce S. Kovner each report to have beneficial ownership consisting of shared voting power with respect to 221,800 shares of common stock and shared dispositive power with respect to 221,800 shares of common stock. Caxton Associates, L.L.C. is the trading adviser to Caxton.
(11)	According to a filing on Schedule 13G with the SEC dated February 11, 2005, Fairfield Greenwich Limited reports to have beneficial ownership consisting of sole voting power with respect to 200,000 shares of common stock, and sole dispositive power with respect to 200,000 shares of common stock.
(12)	Ingalls & Snyder Value Partners, L.P. has indicated that it intends to sell the following shares of convertible preferred stock at a price of $10 per share to the following Directors or their affiliates: Mr. O’Brien—7,500 shares for $75,000; Mr. Davis—15,000 shares for $150,000; Mr. Kanner—15,000 shares for $150,000; Mr. Bloomquist—10,000 shares for $100,000; and Mr. Goddard (or his affiliate, The Parkland Group, Inc.)—2,500 shares for $25,000.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, (2)	Weighted-average exercise price of outstanding options (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	814,874	$24.67	293,858
Equity compensation plans not approved by security holders (1)	1,500	37.00
Total	816,374	24.74	293,858

(1)	The options for old common stock were granted on June 11, 1998, upon a former employee’s employment with the Company.
(2)	The options for old common stock vested 25% each year commencing on the first anniversary of the grant date. The options for old common stock also vested if the employee retired and was otherwise entitled to a normal, early or shutdown pension under the Company’s Pension Plan. In that event, the retired employee could exercise the options for old common stock within two years from the date of retirement, but not beyond the option expiration date.
(3)	Calculated as the weighted-average of the exercise prices for each individual grant under all equity compensation plans of the Company.
(4)	Calculated as total options for old common stock authorized by the stockholders or the Company, less options for the old common stock issued, exercised, lapsed and forfeited.

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

As of the Effective Date of the Plan, and pursuant to the Plan, record holders of shares of old common stock with allowed interests under the Plan received warrants, exercisable until March 2, 2005, to purchase up to an aggregate of 576,256 shares of new common stock at an exercise price of $10 per share. The Company issued an aggregate of 404,071 shares of new common stock at $10 per share for a total purchase price of $4.041 million upon the exercise of the warrants.

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

Registration Rights

As part of the financial restructuring, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) on January 31, 2005 with the parties to the commitment agreement granting a demand registration right to enable them or their transferees to resell, pursuant to an effective registration statement filed with the SEC, the total of 3,360,800 shares of convertible preferred stock purchased pursuant to the commitment agreement, and the 3,360,800 shares of common stock issuable upon conversion of the convertible preferred stock. The Company filed a registration statement covering such securities on Form S-1 with the SEC on January 27, 2005. The Company is required to keep such registration statement effective until the earliest of (1) two years after the effective date of that registration statement, (2) the date when all of the shares covered by the registration statement have been sold pursuant to the registration statement and (3) the date on which the shares covered by the registration statement may be resold by such holders pursuant to Rule 144(k) of the Securities Act of 1933. The registration right is subject to various customary conditions as set forth in the Registration Rights Agreement, which you should read in its entirety for the complete provisions. The Company will pay all fees and expenses related to the registration of such shares pursuant to the registration statement (excluding those of counsel or other advisors to the selling shareholders and any underwriting discounts and fees and brokerage and sales commissions, which will be paid by the selling shareholders). Under the Registration Rights Agreement, if such registration statement has not been declared effective by the SEC on or before the 90th day after the Effective Date of the Plan (a “registration default”), the Company has agreed to pay liquidated damages to each holder of a share of convertible preferred stock purchased pursuant to the commitment agreement for each day that the registration default continues at the annual rate of $0.30 per share.

Each of the signatories to the Registration Rights Agreement excluding Castlerigg Master Investments Ltd., Fledgling Associates LLC, Gator Investment Company, Robert L. Gipson IRA, Thomas L. Gipson IRA, J George Investments LLC, Lonestar Partners, L.P., Nikolaos Monoyios IRA, Nomura Securities International, The Northwestern Mutual Life Insurance Company, Robert T. Clutterbuck Trust, Brad Shingleton, John M. Stein, Steven N. Stein, Stifel Nicolaus & Company, Incorporated, Whitebox Convertible Arbitrage Partners, L.P. and Winward Capital L.P. were holders of the Company’s Senior Subordinated Notes immediately prior to its emergence from bankruptcy on January 31, 2005.

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

(a)(3) and (b) Exhibit Index: The response to this portion of Item 14 is submitted in a separate section of this Amendment No. 1 to the Annual Report on Form 10-K/A at pages I-1 through I-6.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

By:	/s/ Michael D. Lundin
President and Chief Executive Officer April 6, 2005

By:	/s/ Julie A. Boland
Vice President and Chief Financial Officer April 6, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/ Michael D. Lundin Michael D. Lundin	President and Chief Executive Officer; Principal Executive Officer; Director	April 6, 2005

/s/ Julie A. Boland Julie A. Boland	Vice President and Chief Financial Officer; Principal Financial and Accounting Officer	April 6, 2005

* DeLyle W. Bloomquist	Director	April 6, 2005

* Thomas O. Boucher, Jr.	Director	April 6, 2005

* Eugene I. Davis	Director	April 6, 2005

* Laurence V. Goddard	Director	April 6, 2005

* Robert H. Kanner	Director	April 6, 2005

* John P. O’Brien	Director	April 6, 2005

*	The undersigned, by signing her name hereto, does sign and execute this Amendment No. 1 to the Annual Report pursuant to the powers of attorney executed by the above-named Directors of Registrant, which are filed herewith as Exhibit 24.

By:	/s/ Rochelle F. Walk
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

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of Fresh-Start reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) (“Fresh-Start reporting”). Since the reorganization value of the assets of the Reorganized Company immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims, and the holders of Predecessor Company voting shares immediately before confirmation received less than 50 percent of the voting shares of the emerging entity, the Reorganized Company has adopted Fresh-Start reporting. Despite a legal emergence from bankruptcy on January 31, 2005, the Company satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004. The Company used December 31, 2004 as the date for adopting Fresh-Start reporting in order to coincide with the Company’s normal financial closing for the month of December. The transactions which occurred during the four-day period from December 28 to December 31, 2004 were not material individually or in the aggregate as they represented less than 1% of total revenues and operating income and less than 2% of income before taxes. Upon adoption of Fresh-Start reporting, a new reporting entity was created for accounting purposes and the recorded amounts of assets and liabilities have been adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Company prior to the adoption of Fresh-Start reporting (the “Predecessor Company”) for periods ended prior to December 31, 2004 are not comparable to those of the Reorganized Company. Black lines on the consolidated statements distinguish between pre-reorganization and post-reorganization. In this Amendment No. 1 to the Annual Report on Form 10-K/A, references to the Company’s operations and cash flows during the periods ended 2003 and 2002 refer to the Predecessor Company.

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

CONSOLIDATED BALANCE SHEET DECEMBER 31, 2004

(Dollars and shares in thousands, except per share amounts)

	Historical	Reorganization Adjustments						Reorganized Balance Sheet
		Fresh-Start Debt Discharge & Cancellation of Stock		Fresh-Start Accounting Policy Adjustments		Fresh-Start Fair Value Adjustments
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,694							$17,694
Accounts receivable (net of reserve for doubtful accounts of $2,036 in 2004)	62,549			$(101	)(2)			62,448
Receivable from issuance of preferred stock		$84,591	(1)					84,591
Inventories:
Raw materials and finished products	32,959			(972	)(3)	$2,605	(3)	34,592
Operating supplies	14,401			(1,585	)(3)			12,816

	47,360	—		(2,557)		2,605		47,408
Deferred income taxes	3,719							3,719
Other current assets	20,972					(7,276	)(4)	13,696

TOTAL CURRENT ASSETS	152,294	84,591		(2,658)		(4,671)		229,556
NET PROPERTY AND EQUIPMENT	394,291			(16,034	)(6)	61,010	(17),(21)	439,267
GOODWILL (net of accumulated amortization of $11,093 in 2004)	73,877					(73,877	)(5)	—
PREPAID PENSION COSTS	34,379					(31,454	)(7)	2,925
OTHER ASSETS	12,604					(4,568	)(4)	8,036

TOTAL ASSETS	$667,445	$84,591		$(18,692)		$(53,560)		$679,784

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

	Historical		Reorganization Adjustments						Reorganized Balance Sheet
			Fresh-Start Debt Discharge & Cancellation of Stock		Fresh-Start Accounting Policy Adjustments		Fresh-Start Fair Value Adjustments
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$250,000		$92,166	(11),(14),(15)					$342,166
Accounts payable	26,594		20,867	(11)					47,461
Payrolls and other accrued compensation	6,770		4,873	(9),(11)	$1,973	(10)			13,616
Accrued expenses	10,079		13,634	(1),(4),(8),(11)	1,464	(18),(16),(19)			25,177
Accrued interest expense	10,496		1,669	(11),(15)					12,165
Income taxes payable	379		23	(11)					402

TOTAL CURRENT LIABILITIES	304,318		133,232		3,437		—		440,987

LONG-TERM DEBT, less current portion	—		11,027	(11)					11,027
POSTRETIREMENT BENEFITS OBLIGATION	2,636		50,951	(11)			$8,589	(13)	62,176
OTHER LONG-TERM LIABILITIES	8,356		36,289	(11),(12)	517	(19)	4,512		49,674
DEFERRED INCOME TAXES	3,719						2,191	(7),(21),(22)	5,910

LIABILITIES SUBJECT TO COMPROMISE	308,002		(308,002	)(11)					—

STOCKHOLDERS’ EQUITY
Issuable Reorganized Company Preferred stock, par value $.01 authorized 30,000, issuable 8,500 shares	—		85	(1)					85
Issuable Reorganized Company Additional capital—Preferred	—		81,633	(1)			3,282	(1)	84,915
Issuable Reorganized Company Common stock, par value $.01 authorized 90,000, issuable 2,929 shares	—		29	(15)					29
Issuable Reorganized Company Additional capital—Common	—		24,981	(15)					24,981
Preferred stock, 5,000 shares authorized	—								—
Common stock, par value $1.00 per share—authorized 30,000; issued 7,253 shares	7,253						(7,253	)(20)	—
Additional capital	6,895						(6,895	)(20)	—
Retained earnings	59,413	(23)	54,366 (12	(1),(4),(8),(9), ),(14),(15)	(22,646 (16	)(2),(3),(6),(10) ),(18),(19)	(91,133 (13	)(1),(3),(4),(5),(7), ),(17),(20),(22)	—
Accumulated other comprehensive loss	(5,510)						5,510	(7)	—

	68,051		161,094		(22,646)		(96,489)		110,010
Treasury stock, at cost	(27,637)		—		—		27,637	(20)	—

	40,414		161,094		(22,646)		(68,852)		110,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$667,445		$84,591		$(18,692)		$(53,560)		$679,784

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Predecessor and Reorganized Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31
	Reorganized Company 2004	Predecessor Company 2003
Deferred tax liabilities:
Tax over book depreciation, depletion, amortization and accretion	$83,501	$72,363
Pension benefits	406	14,215
Other	4,254	10,863

Total deferred tax liabilities	88,161	97,441
Deferred tax assets:
Postretirement benefits	24,586	16,817
Coal Act liability	2,694	2,581
Alternative minimum tax credit carry-forward	4,810	4,810
Net operating loss carry-forward	35,809	55,190
Restructuring, asset impairments and early retirement programs	7,721	5,408
Interest rate hedge contracts	(97)	381
Minimum pension liability adjustments	-0-	2,412
Deferred financing expenses	5,088	-0-
Other	8,398	9,147

Total deferred tax assets	89,009	96,746
Valuation allowance	(3,039)	-0-

Net deferred tax liabilities	$2,191	$695

NOTE G—LONG-TERM DEBT and OTHER FINANCIAL INSTRUMENTS

A summary of the Predecessor and Reorganized Company’s long-term debt is as follows (in thousands):

	December 31
	Reorganized Company 2004	Predecessor Company 2003
Second DIP Credit Facility	$250,000	$-0-
Pre-petition Credit Facility	-0-	225,475
Senior Secured Notes	89,783	79,781
Senior Subordinated Notes	-0-	100,000
Vessel Term Loan	12,537	14,239
Notes and Bonds payable and capital leases	873	2,345

	353,193	421,840
Less current portion	342,166	420,350

	$11,027	$1,490

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

On January 31, 2005, the Senior Secured Notes were redeemed at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement and the Plan. Certain Senior Secured Notes holders have filed a lawsuit claiming entitlement to default interest and penalties from the former Senior Subordinated Notes holders based upon an argument that the Senior Subordinated Notes holders’ claims in bankruptcy were subordinate to the claims of the Senior Secured Notes holders. The Bankruptcy Court ruled in favor of the Company and the Senior Subordinated Notes holders on this issue and certain Senior Secured Notes holders have appealed. If the Senior Secured Notes holders succeed in their appeal, it is possible that the positions of those common shareholders who exchanged their Senior Subordinated Notes for common stock could be diluted.

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

SEC Exhibit No.	Description	Location
3(a)	Second Amended and Restated Articles of Incorporation of Oglebay Norton Company	Incorporated herein by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form 8-A12G (Commission No. 000-32665) filed on January 31, 2005
3(b)	Amended and Restated Regulations of Oglebay Norton Company	Incorporated herein by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 8-A12G (Commission No. 000-32665) filed on January 31, 2005
4(a)	Specimen certificate for shares of common stock of Oglebay Norton Company	Filed herewith as Exhibit 4(a)
4(b)	Specimen certificate for shares of Series A Convertible Preferred Stock of Oglebay Norton Company	Filed herewith as Exhibit 4(b)
4(c)	Registration Rights Agreement, dated as of January 31, 2005, among Oglebay Norton Company and the parties who are signatories thereto	Incorporated herein by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(a)	2005 Management Stock Plan of Oglebay Norton Company*	Incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (Commission No. 333-122432) filed on January 31, 2005
10(a)(1)	Form of Restricted Stock Agreement*	Incorporated herein by reference to Exhibit 10.29 to Registrant’s Registration Statement on Form S-1 (Commission No. 333-122349) filed on January 27, 2005
10(a)(2)	Form of Stock Option Agreement*	Incorporated herein by reference to Exhibit 10.28 to Registrant’s Registration Statement on Form S-1 (Commission No. 333-122349) filed on January 27, 2005
10(b)	Oglebay Norton Company Management Incentive Plan*	Incorporated herein by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(c)(1)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Michael D. Lundin*	Incorporated herein by reference to Exhibit 10.10 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(c)(2)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Julie A. Boland*	Incorporated herein by reference to Exhibit 10.11 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005

SEC Exhibit No.	Description	Location
10(c)(3)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Sylvie A. Bon*	Incorporated herein by reference to Exhibit 10.12 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(c)(4)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Michael J. Minkel*	Incorporated herein by reference to Exhibit 10.13 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(c)(5)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Rochelle F. Walk*	Incorporated herein by reference to Exhibit 10.14 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(d)	Director Compensation Summary Sheet*	Incorporated herein by reference to Exhibit 10.19 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(e)	Interest Purchase Agreement, dated as of April 14, 2000, by and among Oglebay Norton Company, Johnson Mining Inc., The Cary Mining Company, Inc., Michigan Minerals Associates, Inc. and Michigan Limestone Operations Limited Partnership*	Incorporated herein by reference to Exhibit 10.64 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Commission No. 333-115513) filed on November 19, 2004
10(e)(1)	Amendment No. 1 to Interest Purchase Agreement, by and among Oglebay Norton Company, Johnson Mining Inc., The Cary Mining Company, Inc., Michigan Minerals Associates, Inc. and Michigan Limestone Operations Limited Partnership*	Incorporated herein by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(e)(2)	Form of MLO Guaranty*	Incorporated herein by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(f)(1)	Director Indemnification Agreement with DeLyle W. Bloomquist, dated February 10, 2005	Incorporated herein by reference to 10.1 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(2)	Director Indemnification Agreement with Thomas O. Boucher, Jr., dated February 10, 2005	Incorporated herein by reference to 10.2 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(3)	Director Indemnification Agreement with Eugene I. Davis, dated February 10, 2005	Incorporated herein by reference to 10.3 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005

SEC Exhibit No.	Description	Location
10(f)(4)	Director Indemnification Agreement with Laurence V. Goddard, dated February 10, 2005	Incorporated herein by reference to 10.4 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(5)	Director Indemnification Agreement with Robert H. Kanner, dated February 10, 2005	Incorporated herein by reference to 10.5 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(6)	Director Indemnification Agreement with John P. O’Brien, dated February 10, 2005	Incorporated herein by reference to 10.6 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(7)	Director and Officer Indemnification Agreement with Michael D. Lundin, dated February 10, 2005*	Incorporated herein by reference to 10.7 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(8)	Officer Indemnification Agreement with Julie A. Boland, dated February 10, 2005*	Incorporated herein by reference to 10.8 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(9)	Officer Indemnification Agreement with Sylvie A. Bon, dated February 10, 2005*	Incorporated herein by reference to 10.9 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(10)	Officer Indemnification Agreement with Michael J. Minkel, dated February 10, 2005*	Incorporated herein by reference to 10.10 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(11)	Officer Indemnification Agreement with Rochelle F. Walk, dated February 10, 2005*	Incorporated herein by reference to 10.11 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(g)	Financing Agreement, dated as of January 31, 2005, among Oglebay Norton Company and certain subsidiaries of Oglebay Norton Company, as borrowers, all other subsidiaries of Oglebay Norton Company, as guarantors, the lenders from time to time party thereto, Wells Fargo Foothill, Inc., as administrative agent, Bank One, NA and Bank of America, N.A., as documentation agents, and Silver Point Finance, LLC, as collateral agent, syndication agent and lead arranger	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005

SEC Exhibit No.	Description	Location
10(g)(1)	Security Agreement, dated as of January 31, 2005, executed by the Reorganized Companies in favor of Silver Point Finance, LLC, a Delaware limited liability company, as collateral agent	Incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(g)(2)	Pledge Agreement, dated as of January 31, 2005, executed by the Reorganized Companies in favor of Silver Point Finance, LLC, a Delaware limited liability company, as collateral agent	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(h)	Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement)*	Incorporated herein by reference to Exhibit 10(o) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997
10(h)(1)	First Amendment to Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement)*	Incorporated herein by reference to Exhibit 10(o)(1) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997
10(h)(2)	Second Amendment to Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement), dated as of December 17, 1997*	Incorporated herein by reference to Exhibit 10(m)(2) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 25, 1998
10(i)	Oglebay Norton Company Assurance Trust Agreement, dated as of April 17, 2002, by and between Oglebay Norton Company and Bank One, Trust Company (which replaces the Oglebay Norton Company Pour-Over Rabbi Trust)*	Filed herewith as Exhibit 10(i)
10(j)	Irrevocable Trust Agreement II*	Incorporated herein by reference to Exhibit 10(l) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997
10(k)	Credit Agreement, dated as of July 14, 1997, by and among ON Marine Services Company and National City Bank	Incorporated herein by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(k)(1)	First Amendment to Credit Agreement, dated as of the 15th day of January 1999, by and between ON Marine Services Company and National City Bank	Filed herewith as Exhibit 10(k)(1)
10(k)(2)	Second Amendment to Credit Agreement, dated as of the 15th day of July 1999, by and between ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed herewith as Exhibit 10(k)(2)

SEC Exhibit No.	Description	Location
10(k)(3)	Third Amendment to Credit Agreement, dated as of the 12th day of July 2000, by and between ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed herewith as Exhibit 10(k)(3)
10(k)(4)	Fourth Amendment to Credit Agreement, dated as of the 30th day of September 2001, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed herewith as Exhibit 10(k)(4)
10(k)(5)	Fifth Amendment to Credit Agreement, dated as of the 24th day of December 2001, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed herewith as Exhibit 10(k)(5)
10(k)(6)	Sixth Amendment to Credit Agreement, dated as of the 25th day of October 2002, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed herewith as Exhibit 10(k)(6)
10(k)(7)	Seventh Amendment to Credit Agreement dated July 14, 1997, as amended and Temporary Waiver, dated the 18th day of April, 2003, by and among ON Marine Services Company, Oglebay Norton Marine Management Company, L.L.C., as guarantor, Oglebay Norton Marine Services Company, LLC, Oglebay Norton Company, as guarantor, and National City Bank	Filed herewith as Exhibit 10(k)(7)
10(k)(8)	Eighth Amendment to Credit Agreement, dated as of the 13th day of June 2003, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed herewith as Exhibit 10(k)(8)
10(k)(9)	Ninth Amendment to Credit Agreement, dated as of the 11th day of September 2003, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed herewith as Exhibit 10(k)(9)
10(k)(10)	Tenth Amendment to Credit Agreement, dated as of the 31st day of January 2005, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Incorporated herein by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005

SEC Exhibit No.	Description	Location
10(k)(10)(i)	Confirmation of Oglebay Norton Company in connection with the Tenth Amendment to Credit Agreement, dated as of January 31, 2005, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, L.L.C. and National City Bank	Incorporated herein by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(l)	Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated herein by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997
10(l)(1)	First Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated herein by reference to Exhibit 10(j)(1) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997
10(l)(2)	Second Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated herein by reference to Exhibit 10(j)(2) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997
10(l)(3)	Third Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated herein by reference to Exhibit 10(h)(3) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 25, 1998
21	Subsidiaries of Oglebay Norton Company	Filed herewith as Exhibit 21
23	Consent of Independent Registered Public Accounting Firm	Filed herewith as Exhibit 23
24	Power of attorney	Filed herewith as Exhibit 24
31(a)	Certification of the Chief Executive Officer, M.D. Lundin, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith as Exhibit 31(a)
31(b)	Certification of the Chief Financial Officer, J.A. Boland, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith as Exhibit 31(b)
32	Certification of the Chief Executive Officer, M.D. Lundin, and Chief Financial Officer, J.A. Boland, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32

*	Identifies exhibits constituting management contracts or compensation plans.