Form 10-Q
period 2005-03-31
OGLEBAY NORTON CO /OHIO/
filed 2005-05-11
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005    Commission File number 000-32665

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares of Common Stock, par value $0.01 per share, outstanding at May 2, 2005: 3,597,581.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1
Condensed Consolidated Statement of Operations (Unaudited) - Three Months Ended March 31, 2005 and 2004	3

Condensed Consolidated Balance Sheet (Unaudited) - March 31, 2005 and December 31, 2004	4

Condensed Consolidated Statement of Cash Flows (Unaudited) - Three Months Ended March 31, 2005 and 2004	5

Notes to Unaudited Condensed Consolidated Financial Statements	6-20
Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-36
Item 3
Quantitative and Qualitative Disclosures About Market Risk	37
Item 4
Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1
Legal Proceedings	39-42
Item 2
Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3
Defaults upon Senior Securities	42
Item 4
Submission of Matters to a Vote of Security Holders	42
Item 5
Other Information	42
Item 6
Exhibits	42

SIGNATURES	43

EXHIBIT INDEX	44-47

EXHIBITS	48-50

Part I. Item 1. FINANCIAL INFORMATION

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31
	Reorganized Company 2005	Predecessor Company 2004

NET SALES AND OPERATING REVENUES	$72,400	$69,434

COSTS AND EXPENSES
Cost of goods sold and operating expenses	55,813	54,534
Cost of goods sold - inventory fair value adjustment	2,021	—
Depreciation, depletion, amortization and accretion	5,705	5,491
General, administrative and selling expenses	9,473	9,341
Provision for restructuring, asset impairments and early retirement programs	24	1,315

	73,036	70,681

OPERATING LOSS	(636)	(1,247)

Reorganization items, net	(2,943)	(4,565)
Gain (loss) on disposition of assets	105	(15)
Interest expense	(8,769)	(12,555)
Other income, net	20	93

LOSS BEFORE INCOME TAXES	(12,223)	(18,289)
INCOME TAX BENEFIT	—	(552)

NET LOSS	$(12,223)	$(17,737)

Reconciliation of Net Loss to Net Loss Available to Common Shareholders
Net Loss	$(12,223)	$(17,737)
Undeclared Cumulative Preferred Dividends	(2,101)	—

Net Loss Available to Common Shareholders	$(14,324)	$(17,737)

PER SHARE AMOUNTS—BASIC AND ASSUMING DILUTION:
Net loss per share - basic and assuming dilution	$(3.59)	$(3.40)

See notes to unaudited condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value)

ASSETS

	March 31 2005	December 31 2004
	(UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents	$826	$17,694

Accounts receivable, net of reserve for doubtful accounts (2005 - $1,711; 2004 - $5,571)	38,092	62,448
Receivable from issuable Preferred Stock	—	84,591
Inventories
Raw materials and finished products	31,402	34,592
Operating supplies	12,120	12,816

	43,522	47,408
Deferred income taxes	3,719	3,719
Prepaid expenses and other current assets	26,650	13,696

TOTAL CURRENT ASSETS	112,809	229,556

PROPERTY AND EQUIPMENT	442,200	439,267
Less allowances for depreciation, depletion and amortization	5,557	—

	436,643	439,267

PREPAID PENSION COSTS	2,875	2,925

OTHER ASSETS	9,644	8,036

TOTAL ASSETS	$561,971	$679,784

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31 2005	December 31 2004
	(UNAUDITED)
CURRENT LIABILITIES
Current portion of long-term debt	$17,404	$342,166
Accounts payable	30,541	47,461
Payrolls and other accrued compensation	8,870	13,616
Accrued expenses	16,209	25,177
Accrued interest expense	3,262	12,165
Income taxes payable	411	402

TOTAL CURRENT LIABILITIES	76,697	440,987

LONG-TERM DEBT, less current portion	263,300	11,027
POSTRETIREMENT BENEFITS OBLIGATIONS	63,119	62,176
OTHER LONG-TERM LIABILITIES	48,366	49,674
DEFERRED INCOME TAXES	5,910	5,910

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $0.01 - authorized 30,000 shares; issued 8,500 shares; aggregate liquidation preference $87,101	85	85
Additional paid-in-capital - Preferred Stock	84,915	84,915
Common Stock, par value $0.01 - authorized 90,000; issued 3,597 shares	36	29
Additional paid-in-capital - Common Stock	31,766	24,981
Retained deficit	(12,223)	—

TOTAL SHAREHOLDERS’ EQUITY	104,579	110,010

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$561,971	$679,784

See notes to unaudited condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	Reorganized Company	Predecessor Company
	2005	2004
OPERATING ACTIVITIES
Net loss	$(12,223)	$(17,737)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation, depletion, amortization and accretion	5,705	5,491
Deferred vessel costs	(4,175)	(5,753)
Deferred winter maintenance costs	(9,148)	(7,749)
Deferred income taxes	—	(552)
Restructuring, asset impairments and early retirement programs	(92)	1,262
Non-cash amortization of financing fees	—	1,959
Reorganization items, net	2,943	4,565
(Gain) loss on disposition of assets	(105)	15
Increase in prepaid insurance	(3,140)	(5,285)
Decrease in insurance escrow	4,680	—
Decrease (increase) in cash collateral	404	(1,376)
Decrease in prepaid pension costs	50	561
Decrease in accounts receivable	24,355	13,452
Decrease in inventories	3,886	3,917
(Decrease) increase in accounts payable	(15,934)	10,762
Decrease in payrolls and other accrued compensation	(4,838)	(33)
(Decrease) increase in accrued expenses	(9,224)	1,856
(Decrease) increase in accrued interest	(8,903)	1,823
Increase in income taxes payable	—	7
Increase in postretirement benefits	943	791
Other operating activities	(2,108)	(1,689)

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(26,924)	6,287

NET CASH USED FOR REORGANIZATION ITEMS	(3,368)	(2,802)

INVESTING ACTIVITIES
Capital expenditures	(3,127)	(5,120)
Proceeds from the sale of Redi-Mix	—	1,225
Proceeds from the sale of Richard Reiss	—	1,800

NET CASH USED FOR INVESTING ACTIVITIES	(3,127)	(2,095)

FINANCING ACTIVITIES
Repayments on debt	(203,422)	(41,577)
Proceeds from preferred stock issuance	85,000	—
Debt borrowings	130,932	52,077
Proceeds from warrant offering	4,041	—
Financing costs paid	—	(2,829)

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,551	7,671

Change in cash and cash equivalents	(16,868)	9,061

CASH AND CASH EQUIVALENTS, JANUARY 1	17,694	1,137

CASH AND CASH EQUIVALENTS, MARCH 31	$826	$10,198

See notes to unaudited condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - RESTRUCTURING OVERVIEW

On February 23, 2004, the Company and all of its direct and indirect wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code to pursue a financial restructuring that would permit the Company to reduce its indebtedness and provide more financial flexibility to implement its business strategy. The Company’s Plan of Reorganization (the “Plan”) was confirmed by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on November 17, 2004. The Plan became effective and the Company legally emerged from Chapter 11 on January 31, 2005. However, the Company satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004 and, therefore, used December 31, 2004 as the date for adopting Fresh-Start reporting in order to coincide with the Company’s normal financial closing for the month of December. As a result of the bankruptcy proceedings and the Company’s subsequent emergence from bankruptcy on January 31, 2005, the defaults under the Syndicated Term Loan, Senior Credit Facility, 18% Senior Secured Notes due October 25, 2008 (the “Senior Secured Notes”), 10% Senior Subordinated Notes due February 1, 2009 (the “Senior Subordinated Notes”) (which Senior Subordinated Notes were cancelled as of the effective date of the Plan) and Vessel Term Loan were resolved. For a comprehensive discussion of the Company’s bankruptcy, refer to the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K/A.

The Company issued and sold an aggregate of 8,500,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company (the “convertible preferred stock”) for $85 million pursuant to the rights offering conducted by the Company prior to the effective date of the Plan (the “rights offering”) and a commitment agreement, dated as of February 23, 2004, and as amended on June 29, 2004, November 15, 2004, November 23, 2004 and December 20, 2004, among certain holders of the Senior Subordinated Notes, certain third-party accredited investors and the Company (as amended, the “commitment agreement”). The Company used the net proceeds from the issuance and sale of the convertible preferred stock and available cash and borrowings under the post-emergence credit facility to redeem the Company’s Senior Secured Notes, at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement, dated October 25, 2002. The principal balance of the Senior Secured Notes was $84.677 million at December 31, 2004 and $85.1 million at January 31, 2005. The Senior Secured Notes were redeemed at 106% or $89.783 million on January 31, 2005.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company emerged from bankruptcy on January 31, 2005. There currently is only a limited public trading market for the Company’s common stock, par value $0.01 per share, (the “common stock”) and convertible preferred stock. Common shares trade on the over the counter “Pink Sheets” under the symbol OGBY and convertible preferred shares trade on the over the counter “Pink Sheets” under the symbol OGBYP.

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE B – BASIS OF PREPARATION

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes to the Condensed Consolidated Financial Statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. Management of the Company, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such periods have been made and are of a normal recurring nature.

Basis of Presentation: The Company’s Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Use of Estimates: Operating results are not necessarily indicative of the results to be expected for the year due to the seasonal nature of certain aspects of the Company’s business. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements. Actual results could differ from those estimates and assumptions.

Nature of Operations: The Company, headquartered in Cleveland, Ohio, supplies essential natural resources to industrial and commercial customers. The Company has aligned its businesses into three reporting segments focused on its key markets served. This segment reporting structure aligns operations which share business strategies, are related by geography and product mix, and reflect the way management evaluates the operating performance of its businesses. The operations are reported as: Great Lakes Minerals, which is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company’s Michigan Limestone, Marine Services and Erie Sand and Gravel operations; Global Stone, whose lime, limestone fillers, chemical limestone, and construction aggregate businesses operate primarily in the Southeast and Mid-Atlantic regions; and Performance Minerals, which mines and processes specialized industrial minerals, primarily high-purity silica sands. See “Note O – Subsequent Events” for further discussion of the Company’s segments.

Primarily through a direct sales force, the Company serves customers in a wide range of industries, including building products, energy, environmental and industrial. The composition of the segments and measure of segment profitability is consistent with the segment reporting structure used by the Company’s management to evaluate the operating performance of the Company’s businesses.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of Fresh-Start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” (“SOP 90-7”). Since the reorganization value of the assets of the Reorganized Company immediately before the date of confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims, and the holders of old common stock, par value $1.00 per share, (the “old common stock”) immediately before confirmation received less than 50 percent of the voting shares of the emerging entity, the Reorganized Company has adopted Fresh-Start reporting. Despite a legal emergence from bankruptcy on January 31, 2005, the Company satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004. The Company used December 31, 2004 as the date for adopting Fresh-Start reporting in order to coincide with the Company’s normal financial closing for the month of December. Upon adoption of Fresh-Start reporting, a new reporting entity was created for accounting purposes and the recorded amounts of assets and liabilities have been adjusted to reflect their estimated fair values. Accordingly, the Company’s cash flows and results of operations for periods ending after December 31, 2004 will not be comparable to its cash flows or results of operations reflected in its consolidated historical financial statements published before the Company’s emergence from bankruptcy. The Company’s financial information prior to its adoption of Fresh-Start reporting will be separated from financial results after emergence by a thick black line, signifying the lack of comparability.

SOP 90-7 requires that financial statements for the period following the Chapter 11 filing through the bankruptcy confirmation date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business, including adjustments to fair value assets and liabilities and the gain on the discharge of pre-petition debt, are reported separately as reorganization items, net, in the Predecessor Company’s Consolidated Statement of Operations. The Company incurred $2.943 million in reorganization items, net in the first quarter of 2005, primarily related to legal and professional fees.

Financial results reported for the first quarter of 2005 exclude from reorganization items the management incentive program expenses, success and commitment fees, other closing costs and adjustments that were paid during the first quarter but were recorded as part of the Fresh-Start year-end adjustments described above.

Fresh-Start reporting requires that the reorganization value be allocated to the entity’s net assets in conformity with procedures specified by Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). The Company engaged independent valuation specialists to assist in the fair market value of the Company’s property and equipment, inventory, projected benefit obligations for pensions and accumulated postretirement benefit obligations for retiree health-care benefits. For further information on Fresh-Start adjustments, refer to the Consolidated Financial Statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K/A.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As part of the provisions of SOP 90-7, the Reorganized Company was required to adopt on December 31, 2004 all accounting guidance that was required within the twelve-month period following December 31, 2004, including FASB No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” and FSP FAS No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004”.

The Condensed Consolidated Balance Sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K/A.

NOTE C – INCOME TAX PROVISION

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

NOTE D – ACQUISITIONS AND DISPOSITIONS

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In conjunction with the sale of the Redi-Mix business unit, the Company entered into a long-term supply agreement with E. E. Austin & Son, Inc., dated January 21, 2004, pursuant to which the Company will provide certain aggregates to E. E. Austin & Son, Inc. for an initial term of fifteen years beginning on the closing date of the agreement. Additionally, the Company and E. E. Austin & Son, Inc. entered into a sublease agreement, dated January 21, 2004, whereby E. E. Austin & Son, Inc. is subleasing property from the Company previously dedicated to the operation of the Redi-Mix business unit. The initial term of the sublease agreement commenced on the closing date of the agreement and extends to December 31, 2019. The agreement is renewable in five-year increments thereafter, upon agreement by both parties.

See “Note O – Subsequent Events” for further discussion of dispositions subsequent to March 31, 2005.

NOTE E – ASSET RETIREMENT OBLIGATIONS

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), at January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset.

The Reorganized Company’s asset retirement obligation balance as of March 31, 2005 was $8.735 million and the accretion expense for the three-month period ended March 31, 2005 was $147,000. The Predecessor Company’s asset retirement obligation accretion expense for the three-month period ended March 31, 2004 was $134,000.

NOTE F – DERIVATIVE INSTRUMENTS

The Company recognizes all derivative instruments on the balance sheet at fair value. The Company’s pre-petition syndicated banking group had required interest rate protection on 50% of the Company’s then-effective Senior Credit Facility and Syndicated Term Loan. Accordingly, the Company entered into interest rate swap agreements that effectively converted a portion of its then-outstanding floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The effect of these agreements was to fix the Company’s interest rate exposure, including the applicable margin charged the Company on its then-effective LIBOR-based interest rate. The Company’s interest on debt is no longer hedged as all swaps have matured as of June 30, 2004 and will not be replaced. At March 31, 2004, the liability for derivative instruments was $747,000 and was included in Liabilities Subject to Compromise on the Condensed Consolidated Balance Sheet.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – RESERVE FOR RESTRUCTURING, ASSET IMPAIRMENTS AND EARLY RETIREMENT

The following represents a movement of the reserve for restructuring, asset impairments and early retirement programs recorded by the Company (in thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total
Reserve at January 1, 2004	$42	$-0-	$754	$796

2004 charge		7,010		7,010
Amounts utilized in 2004		(7,010)		(7,010)
Actual expenditures in 2004	17		(164)	(147)
Provisions and adjustments to prior reserves, net	(28)		464	436

Remaining reserve at December 31, 2004	31	-0-	1,054	1,085

Actual expenditures in first quarter of 2005	(55)		(61)	(116)
Provisions and adjustments to prior reserves, net	24			24

Remaining reserve at March 31, 2005	$-0-	$-0-	$993	$993

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

In the first quarter of 2004, the Company recorded a $1.315 million impairment charge related to the exit and sublease of the Cleveland Marine Services office. Of this charge, $1.17 million was primarily related to the difference between base rent due monthly until December 2009 and sublease income that will be received monthly until March 2008. An additional $145,000 pretax charge was recorded to write-off leasehold improvements made at the office facility.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE H – INSURANCE TRUST

During the third quarter of 2003, the Company agreed with one of its several insurers to fund a settlement insurance trust (the “Trust”) to cover a portion of settlement and defense costs arising out of asbestos litigation. The Company has access to Trust funds to cover settlements and defense costs and does not anticipate having to use its own funds to cover settlements for the foreseeable future. Additionally, the agreement provides that the Company may use up to $4 million ($3.998 million used as of March 31, 2005) of the Trust’s assets to cover the cost of any insurable or insurance related expenses.

NOTE I – POSTRETIREMENT BENEFITS

The Company has contributed $1.095 million to its pension plans in the first quarter of 2005. The Company expects to contribute a total of approximately $2.526 million to its pension plans for the full year 2005. The components of net periodic benefit cost is as follows (in thousands):

	Three Months Ended March 31
	Reorganized Company 2005	Predecessor Company 2004
Components of net periodic benefit cost:
Service Cost	$482	$489
Interest Cost	1,168	1,198
Expected return on plan assets	(1,523)	(1,474)
Amortization of prior service cost	-0-	26
Recognized net actuarial loss	-0-	544

Net periodic benefit cost	$127	$783

Consistent with other operating expenses, first quarter Great Lakes Mineral’s pension expenses are deferred and expensed over the production and sailing seasons. As a result, $285,000 of expenses in the first quarter of 2005 and $464,000 of expenses in the first quarter of 2004 were deferred.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE J – STOCK COMPENSATION

At March 31, 2005, the Company has one stock-based employee compensation plan, the Management Stock Plan.

Management Stock Plan: As of January 31, 2005, the Company implemented the Management Stock Plan to attract, retain and motivate key employees following the effective date of the Plan. The terms of the Management Stock Plan were negotiated with the official unsecured creditors’ committee (a statutory committee established to represent the interests of the Company’s unsecured creditors (the “creditors’ committee”)) during the Company’s bankruptcy. A total of up to 1,328,049 shares of common stock are available for issuance pursuant to restricted stock and/or stock options granted under the Management Stock Plan and, as of March 31, 2005, 264,837 shares of restricted common stock and options to purchase 397,255 shares of common stock, with a strike price of $12.63 per share, were issued. The remaining shares are available for future grants. Under the Management Stock Plan, the initial grants of restricted stock vest at the rate of 25% per year commencing on July 1, 2005 and maturing on July 1, 2008 and the initial stock options vest at the rate of 33 1/3% per year commencing on January 31, 2005 and maturing on January 31, 2007. For the options that vested on January 31, 2005, expense was recorded to reorganization items, net in 2004. Accelerated vesting applies in certain circumstances specified in the plan document, including a change in control or a termination without cause. The Company’s Board of Directors (or a committee of the Board of Directors) determines the awards of restricted stock and options to be granted under the Management Stock Plan. Management believes that the size and terms of the Management Stock Plan are appropriate, within market terms and necessary to achieve the goals of attracting, retaining and motivating key employees.

Prior to January 1, 2005, the Company accounted for stock plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized in the Unaudited Condensed Consolidated Statement of Operations for the three-month period ended March 31, 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying old common stock on the date of grant. Effective January 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“Statement 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of adopting Statement 123(R) as of the adoption of Fresh-Start reporting, the Company’s loss before income taxes and net loss for the quarter ended March 31, 2005 are increased by $102,000, and represent a larger loss than if the Company had continued to account for share-based compensation under Opinion 25. Basic and diluted net loss per share for the quarter ended March 31, 2005 would have been $3.56 if the Company had not adopted Statement 123(R), compared to reported basic and diluted net loss per share of $3.59.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the Company’s stock option plans in all periods presented (in thousands, except per share amounts). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods. For a more detailed discussion on the assumptions used in calculating the stock compensation expense, refer to the Consolidated Financial Statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K/A.

	Three Months Ended March 31
	Reorganized Company 2005	Predecessor Company 2004
Net Loss, as reported	$(12,223)	$(17,737)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-0-	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-0-	(60)

Pro Forma Net Loss	$(12,223)	$(17,797)

Loss per share:
Basic—as reported	$(3.59)	$(3.40)
Basic—pro forma		$(3.41)

Diluted—as reported	$(3.59)	$(3.40)
Diluted—pro forma		$(3.41)

Note that the above pro forma disclosures are provided for 2004 because employee stock options were not accounted for using the fair-value method during that period. The Company has presented pro forma disclosures only for 2004 because share-based payments have been accounted for under Statement 123(R)’s fair-value method for all of 2005.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE K – OTHER COMPREHENSIVE LOSS

The following table sets forth the reconciliation of the Company’s net loss to its comprehensive loss—in thousands:

	Three Months Ended March 31
	Reorganized Company 2005	Predecessor Company 2004
Net loss	$(12,223)	$(17,737)

Other comprehensive loss:
Derivative instruments:
Gain on derivatives, net of taxes	-0-	93
Reclassification adjustments to earnings, net of taxes	-0-	281

Total derivative instruments	-0-	374

Comprehensive loss	$(12,223)	$(17,363)

NOTE L – LIQUIDATION PREFERENCE AND UNDECLARED CUMULATIVE PREFERRED DIVIDENDS

In the event of the Company’s voluntary or involuntary liquidation, dissolution or wind-up, after payment or provision for payment of debts and other liabilities, holders of outstanding shares of convertible preferred stock will be entitled to be paid out of the Company’s assets available for distribution to shareholders (and before any distribution of assets is made to the holders of common stock), $10 per share of convertible preferred stock as adjusted by accreting and adding any dividends on those shares not paid by cash, in accordance with the terms of the convertible preferred stock, plus the amount of any accrued and unpaid dividends, to the date fixed for liquidation, dissolution or wind-up.

Upon any liquidation, dissolution or wind-up of the Company, the holders of shares of the convertible preferred stock will be entitled to receive the greater of (1) such liquidation preference, plus the amount of any accrued and unpaid dividends, to the date fixed for liquidation, dissolution or wind-up, or (2) the amounts that such holders would have received if all of the then outstanding shares of the convertible preferred stock had been converted into common stock immediately prior to such liquidation, dissolution or wind-up.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

If the assets to be distributed among the holders of convertible preferred stock will be insufficient to permit the payment to such shareholders of the full preferential amounts thereof, all distributions made with respect to the convertible preferred stock in connection with any liquidation, dissolution or wind up will be made pro rata to the holders of the convertible preferred stock.

Holders of the convertible preferred stock are entitled to receive out of the Company’s assets legally available for payment, when, as and if declared by the Board of Directors, preferential dividends on the then effective liquidation preference, payable quarterly, at an annual rate of 14.8275%. Until January 31, 2008, dividends, whether or not authorized and declared by the Board of Directors, will be deemed paid by accreting and adding the amount of the per share dividend to the then effective liquidation preference of each share of convertible preferred stock. After that date, dividends will be payable in cash, unless the Company is prohibited under statutory law, or by the terms of the post-emergence credit facility, or any credit facility or security refinancing the post-emergence credit facility, from paying cash dividends, in which case the dividends will be deemed paid by accreting and adding the amount of the per share dividend to the then-effective liquidation preference. Dividends on the convertible preferred stock are cumulative. If the Company’s convertible preferred stock of 8,500,000 shares all converted to common stock on March 31, 2005, the conversion would result in 8,710,056 additional common shares.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE M – NET LOSS PER SHARE

The calculation of net loss per share follows (in thousands, except per share amounts):

	Three Months Ended March 31
	Reorganized Company 2005	Predecessor Company 2004
Average number of shares outstanding:

Average number of shares - basic	3,401	5,221
Dilutive effect of stock plans	-0-	-0-
Dilutive effect of convertible securities	-0-	-0-

Average number of shares outstanding - assuming dilution	3,401	5,221

Net loss per share - basic and assuming dilution

Net Loss	$(12,223)	$(17,737)

Net loss per share – basic and assuming dilution	$(3.59)	$(3.40)

For the three months ended March 31, 2005, 63,434 common shares that were issuable under stock compensation plans and 10,075,422 that were issuable upon the conversion of the convertible preferred stock and could dilute earnings per share in the future, were not included in earnings per share because to do so would have been anti-dilutive.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE N – INDUSTRY SEGMENTS

The following table sets forth the operating segment information as of and for the three months ended March 31, 2005 and 2004 (in thousands):

	Great Lakes Minerals	Global Stone	Performance Minerals (1)	Total Operating Segments	Corporate And Other		Consolidated
Reorganized Company
2005
Identifiable assets	$214,943	$204,045	$121,683	$540,671	$21,300		$561,971
Depreciation, depletion, amortization and accretion	232	2,580	2,838	5,650	55		5,705
Capital expenditures	1,913	722	490	3,125	2		3,127
Net sales and operating revenues	$6,688	$41,877	$23,835	$72,400			$72,400

Operating (loss) income, before impairment charge	$(1,569)	$4,463	$2,376	$5,270	$(3,861	)(2)	$1,409
Fair market value of inventory adjustment	(274)	(884)	(863)	(2,021)			(2,021)
Provision for restructuring, asset impairments and early retirement programs					(24)		(24)

Operating (loss) income	(1,843)	3,579	1,513	3,249	(3,885)		(636)
Reorganization items, net					(2,943)		(2,943)
Gain on disposition of assets	2	103		105			105
Interest expense					(8,769)		(8,769)
Other income, net					20		20

(Loss) income before income taxes	$(1,841)	$3,682	$1,513	$3,354	$(15,577)		$(12,223)

Predecessor Company
2004
Identifiable assets	$261,321	$249,633	$76,468	$587,422	$72,739		$660,161
Depreciation, depletion, amortization and accretion	189	3,361	1,873	5,423	68		5,491
Capital expenditures	2,970	1,603	463	5,036	84		5,120
Net sales and operating revenues	$6,710	$40,187	$22,537	$69,434			$69,434
Operating (loss) income, before impairment charge	$(639)	$2,769	$2,249	$4,379	$(4,311	)(2)	$68
Provision for restructuring, asset impairments and early retirement programs	(1,315)			(1,315)			(1,315)

Operating (loss) income	(1,954)	2,769	2,249	3,064	(4,311)		(1,247)
Reorganization items, net					(4,565)		(4,565)
Loss on disposition of assets	(10)		(5)	(15)			(15)
Interest expense					(12,555)		(12,555)
Other income, net					93		93

Loss (income) before income taxes	$(1,964)	$2,769	$2,244	$3,049	$(21,338)		$(18,289)

(1)	Includes the results of operations of the mica operations (Kings Mountain and Velarde).
(2)	Includes Corporate general, administrative and selling expenses.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE O - SUBSEQUENT EVENTS

On April 6, 2005, the Company sold the Kings Mountain mica operation to Zemex Corporation for $15 million less $800,000, placed in escrow, for working capital adjustments and other purchase contingencies. The Company anticipates a loss of approximately $97,000 on the sale.

On April 27, 2005, the Company sold to the Pueblo of Picuris Indians certain parcels of land associated with its mica mine located in New Mexico, but excluding the plant site and related operating assets located in Velarde, New Mexico, for a nominal purchase price plus the assumption of all reclamation costs. As a condition to the sale, the suit by the Pueblo of Picuris Indians against the Company has been dismissed with prejudice (see “Part II. - Other Information, Item 1. Legal Proceedings”). Management is still in discussions with other parties to sell the remaining plant site and related operating assets located in Velarde, New Mexico.

On May 1, 2005, the Company announced that all of its lime and limestone operations would share a common name: O-N Minerals Company. This change was made to better establish the Company’s identity as one company with its customers and vendors. This does not impact segment reporting or organizational structure, other than commencing with the second quarter report on Form 10-Q, the Global Stone segment will be called O-N Minerals Inland Quarries and the Great Lakes Minerals segment will be called O-N Minerals Great Lakes Region.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We and our consolidated subsidiaries mine, process, transport and market industrial minerals and aggregates. In addition, we own strategically located, proven long-life reserves of high quality limestone and industrial sand. We operate 20 plants across the United States, a fleet of self-unloading vessels, docks and distribution terminals.

We serve a broad customer base primarily in four major categories: building products, energy, environmental and industrial. We enjoy a significant market share in each of the core markets, benefiting from long-term contracts. We believe that we are one of the five largest producers of lime and in the top twenty of the largest producers of limestone in the United States. We also believe that we are the fourth largest producer of industrial sands in the United States.

Demand for limestone products correlates with the general economic cycles, principally new construction demand and government spending on highway construction and other infrastructure projects. Vessel transportation on the Great Lakes is also affected by general economic cycles and more particularly to construction activity and industrial production in the Great Lakes region. The wide range of end-uses and markets for lime offer some protection from the economic cycles experienced by individual sectors such as the steel industry. Additionally, a high proportion of lime is sold into end-uses that, unlike some construction-related end-uses, have year-round requirements largely unaffected by the weather. In general, demand for Performance Minerals’ products is driven by a number of factors depending on end-use. The most important factors are demand for oil and natural gas, housing starts and golf course construction in the southwestern United States.

Recently, we emerged from bankruptcy, which we entered on February 23, 2004. We filed for bankruptcy to pursue a financial restructuring that would permit us to reduce our indebtedness and provide more financial flexibility to implement our business strategy. We accomplished the goals we established when we started down the restructuring path: preserve the business, achieve a sustainable capital structure, create the most value for creditors, and complete the process in as expedited a manner as possible. The outcome of these accomplishments and the much-improved market conditions can be seen to some extent in our 2004 results, and we expect that trend to continue in 2005.

Now that we have emerged from bankruptcy, our short-term plans are to focus on strengthening the confidence of customers, suppliers and employees and focus on post-emergence business operations. Longer term, our strategy is to enhance our market leadership positions and to maximize profitability and cash flows by capitalizing on the following:

•	the strategic location and high quality of limestone reserves in the Great Lakes region;

•	the demand for industrial minerals for building materials;

•	the increasing demand for minerals for environmental remediation; and

•	the market opportunities in the energy segment.

Overall, we plan to expand our current markets and develop new markets for our limestone and limestone fillers businesses, while maximizing the profitability of our sand, lime and marine businesses.

In 2005, our principal sources of funds are expected to be operating revenues, cash and cash equivalents generated from operations, and the funds available for borrowing under our post-emergence credit facility. We continue to expect that the sources of funds are sufficient to cover our operating expense, interest expense and capital expenditures. We will continue to focus on cash flow and debt levels in 2005. We are currently in the process of exploring refinancing alternatives. If successful, we believe that we could lower our cost of borrowing.

On February 23, 2004, we and all of our direct and indirect wholly-owned subsidiaries filed voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code to pursue a financial restructuring that would permit us to reduce our indebtedness and provide more financial flexibility to implement our business strategy. The Plan was confirmed by the Bankruptcy Court on November 17, 2004. The Plan became effective and we legally emerged from chapter 11 on January 31, 2005. However, we satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004 and, therefore, used December 31, 2004 as the date for adopting fresh-start reporting in order to coincide with our normal financial closing for the month of December. As a result of the bankruptcy proceedings and our subsequent emergence from bankruptcy on January 31, 2005, the defaults under our Syndicated Term Loan, Senior Credit Facility, Senior Secured Notes, Senior Subordinated Notes and Vessel Term Loan were resolved. For a comprehensive discussion of the Company’s bankruptcy, refer to the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K/A

We issued and sold an aggregate of 8,500,000 shares of convertible preferred stock for $85 million pursuant to the rights offering and the commitment agreement. We used the net proceeds from the issuance and sale of the convertible preferred stock and available cash and borrowings under the post-emergence credit facility to redeem the Senior Secured Notes at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement. The principal balance of the Senior Secured Notes was $84.677 million at December 31, 2004 and $85.1 million at January 31, 2005. The Senior Secured Notes were redeemed at 106% or $89.783 million on January 31, 2005.

Pursuant to the rights offering, holders of our Senior Subordinated Notes claims that were not parties to the commitment agreement purchased an aggregate of 5,139,200 shares of convertible preferred stock at $10 per share for a total purchase price of $51.392 million. Pursuant to the commitment agreement, the subscribers purchased an aggregate of 3,360,800 shares of convertible preferred stock at $10 per share for a total purchase price of $33.608 million. We issued an aggregate of 404,071 shares of common stock at $10 per share for a total purchase price of $4.041 million upon exercise of the warrants.

On January 31, 2005, the Senior Secured Notes were redeemed at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement. However, certain Senior Secured Notes holders have filed a lawsuit claiming entitlement to default interest and penalties from the former Senior Subordinated Notes holders based upon an argument that the claims in bankruptcy were subordinate to the claims of the Senior Secured Notes holders. The Bankruptcy Court ruled in our and the Senior Subordinated Notes holders favor on this issue and certain Senior Secured Notes holders have appealed. If the Senior Secured Notes holders succeed in their appeal, it is possible that the positions of those common shareholders who exchanged their Senior Subordinated Notes for common stock could be diluted.

Fresh-Start Reporting. Our reported historical consolidated financial statements prior to the adoption of fresh-start reporting for periods ended prior to December 31, 2004 are not comparable to those after our emergence because our financial statements as of December 31, 2004 and for periods ending after our emergence from bankruptcy (December 31, 2004 for accounting purposes) reflect the application of fresh-start reporting as required by SOP 90-7 issued by the American Institute of Certified Public Accountants. Our emergence from chapter 11 bankruptcy proceedings resulted in a new reporting entity at the adoption of fresh-start reporting in accordance with SOP 90-7. Despite a legal emergence from bankruptcy on January 31, 2005, we satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004. We used December 31, 2004 as the date for adopting fresh-start reporting in order to coincide with our normal financial closing for the month of December. Upon adoption of fresh-start reporting, a new reporting entity is created for accounting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values.

We adopted fresh-start reporting effective December 31, 2004. Accordingly, our financial condition and results of operations for periods ending after December 31, 2004 will not be comparable to our financial condition or results of operations reflected in our consolidated historical financial statements published before our emergence from bankruptcy. Our financial information prior to our adoption of fresh-start reporting will be separated from financial results after emergence by a thick black line, signifying the lack of comparability.

SOP 90-7 requires that financial statements for the period following the chapter 11 filing through the bankruptcy confirmation date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business, including adjustments to fair value assets and liabilities and the gain on the discharge of pre-petition debt, are reported separately below the operating loss line on our condensed consolidated statement of operations as reorganization items, net.

Strategic Overview. We intend to continue to pursue the strategic operating plan we put in place over the last two years, but have been unable to execute fully due to financial issues that we have faced. The strategic operating plan is based on our core competencies of extracting, processing and providing minerals. We plan to expand our current markets and develop new markets for our limestone and limestone fillers, while maximizing the profitability of our sand, lime and marine businesses.

Potential Change to Long-Range Plan. As a result of our financial restructuring, our board of directors includes only two directors who were on our board of directors prior to the effective date of the Plan. Five of the directors, who constitute a majority, were designated by holders of Senior Subordinated Notes who were party to the commitment agreement and who received shares of convertible preferred stock, including one such director who was designated by such holders of Senior Subordinated Notes who also became holders of common stock. We may make changes, which could be material, to the business, operations and current long-range plan. It is impossible to predict what these changes will be and the impact they will have on the future results of operations and our share prices.

Discussion of Liquidity

Post-Emergence Credit Facility. On January 31, 2005, which was the effective date of the Plan for legal purposes, we and each of our wholly-owned direct and indirect subsidiaries entered into our post-emergence credit facility. We and several of our significant operating companies are borrowers under the post-emergence credit facility, and the remaining subsidiaries guarantee the obligations under the post-emergence credit facility. The maturity date of the obligations under the post-emergence credit facility is January 30, 2010 or such earlier date as prescribed in the post-emergence credit facility. As of March 31, 2005, we had outstanding indebtedness of $268.7 million under the post-emergence credit facility, comprised of revolving loans, a term loan A and a term loan B as described below.

The term loan A has an initial principal amount of $105 million. The term loan A bears interest at a floating rate linked to the prime rate or LIBOR, at our option. The term loan A, or such portion as we may elect to be linked to LIBOR, bears interest at the greater of 6.00% or LIBOR plus 4.00%, and such portion of the term loan A as we may elect to be linked to the prime rate, bears interest at the greater of 6.00% or the prime rate plus 1.50%. Principal payments are due in 47 consecutive monthly installments of $875,000, with the first payment due in January 2006, and with a final installment of the remaining outstanding principal due on the maturity date of the post-emergence credit facility.

The term loan B has an initial principal amount of $150 million. The term loan B bears interest at a floating rate linked to the prime rate or LIBOR, at our option. The term B loan, or such portion as we may elect to be linked to LIBOR, bears interest at the greater of 12.25% or LIBOR plus 10.25%, and such portion of the term loan B as we may elect to be linked to the prime rate, bears interest at the greater of 14.25% or the prime rate plus 9.75%. The outstanding principal of the term loan B is due on the maturity date of the post-emergence credit facility.

The revolving loans available under the post-emergence credit facility are in an aggregate principal amount not to exceed $55 million (including a sublimit of $20 million for issuance of letter of credit accommodations), with an additional $10 million in revolving loans permitted, subject to availability requirements under the post-emergence credit facility, from March through September 2005. Principal amounts of the revolving facility that we repay may be reborrowed in accordance with the terms of the post-emergence credit facility. The revolving loans under the post-emergence credit facility bear interest at a floating rate linked to the prime rate or LIBOR, at our option. Revolving loans linked to the prime rate bear interest at the greater of 5.50% or the prime rate plus 1.00%, and revolving loans linked to LIBOR bear interest at the greater of 5.50% or LIBOR plus 3.50%. As of March 31, 2005, $13.7 million was outstanding under the revolving credit facility and $11.5 million in letter of credit accommodations was outstanding.

We and our subsidiaries are subject to affirmative and negative covenants under the post-emergence credit facility, including periodic financial reporting. We are also subject to financial covenants, including a minimum consolidated earnings before interest, taxes, depreciation and amortization, which is known as EBITDA, and fixed charge coverage ratio tests measured for each period of four consecutive fiscal quarters and an annual covenant on capital expenditures. We are in compliance with all such covenants as of March 31, 2005.

Vessel Term Loan. The vessel term loan contains covenants that match the post-emergence credit facility. Semi-annual principal payments from July 15, 2005 through January 15, 2007 range from $920,000 to $1.055 million, increasing yearly. A final principal payment of $7.65 million is due on July 15, 2007.

Because our debt has a floating rate interest component, we are sensitive to fluctuations in interest rates.

Capital Stock. As of March 31, 2005, 3,597,479 shares of common stock were issued and outstanding, including 2,928,571 shares of common stock and 264,837 shares of restricted common stock issued as of the effective date of the Plan and pursuant to the Plan. As of the effective date of the Plan, and pursuant to the Plan, record holders of shares of old common stock with allowed interests under the Plan received warrants, exercisable until March 2, 2005, to purchase up to 576,256 shares of common stock at an exercise price of $10 per share. We issued 404,071 shares of common stock at $10 per share for a total purchase price of $4.041 million upon exercise of the warrants. Our second amended and restated articles of incorporation authorize us to issue shares of preferred stock, $0.01 par value per share, in one or more series, with such rights and restrictions and with such additional provisions as our board of directors may determine, including, among other things, voting, dividend, redemption, sinking fund, liquidation and conversion rights and additional restrictions. The convertible preferred stock constitutes a series of the preferred stock and, as of the effective date of the Plan, 8,500,000 shares of convertible preferred stock were issued and outstanding. The annual dividend payable on the convertible preferred stock is paid at a rate of 14.8275%. The holders of the convertible preferred stock may convert such shares at any time into shares of common stock. In addition, subject to certain conditions that were met on March 22, 2005, the shares of convertible preferred stock are redeemable by us commencing on or after January 31, 2006 at various prices. We are unable to predict whether we will redeem any shares when able to do so.

Sources and Uses of Funds. Our principal sources of funds in 2005 are expected to be operating revenues, cash and cash equivalents on hand and funds available for borrowing under the post-emergence credit facility. In addition, funds of $4.041 million were obtained in March through the exercise of the warrants and funds of $14.2 million were obtained in April upon the sale of a portion of our mica assets. Our principal uses of funds are expected to be the payment of operating expenses, interest expense and capital expenditures. We expect that operating revenues, cash and cash equivalents on hand, and the funds available for borrowing under the post-emergence credit facility will be sufficient to enable us to cover our operating expenses, interest expense on indebtedness and capital expenditures. However, there can be no assurance that such funds will be sufficient to meet our cash requirements on a consolidated basis. In assessing the adequacy of our capital resources, management has made estimates and projections of revenues and expenses which management believes to be reasonable. However, if the anticipated level of revenue is not achieved because of decreased demand for our products or weakness in the overall market for minerals and aggregates, or if expenses exceed the level we contemplate, the current sources of funds may be insufficient to meet our cash requirements in the future. Should any potential adverse developments occur, available capital resources may prove insufficient. In the event that available capital resources are insufficient, we would need to take additional steps to increase revenues, curtail expenses, sell assets or raise additional capital. There is no assurance that these approaches would be successful, and even if successful, these approaches could trigger other adverse effects on our business or the operating results or financial condition.

Discussion of Financial Condition

We emerged from bankruptcy on January 31, 2005. There currently is only a limited public trading market for our common stock and convertible preferred stock. Shares of our common stock are quoted on the “Pink Sheets” under the symbol “OGBY.” Shares of our convertible preferred stock are quoted on the “Pink Sheets” under the symbol “OGBYP.”

Due to the seasonal nature of certain aspects of our business, especially our Great Lakes Minerals segment, the operating results and cash flows for the first three months of the year are not necessarily indicative of the results to be expected for the full year.

Our operating activities used cash of $26.924 million in the first three months of 2005 compared with the first three months of 2004, which provided cash of $6.287 million. The cash used in the first three months of 2005 was primarily the result of the net loss for the quarter and significant decreases in accounts payable, accrued expenses, accrued interest and payroll and other accrued compensation due to our emergence from bankruptcy and the lifting of the Bankruptcy Court-imposed stay on pre-petition liabilities, offset by a decrease in accounts receivable of $24.355 million. In 2005, we paid $3.368 million for reorganization items compared with $2.802 million in 2004.

Capital expenditures were $3.127 million in the first three months of 2005 compared with $5.12 million for the same period in 2004. During the three-month period ended March 31, 2005, expenditures for replacement of existing equipment totaled $2.307 million while expansion projects received funding of $820,000, with no amounts expended for quarry development. As part of our accounting policy changes in fresh-start reporting, we changed our method of accounting for quarry development. These costs are now inventoried as part of normal production and expensed into cost of goods sold as inventory is sold. During the three-month period ended March 31, 2004, capital expenditures for replacement of existing equipment, expansion projects and quarry development totaled $3.739 million, $770,000 and $611,000, respectively. Full-year capital expenditures for 2005 are expected to approximate $20 million. Included in the total capital expenditure amount for 2005 is $3 million for a wet plant capital project for the Performance Minerals segment. This project is estimated to provide improvement in the form of increased feedstock production, which will enable the operations at the Brady, Texas location to produce higher quantities of frac sand. In the first quarter of 2005, only $10,000 was spent on this project; however, $1.8 million has been committed under various purchase orders. The project is expected to be complete and functional in October of 2005.

During the first three months of 2005, our debt repayments exceeded additional borrowings by $72.490 million compared with the first three months of 2004 when additional borrowings exceeded debt repayments by $10.5 million. Historically, additional borrowings exceed debt repayments during the first quarter of the year because of the seasonal nature of many of our businesses as previously discussed. However, due to our emergence from bankruptcy and the payment of the Senior Secured Notes with the proceeds from the convertible preferred stock offering, pursuant to the Plan, the debt repayments in the first quarter of 2005 are significantly higher than usual. In addition, we received $4.041 million in proceeds from the exercise of the warrants, pursuant to the Plan. The 2004 first quarter financing costs were related to our initial debtor-in-possession (“initial DIP”) credit facility.

While cash resources and availability under our post-emergence credit facility have seasonal limitations that need to be managed, the proceeds received from the exercise of the warrants of $4.041 million and the April sale of a portion of the mica operations for $14.2 million net of immediate cash (after the escrow) have improved our present liquidity position.

We did not declare a cash dividend in the first three months of 2005 or 2004. Our previous credit facilities prohibited the payment of cash dividends, and we paid no dividends on the old common stock in 2004, 2003 or 2002. Subject to certain restrictions described below, we are required to pay dividends on the convertible preferred stock pursuant to its terms (see “Note L - Undeclared Cumulative Preferred Dividends”). However, we have not paid and do not anticipate paying any dividends on the common stock in the foreseeable future.

We may be constrained from paying dividends by statutory limitations. Generally, we are not able to pay dividends if the payment would exceed the surplus of assets minus liabilities, or if we are insolvent or would be rendered insolvent.

Further, covenants in certain debt instruments to which we are a party will restrict our ability to pay dividends on the common stock and cash dividends on the convertible preferred stock, and may prohibit the payment of dividends and certain other payments on the convertible preferred stock under certain circumstances.

In addition, because we are a holding company, our ability to pay dividends on the convertible preferred stock may be limited by restrictions on our ability to obtain funds for such dividends through dividends from our subsidiaries.

We continue to incur tax operating losses and there is an uncertainty regarding the future realization of any portion of these losses as a tax benefit. Accordingly, we have recorded a tax valuation allowance for the deferred tax asset and will maintain such an allowance until sufficient positive evidence (i.e., cumulative positive earnings and future taxable income) exists to support the reversal.

Discussion of Contingencies

For a comprehensive discussion of our contingencies, refer to “Part II. - Other Information, Item 1. Legal Proceedings”.

At March 31, 2005, 11,270 filed and unfiled asbestos-related product liability claims were submitted and approved for payment in accordance with the terms of the settlement agreements. The total settlement amount for these 11,270 claims is $34.367 million. Separate from the settlements, approximately 4,800 claims were dismissed without payment. We received some new claims during bankruptcy even with the automatic stay on litigation, and have experienced an increase in filings since emergence. As of March 31, 2005, we were a co-defendant in approximately 62,000 asbestos-related product liability claims.

As of March 31, 2005, none of the asbestos-related Jones Act claims had been paid. At March 31, 2005, we were co-defendant in 783 asbestos-related Jones Act claims.

With respect to silica claims, at March 31, 2005, we were a co-defendant in cases involving about 22,000 claimants. During the quarter, we received dismissals in 667 claims without payment. We have been and will continue to be responsible for funding a small percentage of all silica settlements and defense costs. We continue to have insurance coverage; however, certain policies have retroactive premiums that will come due if claims accrue to those policies. The premiums are based upon actual and incurred losses and cannot be calculated until losses are incurred. The likelihood of liability for us arising out of these claims is probable.

On February 20, 2004, we and our subsidiary, Oglebay Norton Specialty Minerals, Inc., were named in an action filed by the Pueblo of Picuris Indians, in the District Court of Taos County, New Mexico, seeking to quiet title to certain land upon which a mica mine is situated in Taos County, New Mexico. The action also includes a claim for money damages for allegations of trespass, denial of access, damage to property and other related claims. On April 27, 2005, we sold to the Pueblo of Picuris Indians certain parcels of land associated with our mica mine located in New Mexico, but excluding the plant site and related operating assets located in Velarde, New Mexico, for a nominal purchase price plus the assumption of all reclamation costs. As a condition to the sale, the suit by the Pueblo of Picuris Indians against the Company has been dismissed with prejudice. Management is still in discussions with other parties to sell the remaining plant site and related operating assets located in Velarde, New Mexico.

During the first quarter of 2005, there has been significant discussion of asbestos and silica tort reform. We have closely monitored both federal and state legislative actions, and have participated in the Coalition for Asbestos Reform on the federal level and with the National Industrial Sands Association in efforts to impact legislation. Our view is that the tort system requires reform and we generally support medical criteria bills being enacted at the state level.

On April 19, 2005, asbestos personal injury claims reform legislation was introduced to the United States Senate as Senate Bill 852, the “Fairness in Asbestos Injury Resolution Act of 2005” (the “FAIR Act”). The FAIR Act is problematic for us in its present form in that it appears that we would be in the bottom sub-tier of tier 2 companies and we would not receive credit for insurance assets we have relied upon to date. The insurance assets owned by us would be taken away and would not be available to us to use toward our annual contribution amount. In addition, we, as well as other similarly situated well-insured smaller companies, are disproportionately impacted by the proposed legislation in that it requires us to contribute approximately 4% of our 2002 revenue each year, while larger, and often less well-insured companies, will be required to contribute a fraction of one percent of their respective 2002 revenues each year. On April 26, 2005, the Senate Judiciary Committee held a hearing on this bill, and through the Coalition for Asbestos Reform, we were represented. Since the legislative process is unpredictable and constantly changing, it is unclear whether the FAIR Act will be enacted with or without significant amendment. If the FAIR Act is enacted in its present form, it would have a material adverse effect on our results of operations, liquidity and financial position.

Discussion of Results of Operations

Our net sales and operating revenues increased 4% to $72.4 million in the first quarter ended March 31, 2005. This was a $2.966 million increase over the $69.434 million in net sales and operating revenues generated in the first quarter of 2004. The Global Stone and Performance Minerals segments accounted for the net sales and operating revenue increase in the quarter with gains of approximately $1.7 million and $1.3 million, respectively. The Global Stone segment has benefited from increased pricing in its quicklime and aggregate markets and capacity improvements for its fillers. Our Performance Minerals group continues to benefit from pricing and tonnage increases into the energy market with frac sands. In addition, the segment experienced increased revenues related to the filtration market, glass sand and foundry markets as well as increased fuel pass-throughs. These increases were offset by the shutdown of the Velarde, New Mexico, operations.

The operating loss for the first quarter of 2005 was $636,000, a $611,000 improvement versus the $1.247 million operating loss reported in the same quarter a year ago. Operating income for the three operations segments in the first quarter of 2005 was $3.249 million, or 6%, greater than operating income of $3.064 million in the first quarter of 2004. We continue to realize benefits from the increasing demand for our products. However, the increase in the performance of the operations was offset by a $2.021 million increase in cost of goods sold resulting from a fair market value adjustment as part of fresh-start reporting. Fresh-start reporting required us to record our inventory at fair value, which is the estimated selling price less the sum of the costs to sell plus a reasonable profit margin. The adjustment, noted above, represents the incremental value (fair market value write-up) of the inventory sold to third parties in the first quarter of 2005. We anticipate another $1.018 million to be expensed in the second quarter related to this fair market value write-up as the majority of the inventory in the Great Lakes Minerals segment was not sold in the first quarter.

In addition, in the first quarter of 2004, we recorded a $1.315 million impairment charge related to the exit and sublease of the Cleveland Marine Services office compared with $24,000 in restructuring charges expensed in the first quarter of 2005.

The net loss for the first quarter of 2005 was $12.223 million, which represents a loss of $3.59 per share of common stock on a fully diluted basis. This compares to the net loss of $17.737 million, or $3.40 per share of the old common stock, assuming full dilution, in the three months ended March 31, 2004. The $5.514 million decrease in the net loss for the current quarter was primarily attributable to a significant decrease in interest expense of $3.786 million, a reduction in the reorganization expenses of $1.622 million and a decrease in pension expense of $850,000.

On April 6, 2005, the Company sold the Kings Mountain mica operation to Zemex Corporation for $15 million less $800,000, placed in escrow, for working capital adjustments and other purchase contingencies. The Company anticipates a loss of approximately $97,000 on the sale.

On April 27, 2005, the Company sold to the Pueblo of Picuris Indians certain parcels of land associated with its mica mine located in New Mexico, but excluding the plant site and related operating assets located in Velarde, New Mexico, for a nominal purchase price plus the assumption of all reclamation costs. As a condition to the sale, the suit by the Pueblo of Picuris Indians against the Company has been dismissed with prejudice (see “Part II. - Other Information, Item 1. Legal Proceedings”). Management is still in discussions with other parties to sell the remaining plant site and related operating assets located in Velarde, New Mexico.

On May 1, 2005, the Company announced that all of its lime and limestone operations would share a common name, O-N Minerals Company. This change was made to better establish the Company’s identity as one company with its customers and vendors. This does not impact segment reporting or organizational structure, other than commencing with the second quarter report on Form 10-Q, the Global Stone segment will be called O-N Minerals Inland Quarries and the Great Lakes Minerals segment will be called O-N Minerals Great Lakes Region.

Results of Operations for the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Great Lakes Minerals

First quarter seasonal net sales and operating revenues for the Great Lakes Minerals segment historically are not material to the total year because of curtailed winter operations. In 2004, the first quarter operating revenues represented only 4% of the full year results. The Great Lakes Minerals segment net sales and operating revenue decreased $22,000 to $6.688 million for the first quarter of 2005 from $6.71 million for the first quarter of 2004. The slight decrease in net sales and operating revenues was attributable to decreased tons sold out of the Michigan operations due to a later start in 2005 and no vessel repair services performed by the Erie operations in the first quarter of 2005 as compared with the same period in 2004. These decreases were partially offset by additional sailing days and an increase in the vessel fuel revenue pass-throughs experienced by our vessels.

Cost of goods sold and operating expenses for the Great Lakes Minerals segment were $6.116 million for the three months ended March 31, 2005 compared with $5.406 million for the same period in 2004, an increase of $710,000, or 13%. Costs of goods sold and operating expenses, as a percentage of net sales and operating revenues, were 91% in the first quarter of 2005 and 81% in the same quarter of 2004. We do not believe that these percentages are indicative of the full year results for Great Lakes Minerals as its operations are substantially shutdown in the first quarter. The erosion in the operating margin as a percentage of net sales and operating revenues was due to several reasons, including the charge to cost of goods sold related to the first quarter fair market value adjustment of $274,000. Additionally, higher fuel costs and increased weather delays for January vessel trips and associated increased towing costs to break up ice contributed to the higher cost of goods sold.

Operating loss for this segment for the quarter ended March 31, 2005 was $1.843 million as compared with an operating loss of $1.954 million for the same period in 2004. In the first quarter of 2004, we recorded a $1.315 million impairment charge related to the exit and sublease of the Cleveland Marine Services office. Management believes that excluding the impairment charge provides a better comparison of quarter-to-quarter operating results. Excluding the impairment charge, the operating loss for the 2004 first quarter was 10% of net sales and operating revenues. This compares to a loss in the same quarter of 2005 that was 28% of net sales and operating revenues. The increase in the operating loss from the first quarter of 2004 was due to decreased quarry tons from the Michigan operations, a decrease in the Erie operations vessel repairs services performed, vessel delays, increased energy costs and higher compensation expenses.

Global Stone

Net sales for the Global Stone segment increased $1.69 million, or 4%, to $41.877 million for the three months ended March 31, 2005 from $40.187 million in the same period of 2004. In the first quarter of 2005, this segment benefited from an average price increase in excess of 10% in the quicklime market offset slightly by a decrease in quicklime tons sold. In addition, a completed capital project at the Portage, Indiana, operation resulted in increased capacity to provide more product to the roofing filler market. Increased pricing power was also experienced in certain roofing filler and aggregate markets. Freight pass-through revenues were higher in the first quarter of 2005 than for the same period of 2004.

Cost of goods sold for the Global Stone segment totaled $33.516 million in the three months ended March 31, 2005 compared with $32.031 million in the three months ended March 31, 2004, an increase of $1.485 million, or 5%. Cost of goods sold, as a percentage of net sales for the first quarter of 2005, remained comparable to the same period in the prior year. It represents 80% of net sales and operating revenues in the first quarter of both 2005 and 2004. However, the Global Stone segment has experienced some reductions in cost of goods sold as a percentage of net sales and operating revenues related to increased pricing and increased production. This was offset in the first quarter of 2005 by the fair market inventory adjustment of $884,000 and significantly increased energy costs.

The segment contributed $3.579 million to operating income for the three months ended March 31, 2005, compared with $2.769 million in the same period of 2004. The $810,000 increase in operating income in the first quarter of 2005 was primarily attributable to the inventory build in the first quarter of 2005, the increased demand in the continuing businesses and decreased depreciation expense partially offset by higher energy costs and the fair market inventory adjustment noted above.

Performance Minerals

The Performance Minerals segment had net sales of $23.835 million for the first quarter of 2005, an increase of $1.298 million, or 6%, over the net sales of $22.537 million for the same quarter of 2004. The increase in net sales was primarily attributable to the improved industry demand for sands used in gas and oil well fracturing in the California and Texas oilfields and progressive development in the Rocky Mountain region. The Performance Minerals segment’s Brady, Texas, operation experienced increased frac sand sales tonnage of almost 10% and increased pricing of almost 10% due to sales mix in the first quarter of 2005. This resulted in an increase to the net sales and operating revenues of approximately $1 million. In addition, the segment experienced increased revenues related to the filtration market, glass sand and foundry markets as well as increased fuel pass-through revenues. These increases were partially offset by the shutdown of the Velarde, New Mexico, operations in September 2004.

Cost of goods sold for the Performance Minerals segment was $18.328 million for the first quarter of 2005, which was $1.115 million, or 6%, higher than the $17.213 million in the same quarter of 2004. This was primarily due to the increase in net sales discussed above. Cost of goods sold as a percentage of net sales was 77% for the first quarter of 2005 compared to 76% in the first quarter of 2004. The reduction in operating margin was primarily attributable to the fair market value inventory adjustment of $864,000 and higher energy costs offset by improved pricing.

Operating income for the Performance Minerals segment was $1.513 million for the first quarter of 2005 compared with $2.249 million for the same period of 2004, a 33% decrease. The operating income decrease of $736,000 was primarily due to the significantly increased depreciation related to the fresh-start property adjustments. As a result of the fresh-start reporting, we obtained market value appraisals on all of our assets from an independent third-party valuation specialist. These appraisals demonstrated a market value on the assets of the Performance Minerals segment higher than the recorded book value. As such, assets were written up to their fair market value resulting in an increase in the depreciation of $965,000 for the quarter. In addition, operating income was reduced further by the fair market value of inventory adjustment noted above. These reductions were offset by the improvements seen in sales to the energy markets.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense was $5.705 million for the three months ended March 31, 2005 compared with $5.491 million for the same period of 2004. Depreciation, depletion, amortization and accretion expense appears comparable from quarter to quarter as it represents 8% of total net sales and operating revenues in both the first quarters of 2005 and 2004. However, in the first quarter of 2005, Performance Minerals experienced a significant increase in depreciation due to the required fair market value adjustments to the fixed assets due to the application of fresh-start reporting at December 31, 2004. This increase was partially offset by decreases resulting from the elimination of capitalized quarry development and its associated amortization as part of our accounting policy adjustments for fresh-start reporting.

General, Administrative and Selling Expenses

Total general, administrative and selling expenses were $9.473 million for the first quarter of 2005 compared with $9.341 million for the first quarter of 2004. General, administrative and selling expenses appear comparable from quarter to quarter as the expenses as a percentage of net sales and operating revenue were 13% in both 2005 and 2004. First quarter general, administrative and selling expenses as a percentage of sales is generally much higher than the full year percentage will be because of the minimal revenues from the Great Lakes Minerals segment due to seasonal shutdowns. Each of the operating segments and the corporate office had increases in expense related to annual incentive plan compensation for salaried employees. We anticipate that the plan awards in 2005 for the salaried incentive plan will be comparable to those in the past. In the prior year, the incentive plan was not approved until the second quarter of 2004 due to the bankruptcy. This results in a timing difference for the expense from quarter to quarter. These increases were offset by a reduction in the pension expense, a decrease in the silicosis accrual and lower bad debt expense.

Other

Interest expense was $8.769 million in the first quarter of 2005, a $3.786 million decrease compared with $12.555 million for the first quarter of 2004. Several factors contributed to the net decrease in the interest expense. In the first quarter of 2005, we did not have any amortization of deferred financing fees, as all amounts were written off as required by fresh-start reporting, compared with amortization of $1.860 million of financing fees in the same period in 2004. Interest on bank debt was $8.681 million in the first quarter of 2005 compared with $9.915 million in the first quarter of 2004. The reduction was due primarily to the cessation of interest on our Senior Subordinated Notes. Interest on the Senior Subordinated Notes amounted to $1.444 million in the first quarter of 2004. Due to the expiration of the derivative instruments in June of 2004, our interest on hedges was zero in the first quarter of 2005 compared with $645,000 in the same period of 2004. The remainder of interest expense was related to capital leases, accretion on the interest purchase agreement dated as of April 14, 2000 (the “MLO interest purchase agreement”), by and among the Company, Johnson Mining, Inc., The Cary Mining Company, Inc., Michigan Minerals Associates, Inc., and Michigan Limestone Operations Limited Partnership, as amended or modified, liability and notes payable.

The reorganization items represent legal and professional fees associated with the bankruptcy petition filing and its related activities. These items totaled $2.943 million for the first quarter of 2005 as compared to $4.565 million for the same period in 2004.

Discussion of Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On a continual basis, we evaluate our estimates, including those related to accounts receivable reserves, inventories, intangible assets, impairment and useful lives of long-lived assets, valuation allowance against deferred tax assets, pensions and other postretirement benefits, asset retirement obligations and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

MLO Contingency: We are required to estimate the future payments that will be made related to the MLO interest purchase agreement. The estimation requires us to estimate tonnage shipments and other financial results for over 10 years into the future. Changes to these estimates could result in a material change to this liability.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains statements concerning certain trends and other forward-looking information within the meaning of the federal securities laws. The words “believe,” “may,” “will,” “estimate,” “assert,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions identify these forward-looking statements. Such forward-looking statements are subject to uncertainties and factors relating to our operations and business environment and a number of other risks, uncertainties and assumptions, all of which are difficult to predict and many of which are beyond our control. We believe that the following factors, among others, could affect our future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on our behalf:

•	the effectiveness of our debt restructuring to provide adequate liquidity and sufficiently improve our financial position;

•	our ability to complete our cost reduction initiatives;

•	weather conditions, particularly in the Great Lakes region, flooding, and/or water levels;

•	fluctuations in energy, fuel and oil prices;

•	fluctuations in integrated steel production in the Great Lakes region;

•	fluctuations in Great Lakes and Mid-Atlantic construction activity;

•	economic conditions in California or population growth rates in the southwestern United States;

•	the outcome of periodic negotiations of labor agreements;

•	changes in the demand for our products due to changes in technology;

•	the loss, insolvency or bankruptcy of major customers, insurers or debtors;

•	difficulty in hiring sufficient staff that is appropriately skilled and licensed, particularly for the vessel operations;

•	changes in environmental laws;

•	an increase in the number and cost of asbestos and silica product liability claims filed against us and our subsidiaries and determinations by a court or jury against our interest;

•	the insolvency of insurers, the effects of any coverage litigation with insurers or the adequacy of insurance; and

•	changes in Federal or State law with respect to asbestos or silica product liability claims.

We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should also consult the risk factors listed from time to time in our other Securities and Exchange Commission filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding our financial instruments that are sensitive to changes in interest rates was disclosed in the 2004 Annual Report on Form 10-K/A filed by us on April 6, 2005.

The following tables provide information about our derivative and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and debt obligations. For debt obligations, the table presents cash flows and related weighted average interest rates by the original contracted maturity dates. Weighted average variable rates are based on implied forward LIBOR rates in the yield curve. For 2005 and 2004, the post-emergence revolver is LIBOR plus 3.50% and the post-emergence term A loan is LIBOR plus 4.00%. The post-emergence term B loan is LIBOR plus 10.25% for 2005 (9.75% in 2004). We do not hold or issue financial instruments for speculative purposes.

	March 31, 2005
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$982	$2,128	$8,796	$103			$12,009	$12,009
Average interest rate	9.70%	9.72%	9.76%	7.00%
Variable rate	$13,695	$10,500	$10,500	$10,500	$10,500	$213,000	$268,695	$268,695
Average interest rate	10.62%	11.74%	12.17%	12.49%	12.81%	13.11%

	December 31, 2004
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$92,166	$2,128	$8,796	$103			$103,193	$103,193
Average interest rate	12.56%	9.72%	9.76%	7.00%
Variable rate	$250,000						$250,000	$250,000
Average interest rate	9.34%

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management, with the participation our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

In connection with management’s evaluation, no changes during our first quarter ended March 31, 2005 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 31, 2005, we and all of our direct and indirect wholly-owned subsidiaries emerged from protection under chapter 11 of the Bankruptcy Code pursuant to direct and indirect protection under the Plan. See “Part I. - Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above for more information.

We and certain of our subsidiaries are involved in a limited number of claims and routine litigation incidental to operating our current business. In each case, we are actively defending or prosecuting the claims. Many of the claims are covered by insurance and none are presently expected to have a material adverse effect on our financial condition.

Several of our subsidiaries have been and continue to be named as defendants in a large number of cases relating to the exposure of people to asbestos and silica. The plaintiffs in the cases generally seek compensatory and punitive damages of unspecified sums based upon the Jones Act, common law or statutory product liability claims. Some of these cases have been brought by plaintiffs against us (or our subsidiaries) and other marine services companies or product manufacturer co-defendants. Considering our past and present operations relating to the use of asbestos and silica, it is possible that additional claims may be made against us and our subsidiaries based upon similar or different legal theories seeking similar or different types of damages and relief. Management is unable to estimate our potential exposure to unasserted claims beyond a five-year period.

Management believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance policies from multiple sources and an insurance trust. In particular, on December 31, 2004, prior to the settlement discussed below, we had approximately $294 million of insurance coverage available with respect to any asbestos liability claims, broken down as follows: (1) about $63.2 million in cash in a trust on account of confidential settlement agreements between us and one of our insurers, and (2) about $230.8 million on account of insurance policies. In addition, we had over $800 million of insurance coverage available with respect to any potential silica liabilities. After consultation with outside advisors, management believes that the insurers have no legitimate defenses to coverage under these policies. Management further believes that we should be able to recover the full limits of the policies issued by solvent carriers.

In the fourth quarter of 2004, we entered into settlement agreements between our subsidiary, ON Marine Services Company and certain asbestos tort plaintiffs claiming exposure to an asbestos-containing product, which settlement agreements were approved by the Bankruptcy Court. Management estimates that the settlement payments under the settlement agreements for approximately 17,800 of these claims will aggregate about $53.204 million and will be paid from the insurance trust established pursuant to the Settlement Trust Agreement, made and entered into on August 28, 2003, by and among our subsidiary ON Marine Services Company, underwriters at Lloyd’s and London Market Company Signatories and Wells Fargo Bank Minnesota, N.A. At March 31, 2005, 11,270 filed and unfiled asbestos-related product liability claims were submitted and approved for payment in accordance with the terms of the settlement agreements. The total settlement amount for these 11,270 claims is $34.367 million. Separate from the settlements, approximately 4,800 claims were dismissed without payment. We received some new claims during bankruptcy even with the automatic stay on litigation, and have experienced an increase in filings since emergence. As of March 31, 2005, we were a co-defendant in approximately 62,000 asbestos-related product liability claims.

In the fourth quarter of 2004, we entered into a settlement agreement between our subsidiary, ON Marine Services Company and certain tort plaintiffs to settle substantially all of our asbestos-related Jones Act claims for $1.5 million utilizing insurance trust funds. Our funds will not be used to pay this settlement. The settlement was subject to the Bankruptcy Court’s approval and confirmation of our Plan. An order approving the settlement and confirming the Plan was entered by the Bankruptcy Court on November 17, 2004. As of March 31, 2005, none of the asbestos-related Jones Act claims had been paid. At March 31, 2005, we were co-defendant in 783 asbestos-related Jones Act claims.

Management believes that the remaining currently outstanding claims can be satisfied or otherwise resolved within the limits of our remaining available insurance. Management cannot predict whether or not our available insurance will be adequate to cover any and all asbestos claims that arise in the future or that we will have the ability to otherwise successfully defend or resolve such cases. If there are no developments that reduce the impact of asbestos litigation or its costs, our available insurance may be insufficient to cover all future claims, and there could be a material adverse effect on our results of operations, liquidity and financial condition. The severity of this risk cannot be measured, and is highly dependent on the rate of future claims, the costs to defend, settle, or otherwise resolve claims, the length of time to resolve claims and the impact of future legislative or other developments in the asbestos litigation arena. Our ability to fund asbestos settlements or judgments will be subject to the availability of our remaining insurance coverage and to funds from operations, asset sales or capital-raising transactions. Including the impact of the settlements, which have been paid, we have about $260 million of insurance resources available to address both current and future asbestos liabilities.

We have had an average of 13,750 asbestos claims asserted against us each year for the past five years. The average cost per claim for settlement or other resolution for the past five years prior to the most recent settlements was about $1,000; the average cost per claim of the most recent settlements was about $3,000. The length of time to resolve claims varies on a case-by-case basis and can be affected by decisions of management and opposing counsel. If there are no developments that reduce the impact of asbestos litigation or its costs to us, our available insurance may be insufficient to cover all future claims, and there could be a material adverse effect on our results of operations, liquidity and financial condition.

With respect to silica claims, at March 31, 2005, we were a co-defendant in cases involving about 22,000 claimants. During the quarter, we received dismissals in 667 claims without payment. We have been and will continue to be responsible for funding a small percentage of all silica settlements and defense costs. We continue to have insurance coverage; however, certain policies have retroactive premiums that will come due if claims accrue to those policies. The premiums are based upon actual and incurred losses and cannot be calculated until losses are incurred. The likelihood of liability for us arising out of these claims is probable.

The exposure of persons to silica and the accompanying health risks have been and continue to be significant issues confronting the industrial minerals industry in general, and specifically our Performance Minerals segment. Proposed changes to standards for exposure to silica are under review by the United States Occupational Safety and Health Administration. This review could result in more stringent worker safety standards or, in the alternative, requirements for additional action on the part of silica users regarding lower permissible exposure limits for silica. More stringent worker safety standards or additional action requirements, including the costs associated with these revised standards or additional action requirements, and actual or perceived concerns regarding the threat of liability, or health risks, including silicosis, associated with silica use, may affect the buying decisions of the users of our silica products. If worker safety standards are made more stringent, if we are required to take additional action regarding lower permissible exposure limits for silica, or if our customers decide to reduce their use of silica products based on actual or perceived health risks or liability concerns, our operating results, liquidity and capital resources could be materially adversely affected. The extent of any material adverse effect would depend on the nature and extent of the changes to the exposure standards, the cost of meeting and our ability to meet more stringent standards, the extent of any reduction in our customer’s use of our silica products and other factors that cannot be estimated at this time.

On February 20, 2004, we and our subsidiary, Oglebay Norton Specialty Minerals, Inc., were named in an action filed by the Pueblo of Picuris Indians, in the District Court of Taos County, New Mexico, seeking to quiet title to certain land upon which a mica mine is situated in Taos County, New Mexico. The action also includes a claim for money damages for allegations of trespass, denial of access, damage to property and other related claims. On April 27, 2005, we sold to the Pueblo of Picuris Indians certain parcels of land associated with our mica mine located in New Mexico, but excluding the plant site and related operating assets located in Velarde, New Mexico, for a nominal purchase price plus the assumption of all reclamation costs. As a condition to the sale, the suit by the Pueblo of Picuris Indians against us has been dismissed with prejudice. Management is still in discussions with other parties to sell the remaining plant site and related operating assets located in Velarde, New Mexico.

Litigation is inherently unpredictable and subject to many uncertainties. Adverse court rulings, determinations of liability or retroactive or prospective changes in the law could affect claims made against us and encourage or increase the number and nature of future claims and proceedings. Together with reserves recorded and available insurance, pending litigation is not expected to have a material adverse effect on our operations, liquidity or financial condition.

During the first quarter of 2005, there has been significant discussion of asbestos and silica tort reform. We have closely monitored both federal and state legislative actions, and have participated in the Coalition for Asbestos Reform on the federal level and with the National Industrial Sands Association in efforts to impact legislation. Our view is that the tort system requires reform and we generally support medical criteria bills being enacted at the state level.

On April 19, 2005, asbestos personal injury claims reform legislation was introduced to the United States Senate as Senate Bill 852, the “Fairness in Asbestos Injury Resolution Act of 2005”. The FAIR Act is problematic for us in its present form in that it appears that we would be in the bottom sub-tier of tier 2 companies and we would not receive credit for insurance assets we have relied upon to date. The insurance assets owned by us would be taken away and would not be available to us to use toward our annual contribution amount. In addition, we, as well as other similarly situated well-insured smaller companies, are disproportionately impacted by the proposed legislation in that it requires us to contribute approximately 4% of our 2002 revenue each year, while larger, and often less well-insured companies, will be required to contribute a fraction of one percent of their respective 2002 revenues each year. On April 26, 2005, the Senate Judiciary Committee held a hearing on this bill, and through the Coalition for Asbestos Reform, we were represented. Since the legislative process is unpredictable and constantly changing, it is unclear whether the FAIR Act will be enacted with or without significant amendment. If the FAIR Act is enacted in its present form, it would have a material adverse effect on our results of operations, liquidity and financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

(a)	See Exhibit Index at pages 44-47, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

DATE: May 11, 2005	By:	/s/ Michael D. Lundin
Michael D. Lundin
President and Chief Executive Officer, on behalf of the Registrant and as Principal Executive Officer

	By:	/s/ Julie A. Boland
Julie A. Boland
Vice President and Chief Financial Officer, on behalf of the Registrant and as Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3(a)	Second Amended and Restated Articles of Incorporation of Oglebay Norton Company (incorporated herein by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form 8-A12G (Commission No. 000-32665) filed on January 31, 2005)

3(b)	Amended and Restated Regulations of Oglebay Norton Company (incorporated herein by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 8-A12G (Commission No. 000-32665) filed on January 31, 2005)

4(a)	Specimen certificate for shares of common stock of Oglebay Norton Company (incorporated herein by reference to Exhibit 4(a) to Amendment No. 1 to Registrant’s Annual Report on Form 10-K/A (Commission No. 000-32665) filed on April 6, 2005)

4(b)	Specimen certificate for shares of Series A Convertible Preferred Stock of Oglebay Norton Company (incorporated herein by reference to Exhibit 4(b) to Amendment No. 1 to Registrant’s Annual Report on Form 10-K/A (Commission No. 000-32665) filed on April 6, 2005)

4(c)	Registration Rights Agreement, dated as of January 31, 2005, among Oglebay Norton Company and the parties who are signatories thereto (incorporated herein by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(a)	2005 Management Stock Plan of Oglebay Norton Company (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (Commission No. 333-122432) filed on January 31, 2005)

10(b)	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.29 to Registrant’s Registration Statement on Form S-1 (Commission No. 333-122349) filed on January 27, 2005)

10(c)	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.28 to Registrant’s Registration Statement on Form S-1 (Commission No. 333-122349) filed on January 27, 2005)

10(d)	Oglebay Norton Company Management Incentive Plan (incorporated herein by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(e)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Michael D. Lundin (incorporated herein by reference to Exhibit 10.10 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(f)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Julie A. Boland (incorporated herein by reference to Exhibit 10.11 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(g)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Sylvie A. Bon (incorporated herein by reference to Exhibit 10.12 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(h)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Michael J. Minkel (incorporated herein by reference to Exhibit 10.13 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

Exhibit No.	Description
10(i)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Rochelle F. Walk (incorporated herein by reference to Exhibit 10.14 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(j)	Director Compensation Summary Sheet (incorporated herein by reference to Exhibit 10.19 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(k)	Amendment No. 1 to Interest Purchase Agreement, by and among Oglebay Norton Company, Johnson Mining Inc., The Cary Mining Company, Inc., Michigan Minerals Associates, Inc. and Michigan Limestone Operations Limited Partnership (incorporated herein by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(l)	Form of MLO Guaranty (incorporated herein by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(m)	Director Indemnification Agreement with DeLyle W. Bloomquist, dated February 10, 2005 (incorporated herein by reference to 10.1 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

10(n)	Director Indemnification Agreement with Thomas O. Boucher, Jr., dated February 10, 2005 (incorporated herein by reference to 10.2 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

10(o)	Director Indemnification Agreement with Eugene I. Davis, dated February 10, 2005 (incorporated herein by reference to 10.3 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

10(p)	Director Indemnification Agreement with Laurence V. Goddard, dated February 10, 2005 (incorporated herein by reference to 10.4 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

10(q)	Director Indemnification Agreement with Robert H. Kanner, dated February 10, 2005 (incorporated herein by reference to 10.5 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

10(r)	Director Indemnification Agreement with John P. O’Brien, dated February 10, 2005 (incorporated herein by reference to 10.6 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

Exhibit No.	Description
10(s)	Director and Officer Indemnification Agreement with Michael D. Lundin, dated February 10, 2005 (incorporated herein by reference to 10.7 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

10(t)	Officer Indemnification Agreement with Julie A. Boland, dated February 10, 2005 (incorporated herein by reference to 10.8 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

10(u)	Officer Indemnification Agreement with Sylvie A. Bon, dated February 10, 2005 (incorporated herein by reference to 10.9 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

10(v)	Officer Indemnification Agreement with Michael J. Minkel, dated February 10, 2005 (incorporated herein by reference to 10.10 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

10(w)	Officer Indemnification Agreement with Rochelle F. Walk, dated February 10, 2005 (incorporated herein by reference to 10.11 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

10(x)	Financing Agreement, dated as of January 31, 2005, among Oglebay Norton Company and certain subsidiaries of Oglebay Norton Company, as borrowers, all other party thereto, Wells Fargo Foothill, Inc., as administrative agent, Bank One, NA and Bank of America, N.A., as documentation agents, and Silver Point Finance, LLC, as collateral agent, syndication agent and lead arranger (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(y)	Security Agreement, dated as of January 31, 2005, executed by the Reorganized Companies in favor of Silver Point Finance, LLC, a Delaware limited liability company, as collateral agent (incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(z)	Pledge Agreement, dated as of January 31, 2005, executed by the Reorganized Companies in favor of Silver Point Finance, LLC, a Delaware limited liability company, as collateral agent (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(aa)	Tenth Amendment to Credit Agreement, dated as of the 31st day of January 2005, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank (incorporated herein by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

Exhibit No.	Description
10(bb)	Confirmation of Oglebay Norton Company in connection with the Tenth Amendment to Credit Agreement, dated as of January 31, 2005, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, L.L.C. and National City Bank (incorporated herein by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

31(a)	Certification of the Chief Executive Officer, Michael D. Lundin, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification of the Chief Financial Officer, Julie A. Boland, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of the President and Chief Executive Officer, Michael D. Lundin, and the Vice President and Chief Financial Officer, Julie A. Boland, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.