Form 10-K/A
period 2004-12-31
OGLEBAY NORTON CO /OHIO/
filed 2005-08-05
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment”) on Form 10-K/A amends Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2004, filed on April 6, 2005 (the “Original Form 10-K/A), to amend and restate in their entirety the cover page, Part I Item 2, and the Exhibit Index of the Original Form 10-K/A. This Amendment changes the nomenclature of certain terms and adds disclosure related to the chemical composition of our limestone and sand quarries.

This Amendment amends and restates in their entirety only the cover page, Part I Item 2 and the Exhibit Index. Other than as reflected in the Exhibit Index, this Amendment does not affect any other parts of or exhibits to the Original Form 10-K/A, and those unaffected parts or exhibits are not included in this Amendment.

This Amendment continues to speak as of the date of our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005 (the “Form 10-K”) and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Form 10-K. Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

PART I

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

Set forth in the table below are the Company's annual average production tonnage, using the last 3 years and an estimate of the Company's proven and probable reserves.

	Average Annual Production Tons		Proven and Probable Reserves
	in Millions
Great Lakes Minerals
Rogers City, Cedarville, and Gulliver, Michigan	17.3		1,350.9
Global Stone
Luttrell, Tennessee	0.9		36.0	(1)
Strasburg, Middletown, and Winchester, VA	3.0		165.7	(2)
York, Pennsylvania	1.6		12.8
Marble City, Oklahoma	0.5		(3)
Buchanan, Virginia	1.0		46.8	(4)
Portage, Indiana	0.5		n/a
Chatsworth, Ellijay, and Cisco, Georgia	0.6		21.0	(5)
Performance Minerals
Orange County, California	0.6		(6)
Riverside, California	0.0	(9)	n/a
Bakersfield, California	0.0	(10)	n/a
Glenford and Howard, Ohio	0.4		5.7	(7)
Brady and Voca, Texas	0.9		90.8	(8)
Colorado Springs, Colorado	0.1		0.3
Kings Mountain, North Carolina	0.1		4.2
Velarde, New Mexico	0.0	(11)	2.5

The Company has not included reserves that have not met the SEC Industry Guide 7 regulations. Below is additional information on mineable material that the Company owns or leases. To bring this mineable material into reserves, additional drilling and sampling would be needed.

(1) 30	million tons of mineable material
(2) 9	million tons of mineable material
(3) 109	million tons of mineable material
(4) 37	million tons of mineable material
(5) 43	million tons of mineable material
(6) 22	million tons of mineable material
(7) 9	million tons of mineable material
(8) 81	million tons of mineable material

The average annual production tonnage rounded to zero in the above schedule, below is the actual average.

(9)	15,000
(10)	11,000
(11)	15,000

The Company’s limestone operations are generally of a high quality and purity. Our limestone quarries are generally classified as either Hi-Calcium (defined as quarries with a high percentage of Calcium Carbonate (CaCO3)) or Dolomitic (defined as quarries with a high percentage of Magnesium Carbonate (MgCO3)).

Below is a listing of the average chemical composition of our limestone quarries

	Average Chemical Composition
	CaCO3	MgCO3
Great Lakes Minerals
Rogers City, Michigan	98.0%
Cedarville, Michigan		44.7%
Gulliver, Michigan (Hi Calcium quarry)	95.7%
Gulliver, Michigan (Dolomitic quarry)		44.8%
Global Stone
Luttrell, Tennessee	95.1%
Strasburg, Middletown, and Winchester, VA	97.5%
York, Pennsylvania	89.7%
Marble City, Oklahoma	96.7%
Buchanan, Virginia		44.2%
Rocky Point, Virginia	95.1%
Ellijay, Georgia	81.2%
Cisco, Georgia	77.0%

The Company’s industrial sands operations are generally of a high quality and purity. Our sand quarries are defined by their silica (SiO2) content and their average screen size.

Below is a listing of the average silica content and screen size of our sand quarries.

	Average Chemical Composition
	SiO2	Screen Size Range
Performance Minerals
Orange County, California	80.0%	Minus 12 mesh - Plus 120 mesh
Glenford, Ohio	99.5%	Minus 30 mesh - Plus 1 micron
Howard, Ohio	98.5%	Minus 20 mesh - Plus 270 mesh
Brady and Voca, Texas	99.5%	Minus 4 mesh - Plus 200 mesh
Colorado Springs, Colorado	90.0%	Minus 4 mesh - Plus 100 mesh

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 2 to the Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

By:	/s/ Julie A. Boland
Vice President and Chief Financial Officer August 5, 2005

SEC Exhibit No.	Description	Location
3(a)	Second Amended and Restated Articles of Incorporation of Oglebay Norton Company	Incorporated herein by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form 8-A12G (Commission No. 000-32665) filed on January 31, 2005
3(b)	Amended and Restated Regulations of Oglebay Norton Company	Incorporated herein by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 8-A12G (Commission No. 000-32665) filed on January 31, 2005
4(a)	Specimen certificate for shares of common stock of Oglebay Norton Company	Filed with Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 31, 2005
4(b)	Specimen certificate for shares of Series A Convertible Preferred Stock of Oglebay Norton Company	Filed with Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 31, 2005
4(c)	Registration Rights Agreement, dated as of January 31, 2005, among Oglebay Norton Company and the parties who are signatories thereto	Incorporated herein by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(a)	2005 Management Stock Plan of Oglebay Norton Company*	Incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (Commission No. 333-122432) filed on January 31, 2005
10(a)(1)	Form of Restricted Stock Agreement*	Incorporated herein by reference to Exhibit 10.29 to Registrant’s Registration Statement on Form S-1 (Commission No. 333-122349) filed on January 27, 2005
10(a)(2)	Form of Stock Option Agreement*	Incorporated herein by reference to Exhibit 10.28 to Registrant’s Registration Statement on Form S-1 (Commission No. 333-122349) filed on January 27, 2005
10(b)	Oglebay Norton Company Management Incentive Plan*	Incorporated herein by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(c)(1)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Michael D. Lundin*	Incorporated herein by reference to Exhibit 10.10 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(c)(2)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Julie A. Boland*	Incorporated herein by reference to Exhibit 10.11 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005

SEC Exhibit No.	Description	Location
10(c)(3)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Sylvie A. Bon*	Incorporated herein by reference to Exhibit 10.12 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(c)(4)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Michael J. Minkel*	Incorporated herein by reference to Exhibit 10.13 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(c)(5)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Rochelle F. Walk*	Incorporated herein by reference to Exhibit 10.14 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(d)	Director Compensation Summary Sheet*	Incorporated herein by reference to Exhibit 10.19 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(e)	Interest Purchase Agreement, dated as of April 14, 2000, by and among Oglebay Norton Company, Johnson Mining Inc., The Cary Mining Company, Inc., Michigan Minerals Associates, Inc. and Michigan Limestone Operations Limited Partnership*	Incorporated herein by reference to Exhibit 10.64 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Commission No. 333-115513) filed on November 19, 2004
10(e)(1)	Amendment No. 1 to Interest Purchase Agreement, by and among Oglebay Norton Company, Johnson Mining Inc., The Cary Mining Company, Inc., Michigan Minerals Associates, Inc. and Michigan Limestone Operations Limited Partnership*	Incorporated herein by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(e)(2)	Form of MLO Guaranty*	Incorporated herein by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(f)(1)	Director Indemnification Agreement with DeLyle W. Bloomquist, dated February 10, 2005	Incorporated herein by reference to 10.1 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(2)	Director Indemnification Agreement with Thomas O. Boucher, Jr., dated February 10, 2005	Incorporated herein by reference to 10.2 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(3)	Director Indemnification Agreement with Eugene I. Davis, dated February 10, 2005	Incorporated herein by reference to 10.3 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005

SEC Exhibit No.	Description	Location
10(f)(4)	Director Indemnification Agreement with Laurence V. Goddard, dated February 10, 2005	Incorporated herein by reference to 10.4 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(5)	Director Indemnification Agreement with Robert H. Kanner, dated February 10, 2005	Incorporated herein by reference to 10.5 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(6)	Director Indemnification Agreement with John P. O’Brien, dated February 10, 2005	Incorporated herein by reference to 10.6 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(7)	Director and Officer Indemnification Agreement with Michael D. Lundin, dated February 10, 2005*	Incorporated herein by reference to 10.7 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(8)	Officer Indemnification Agreement with Julie A. Boland, dated February 10, 2005*	Incorporated herein by reference to 10.8 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(9)	Officer Indemnification Agreement with Sylvie A. Bon, dated February 10, 2005*	Incorporated herein by reference to 10.9 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(10)	Officer Indemnification Agreement with Michael J. Minkel, dated February 10, 2005*	Incorporated herein by reference to 10.10 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(f)(11)	Officer Indemnification Agreement with Rochelle F. Walk, dated February 10, 2005*	Incorporated herein by reference to 10.11 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005
10(g)	Financing Agreement, dated as of January 31, 2005, among Oglebay Norton Company and certain subsidiaries of Oglebay Norton Company, as borrowers, all other subsidiaries of Oglebay Norton Company, as guarantors, the lenders from time to time party thereto, Wells Fargo Foothill, Inc., as administrative agent, Bank One, NA and Bank of America, N.A., as documentation agents, and Silver Point Finance, LLC, as collateral agent, syndication agent and lead arranger	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005

SEC Exhibit No.	Description	Location
10(g)(1)	Security Agreement, dated as of January 31, 2005, executed by the Reorganized Companies in favor of Silver Point Finance, LLC, a Delaware limited liability company, as collateral agent	Incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(g)(2)	Pledge Agreement, dated as of January 31, 2005, executed by the Reorganized Companies in favor of Silver Point Finance, LLC, a Delaware limited liability company, as collateral agent	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(h)	Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement)*	Incorporated herein by reference to Exhibit 10(o) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997
10(h)(1)	First Amendment to Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement)*	Incorporated herein by reference to Exhibit 10(o)(1) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997
10(h)(2)	Second Amendment to Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement), dated as of December 17, 1997*	Incorporated herein by reference to Exhibit 10(m)(2) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 25, 1998
10(i)	Oglebay Norton Company Assurance Trust Agreement, dated as of April 17, 2002, by and between Oglebay Norton Company and Bank One, Trust Company (which replaces the Oglebay Norton Company Pour-Over Rabbi Trust)*	Filed with Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 31, 2005
10(j)	Irrevocable Trust Agreement II*	Incorporated herein by reference to Exhibit 10(l) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997
10(k)	Credit Agreement, dated as of July 14, 1997, by and among ON Marine Services Company and National City Bank	Incorporated herein by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005
10(k)(1)	First Amendment to Credit Agreement, dated as of the 15th day of January 1999, by and between ON Marine Services Company and National City Bank	Filed with Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 31, 2005
10(k)(2)	Second Amendment to Credit Agreement, dated as of the 15th day of July 1999, by and between ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed with Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 31, 2005

SEC Exhibit No.	Description	Location
10(k)(3)	Third Amendment to Credit Agreement, dated as of the 12th day of July 2000, by and between ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed with Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 31, 2005
10(k)(4)	Fourth Amendment to Credit Agreement, dated as of the 30th day of September 2001, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed with Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 31, 2005
10(k)(5)	Fifth Amendment to Credit Agreement, dated as of the 24th day of December 2001, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed with Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 31, 2005
10(k)(6)	Sixth Amendment to Credit Agreement, dated as of the 25th day of October 2002, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed with Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 31, 2005
10(k)(7)	Seventh Amendment to Credit Agreement dated July 14, 1997, as amended and Temporary Waiver, dated the 18th day of April, 2003, by and among ON Marine Services Company, Oglebay Norton Marine Management Company, L.L.C., as guarantor, Oglebay Norton Marine Services Company, LLC, Oglebay Norton Company, as guarantor, and National City Bank	Filed with Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 31, 2005
10(k)(8)	Eighth Amendment to Credit Agreement, dated as of the 13th day of June 2003, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed with Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 31, 2005
10(k)(9)	Ninth Amendment to Credit Agreement, dated as of the 11th day of September 2003, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Filed with Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 31, 2005
10(k)(10)	Tenth Amendment to Credit Agreement, dated as of the 31st day of January 2005, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank	Incorporated herein by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005

SEC Exhibit No.	Description	Location

10(k)(10)(i)	Confirmation of Oglebay Norton Company in connection with the Tenth Amendment to Credit Agreement, dated as of January 31, 2005, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, L.L.C. and National City Bank	Incorporated herein by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005

10(l)	Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated herein by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997

10(l)(1)	First Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated herein by reference to Exhibit 10(j)(1) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997

10(l)(2)	Second Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated herein by reference to Exhibit 10(j)(2) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997

10(l)(3)	Third Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated herein by reference to Exhibit 10(h)(3) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 25, 1998

21	Subsidiaries of Oglebay Norton Company	Filed with Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 31, 2005

23	Consent of Independent Registered Public Accounting Firm	Filed with Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 31, 2005

24	Power of attorney	Filed with Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 31, 2005

31(a)	Certification of the Chief Executive Officer, M.D. Lundin, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith as Exhibit 31(a)

31(b)	Certification of the Chief Financial Officer, J.A. Boland, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith as Exhibit 31(b)

32	Certification of the Chief Executive Officer, M.D. Lundin, and Chief Financial Officer, J.A. Boland, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32

*	Identifies exhibits constituting management contracts or compensation plans.