Form 10-Q/A
period 2005-03-31
OGLEBAY NORTON CO /OHIO/
filed 2005-11-09
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares of Common Stock, par value $0.01 per share, outstanding at May 2, 2005: 3,597,581.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

INDEX

EXPLANATORY NOTE

This amendment No. 1 to our Quarterly Report on Form 10-Q/A (“Amendment No. 1”) for the quarter ended March 31, 2005 is being filed to correct the Per Share Amounts - Basic and Assuming Dilution information on page 3, Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2005 and 2004; “Note J - Stock Compensation” on pages 14-15, Notes to Unaudited Condensed Consolidated Financial Statements; and “Note M - Net Loss Per Share” on page 18, Notes to Unaudited Condensed Consolidated Financial Statements all of which are included in Part I, Item 1. and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As explained in this quarterly report as originally filed, the Company calculated “Net loss per share - basic and assuming dilution” by dividing “Net Loss” as reflected in its Unaudited Condensed Consolidated Statement of Operations by the average number of shares outstanding. This approach was discussed and concurred with by Ernst & Young LLP, the Company’s independent registered public accounting firm (“E&Y”). Subsequently, in connection with preparation of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, E&Y informed the Company that the calculation made in this prior report was incorrect, and that the correct calculation is to divide “Net Loss Available to Common Shareholders” as reflected in the Company’s Unaudited Condensed Consolidated Statement of Operations by the appropriate average number of shares outstanding during the respective period.

All the information in this Form 10-Q/A is as of May 11, 2005, the filing date of the original Form 10-Q for the quarter ended March 31, 2005, and has not been updated for events subsequent to that date other than for the matters discussed above.

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

Part I. Item 1. FINANCIAL INFORMATION

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31
	Reorganized Company 2005	Predecessor Company 2004

NET SALES AND OPERATING REVENUES	$72,400	$69,434

COSTS AND EXPENSES
Cost of goods sold and operating expenses	55,813	54,534
Cost of goods sold - inventory fair value adjustment	2,021	—
Depreciation, depletion, amortization and accretion	5,705	5,491
General, administrative and selling expenses	9,473	9,341
Provision for restructuring, asset impairments and early retirement programs	24	1,315

	73,036	70,681

OPERATING LOSS	(636)	(1,247)

Reorganization items, net	(2,943)	(4,565)
Gain (loss) on disposition of assets	105	(15)
Interest expense	(8,769)	(12,555)
Other income, net	20	93

LOSS BEFORE INCOME TAXES	(12,223)	(18,289)
INCOME TAX BENEFIT	—	(552)

NET LOSS	$(12,223)	$(17,737)

Reconciliation of Net Loss to Net Loss Available to Common Shareholders
Net Loss	$(12,223)	$(17,737)
Undeclared Cumulative Preferred Dividends	(2,101)	—

Net Loss Available to Common Shareholders	$(14,324)	$(17,737)

PER SHARE AMOUNTS—BASIC AND ASSUMING DILUTION AS RESTATED:
Net loss per share - basic and assuming dilution	$(4.21)	$(3.40)

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

NOTE J – STOCK COMPENSATION, AS RESTATED

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of adopting Statement 123(R) as of the adoption of Fresh-Start reporting, the Company’s loss before income taxes and net loss for the quarter ended March 31, 2005 are increased by $102,000, and represent a larger loss than if the Company had continued to account for share-based compensation under Opinion 25. Basic and diluted net loss per share for the quarter ended March 31, 2005 would have been $4.18 if the Company had not adopted Statement 123(R), compared to reported basic and diluted net loss per share of $4.21.

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

	Three Months Ended March 31
	Reorganized Company 2005	Predecessor Company 2004
Net Loss, as reported	$(12,223)	$(17,737)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-0-	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-0-	(60)

Pro Forma Net Loss	(12,223)	(17,797)
Less: Undeclared Cumulative Preferred Dividends	(2,101)	—

Pro Forma Net Loss Available to Common Shareholders	$(14,324)	$(17,797)

Loss per share as restated:
Basic—as reported	$(4.21)	$(3.40)
Basic—pro forma		$(3.41)

Diluted—as reported	$(4.21)	$(3.40)
Diluted—pro forma		$(3.41)

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE M – NET LOSS PER SHARE, AS RESTATED

The calculation of net loss per share follows (in thousands, except per share amounts):

	Three Months Ended March 31
	Reorganized Company 2005	Predecessor Company 2004
Average number of shares outstanding:

Average number of shares - basic	3,401	5,221
Dilutive effect of stock plans	-0-	-0-
Dilutive effect of convertible securities	-0-	-0-

Average number of shares outstanding - assuming dilution	3,401	5,221

Net loss per share - basic and assuming dilution

Net Loss	$(12,223)	$(17,737)
Less: Undeclared Cumulative Preferred Dividends	(2,101)	—

Net Loss Available to Common Shareholders as restated	$(14,324)	$(17,737)

Net loss per share – basic and assuming dilution as restated	$(4.21)	$(3.40)

For the three months ended March 31, 2005, 60,973 common shares that were issuable under stock compensation plans and 8,710,056 that were issuable upon the conversion of the convertible preferred stock and could dilute earnings per share in the future, were not included in earnings per share because to do so would have been anti-dilutive.

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

The net loss for the first quarter of 2005 was $12.223 million, which represents a loss of $4.21 per share of common stock on a fully diluted basis. This compares to the net loss of $17.737 million, or $3.40 per share of the old common stock, assuming full dilution, in the three months ended March 31, 2004. The $5.514 million decrease in the net loss for the current quarter was primarily attributable to a significant decrease in interest expense of $3.786 million, a reduction in the reorganization expenses of $1.622 million and a decrease in pension expense of $850,000.

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

OGLEBAY NORTON COMPANY

DATE: November 9, 2005	By:	/s/ Michael D. Lundin
Michael D. Lundin
President and Chief Executive Officer, on behalf of the Registrant and as Principal Executive Officer

	By:	/s/ Julie A. Boland
Julie A. Boland
Vice President and Chief Financial Officer, on behalf of the Registrant and as Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3(a)	Second Amended and Restated Articles of Incorporation of Oglebay Norton Company (incorporated herein by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form 8-A12G (Commission No. 000-32665) filed on January 31, 2005)

3(b)	Amended and Restated Regulations of Oglebay Norton Company (incorporated herein by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 8-A12G (Commission No. 000-32665) filed on January 31, 2005)

4(a)	Specimen certificate for shares of common stock of Oglebay Norton Company (incorporated herein by reference to Exhibit 4(a) to Amendment No. 1 to Registrant’s Annual Report on Form 10-K/A (Commission No. 000-32665) filed on April 6, 2005)

4(b)	Specimen certificate for shares of Series A Convertible Preferred Stock of Oglebay Norton Company (incorporated herein by reference to Exhibit 4(b) to Amendment No. 1 to Registrant’s Annual Report on Form 10-K/A (Commission No. 000-32665) filed on April 6, 2005)

4(c)	Registration Rights Agreement, dated as of January 31, 2005, among Oglebay Norton Company and the parties who are signatories thereto (incorporated herein by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(a)	2005 Management Stock Plan of Oglebay Norton Company (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (Commission No. 333-122432) filed on January 31, 2005)

10(b)	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.29 to Registrant’s Registration Statement on Form S-1 (Commission No. 333-122349) filed on January 27, 2005)

10(c)	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.28 to Registrant’s Registration Statement on Form S-1 (Commission No. 333-122349) filed on January 27, 2005)

10(d)	Oglebay Norton Company Management Incentive Plan (incorporated herein by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(e)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Michael D. Lundin (incorporated herein by reference to Exhibit 10.10 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(f)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Julie A. Boland (incorporated herein by reference to Exhibit 10.11 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(g)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Sylvie A. Bon (incorporated herein by reference to Exhibit 10.12 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(h)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Michael J. Minkel (incorporated herein by reference to Exhibit 10.13 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

Exhibit No.	Description
10(i)	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Rochelle F. Walk (incorporated herein by reference to Exhibit 10.14 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(j)	Director Compensation Summary Sheet (incorporated herein by reference to Exhibit 10.19 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(k)	Amendment No. 1 to Interest Purchase Agreement, by and among Oglebay Norton Company, Johnson Mining Inc., The Cary Mining Company, Inc., Michigan Minerals Associates, Inc. and Michigan Limestone Operations Limited Partnership (incorporated herein by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(l)	Form of MLO Guaranty (incorporated herein by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(m)	Director Indemnification Agreement with DeLyle W. Bloomquist, dated February 10, 2005 (incorporated herein by reference to 10.1 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

10(n)	Director Indemnification Agreement with Thomas O. Boucher, Jr., dated February 10, 2005 (incorporated herein by reference to 10.2 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

10(o)	Director Indemnification Agreement with Eugene I. Davis, dated February 10, 2005 (incorporated herein by reference to 10.3 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

10(p)	Director Indemnification Agreement with Laurence V. Goddard, dated February 10, 2005 (incorporated herein by reference to 10.4 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

10(q)	Director Indemnification Agreement with Robert H. Kanner, dated February 10, 2005 (incorporated herein by reference to 10.5 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

10(r)	Director Indemnification Agreement with John P. O’Brien, dated February 10, 2005 (incorporated herein by reference to 10.6 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

Exhibit No.	Description
10(s)	Director and Officer Indemnification Agreement with Michael D. Lundin, dated February 10, 2005 (incorporated herein by reference to 10.7 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

10(t)	Officer Indemnification Agreement with Julie A. Boland, dated February 10, 2005 (incorporated herein by reference to 10.8 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

10(u)	Officer Indemnification Agreement with Sylvie A. Bon, dated February 10, 2005 (incorporated herein by reference to 10.9 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

10(v)	Officer Indemnification Agreement with Michael J. Minkel, dated February 10, 2005 (incorporated herein by reference to 10.10 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

10(w)	Officer Indemnification Agreement with Rochelle F. Walk, dated February 10, 2005 (incorporated herein by reference to 10.11 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005)

10(x)	Financing Agreement, dated as of January 31, 2005, among Oglebay Norton Company and certain subsidiaries of Oglebay Norton Company, as borrowers, all other party thereto, Wells Fargo Foothill, Inc., as administrative agent, Bank One, NA and Bank of America, N.A., as documentation agents, and Silver Point Finance, LLC, as collateral agent, syndication agent and lead arranger (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(y)	Security Agreement, dated as of January 31, 2005, executed by the Reorganized Companies in favor of Silver Point Finance, LLC, a Delaware limited liability company, as collateral agent (incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(z)	Pledge Agreement, dated as of January 31, 2005, executed by the Reorganized Companies in favor of Silver Point Finance, LLC, a Delaware limited liability company, as collateral agent (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

10(aa)	Tenth Amendment to Credit Agreement, dated as of the 31st day of January 2005, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, LLC, and National City Bank (incorporated herein by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

Exhibit No.	Description
10(bb)	Confirmation of Oglebay Norton Company in connection with the Tenth Amendment to Credit Agreement, dated as of January 31, 2005, by and among ON Marine Services Company, Oglebay Norton Marine Services Company, L.L.C. and National City Bank (incorporated herein by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005)

31(a)	Certification of the Chief Executive Officer, Michael D. Lundin, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification of the Chief Financial Officer, Julie A. Boland, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of the President and Chief Executive Officer, Michael D. Lundin, and the Vice President and Chief Financial Officer, Julie A. Boland, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.