Form 10-Q/A
period 2005-06-30
OGLEBAY NORTON CO /OHIO/
filed 2005-11-09
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2005	Commission File number 000-32665

OGLEBAY NORTON COMPANY

(Exact name of registrant as specified in its charter)

Ohio	34-1888342
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

North Point Tower, 1001 Lakeside Ave., 15th Floor, Cleveland, Ohio	44114-1151
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares of Common Stock, par value $0.01 per share, outstanding at July 31, 2005: 3,596,181.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

INDEX

EXPLANATORY NOTE

This amendment No. 1 to our Quarterly Report on Form 10-Q/A (“Amendment No. 1”) for the quarter ended June 30, 2005 is being filed to correct the Per Share Amounts—Basic and Assuming Dilution information on page 3, Unaudited Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2005 and 2004; “Note J—Stock Compensation” on pages 14-15, Notes to Unaudited Condensed Consolidated Financial Statements; and “Note M—Net Loss Per Share” on page 18, Notes to Unaudited Condensed Consolidated Financial Statements all of which are included in Part I, Item 1, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As explained in this quarterly report as originally filed, the Company calculated “Net loss per share—basic and assuming dilution” by dividing “Net Loss” as reflected in its Unaudited Condensed Consolidated Statement of Operations by the average number of shares outstanding. This approach was discussed and concurred with by Ernst & Young LLP, the Company’s independent registered public accounting firm (“E&Y”). Subsequently, in connection with preparation of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, E&Y informed the Company that the calculation made in this prior report was incorrect, and that the correct calculation is to divide “Net Loss Available to Common Shareholders” as reflected in the Company’s Unaudited Condensed Consolidated Statement of Operations by the appropriate average number of shares outstanding during the respective periods.

All the information in this Form 10-Q/A is as of August 10, 2005, the filing date of the original Form 10-Q for the quarter ended June 30, 2005, and has not been updated for events subsequent to that date other than for the matters discussed above.

Page Number
PART I. FINANCIAL INFORMATION

Item 1

Condensed Consolidated Statement of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2005 and 2004	3

Condensed Consolidated Balance Sheet (Unaudited) - June 30, 2005 and December 31, 2004	4

Condensed Consolidated Statement of Cash Flows (Unaudited) - Six Months Ended June 30, 2005 and 2004	5

Notes to Unaudited Condensed Consolidated Financial Statements	6-20

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-38

Item 3

Quantitative and Qualitative Disclosures About Market Risk	39

Item 4

Controls and Procedures	39-40

PART II. OTHER INFORMATION

Item 1

Legal Proceedings	40-43

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3

Defaults upon Senior Securities	43

Item 4

Submission of Matters to a Vote of Security Holders	43-44

Item 5

Other Information	44

Item 6

Exhibits	44

SIGNATURES	45

EXHIBIT INDEX	46

EXHIBITS	47-49

Part I. Item 1. FINANCIAL INFORMATION

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Reorganized Company June 30, 2005		Predecessor Company June 30, 2004
	Three months ended	Six months ended	Three months ended	Six months ended
NET SALES AND OPERATING REVENUES	$129,088	$201,488	$122,572	$192,006

COSTS AND EXPENSES
Cost of goods sold and operating expenses	100,400	156,213	91,327	145,861
Cost of goods sold - inventory fair value adjustment	1,018	3,039	—	—
Depreciation, depletion, amortization and accretion	9,766	15,471	10,762	16,253
General, administrative and selling expenses	9,913	19,386	9,077	18,418
Post-emergence reorganization items	548	548	—	—
Provision for restructuring, asset impairments and early retirement programs	—	24	500	1,815

	121,645	194,681	111,666	182,347

OPERATING INCOME	7,443	6,807	10,906	9,659

Reorganization items, net	—	(2,943)	(5,107)	(9,672)
Gain (loss) on disposition of assets	122	227	2	(13)
Interest expense	(8,272)	(17,041)	(12,405)	(24,960)
Other income, net	252	272	4,916	5,009

LOSS BEFORE INCOME TAXES	(455)	(12,678)	(1,688)	(19,977)
INCOME TAX EXPENSE (BENEFIT)	50	50	(275)	(827)

NET LOSS	$(505)	$(12,728)	$(1,413)	$(19,150)

Reconciliation of Net Loss to Net Loss Available to Common Shareholders
Net Loss	$(505)	$(12,728)	$(1,413)	$(19,150)
Undeclared Cumulative Preferred Dividends	(3,228)	(5,329)	—	—

Net Loss Available to Common Shareholders	$(3,733)	$(18,057)	$(1,413)	$(19,150)

PER SHARE AMOUNTS—BASIC AND ASSUMING DILUTION AS RESTATED:
Net loss per share - basic and assuming dilution	$(1.04)	$(5.13)	$(0.26)	$(3.66)

See notes to unaudited condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value)

	June 30, 2005	December 31, 2004
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,619	$17,694

Accounts receivable, net of reserve for doubtful accounts (2005 - $1,593; 2004 - $5,571)	62,906	62,448
Receivable from issuable Preferred Stock	—	84,591
Inventories
Raw materials and finished products	33,082	34,592
Operating supplies	12,160	12,816

	45,242	47,408
Deferred income taxes	3,716	3,719
Prepaid expenses and other current assets	28,682	13,696

TOTAL CURRENT ASSETS	143,165	229,556

PROPERTY AND EQUIPMENT	433,401	439,267
Less allowances for depreciation, depletion and amortization	14,872	—

	418,529	439,267
PREPAID PENSION COSTS	2,924	2,925

OTHER ASSETS	9,663	8,036

TOTAL ASSETS	$574,281	$679,784

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$31,560	$342,166
Accounts payable	27,633	47,461
Payrolls and other accrued compensation	10,810	13,616
Accrued expenses	16,317	25,177
Accrued interest expense	3,988	12,165
Income taxes payable	391	402

TOTAL CURRENT LIABILITIES	90,699	440,987

LONG-TERM DEBT, less current portion	264,188	11,027
POSTRETIREMENT BENEFITS OBLIGATIONS	63,907	62,176
OTHER LONG-TERM LIABILITIES	45,401	49,674
DEFERRED INCOME TAXES	5,910	5,910

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $0.01 - authorized 30,000 shares; issued 8,500 shares; aggregate liquidation preference $90,329	85	85
Additional paid-in-capital - Preferred Stock	84,914	84,915
Common Stock, par value $0.01 - authorized 90,000; issued 3,597 shares	36	29
Additional paid-in-capital - Common Stock	31,869	24,981
Retained deficit	(12,728)	—

TOTAL SHAREHOLDERS’ EQUITY	104,176	110,010

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$574,281	$679,784

See notes to unaudited condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	Reorganized Company	Predecessor Company
	2005	2004
OPERATING ACTIVITIES
Net loss	$(12,728)	$(19,150)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation, depletion, amortization and accretion	15,471	16,253
Deferred vessel costs	(4,053)	(5,068)
Deferred winter maintenance costs	(5,090)	(4,942)
Deferred income taxes	—	(827)
Restructuring, asset impairments and early retirement programs	(82)	1,765
Non-cash amortization of financing fees	—	4,365
Reorganization items, net	2,943	9,672
(Gain) loss on disposition of assets	(227)	13
Increase in prepaid insurance	(2,291)	(4,034)
Decrease (increase) in insurance escrow	4,680	(4,668)
Reinvestment and restricted escrows	(7,593)	—
Decrease (increase) in cash collateral	248	(2,180)
Decrease in prepaid pension costs	1	1,144
Increase in accounts receivable	(2,122)	(14,203)
Fair market value of inventory adjustment	3,039	—
(Increase) decrease in inventories	(1,412)	1,980
(Decrease) increase in accounts payable	(16,187)	14,841
(Decrease) increase in payrolls and other accrued compensation	(2,934)	2,690
(Decrease) increase in accrued expenses	(8,940)	1,623
(Decrease) increase in accrued interest	(8,177)	5,226
Increase in income taxes payable	—	13
Increase in postretirement benefits	1,731	1,252
Other operating activities	(3,010)	(4,275)

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(46,733)	1,490

NET CASH USED FOR REORGANIZATION ITEMS	(6,826)	(4,130)

INVESTING ACTIVITIES
Capital expenditures	(8,619)	(11,752)
Proceeds from the sale of Kings Mountain	15,000	—
Proceeds from the sale of Redi-Mix	—	1,225
Proceeds from the sale of Richard Reiss	—	1,800
Proceeds from disposition of assets	507	2

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	6,888	(8,725)

FINANCING ACTIVITIES
Repayments on debt	(320,244)	(373,502)
Proceeds from preferred stock issuance	85,000	—
Debt borrowings	262,799	393,566
Proceeds from warrant offering	4,041	—
Financing costs paid	—	(7,857)

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,596	12,207

Change in cash and cash equivalents	(15,075)	842

CASH AND CASH EQUIVALENTS, JANUARY 1	17,694	1,137

CASH AND CASH EQUIVALENTS, JUNE 30	$2,619	$1,979

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company emerged from bankruptcy on January 31, 2005. There currently is only a limited public trading market for the Company’s common stock, par value $0.01 per share (the “common stock”), and convertible preferred stock. The common stock trades on the over the counter “Pink Sheets” under the symbol OGBY and the convertible preferred stock trades on the over the counter “Pink Sheets” under the symbol OGBYP.

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

The Company intends to continue to pursue the strategic operating plan it put in place over the last two years but has been unable to execute fully due to the financial issues it has faced. The strategic operating plan is based on the core competencies of the Company of extracting, processing and providing minerals. The Company intends to be the minerals company that processes, purifies, packages and provides high quality chemical stone and sand for its customers, rewards the work of its employees and creates sustained long-term value for its investors. The Company plans to expand its current markets and develop new markets for its limestone and limestone fillers, while maximizing the profitability of its sand, lime and vessel transportation businesses.

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

Nature of Operations: The Company, headquartered in Cleveland, Ohio, supplies essential natural resources to industrial and commercial customers. The Company has aligned its businesses into three reporting segments focused on its key markets served. This segment reporting structure aligns operations which share business strategies, are related by geography and product mix, and reflect the way management evaluates the operating performance of its businesses. On May 1, 2005, the Company announced that all of its lime and limestone operations would share a common name: O-N Minerals Company. This change was made to better establish the Company’s identity as one company with its customers and vendors. The operations are reported as: O-N Minerals Great Lakes Operations (formerly Great Lakes Minerals), which is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company’s O-N Minerals (Michigan), Marine Services and O-N Minerals (Erie) operations; O-N Minerals Inland Operations (formerly Global Stone), whose lime, limestone fillers, chemical limestone, and construction aggregate businesses operate primarily in the Southeast and Mid-Atlantic regions; and Performance Minerals, which mines and processes specialized industrial minerals, primarily high-purity silica sands. Effective August 1, 2005 an organizational change occurred that resulted in the O-N Minerals (Portage) becoming part of the O-N Minerals Great Lakes Operations segment. For the third quarter 2005 and beyond, we will report O-N Minerals (Portage) as part of the O-N Minerals Great Lakes Operations segment.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Primarily through a direct sales force, the Company serves customers in a wide range of industries, including building materials, energy, environmental and industrial. The composition of the segments and measure of segment profitability is consistent with the segment reporting structure used by the Company’s management to evaluate the operating performance of the Company’s businesses.

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of Fresh-Start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Since the reorganization value of the assets of the Reorganized Company immediately before the date of confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims, and the holders of old common stock, par value $1.00 per share (the “old common stock”), immediately before confirmation received less than 50 percent of the voting shares of the emerging entity, the Reorganized Company has adopted Fresh-Start reporting. Despite a legal emergence from bankruptcy on January 31, 2005, the Company satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004. The Company used December 31, 2004 as the date for adopting Fresh-Start reporting in order to coincide with the Company’s normal financial closing for the month of December. Upon adoption of Fresh-Start reporting, a new reporting entity was created for accounting purposes and the recorded amounts of assets and liabilities have been adjusted to reflect their estimated fair values. Accordingly, the Company’s cash flows and results of operations for periods ending after December 31, 2004 are not comparable to its cash flows or results of operations reflected in its consolidated historical financial statements published before the Company’s emergence from bankruptcy. The Company’s financial information prior to its adoption of Fresh-Start reporting is separated from financial results after emergence by a thick black line, signifying the lack of comparability.

SOP 90-7 requires that financial statements for the period following the Chapter 11 filing through the bankruptcy confirmation date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business, including adjustments to fair value assets and liabilities and the gain on the discharge of pre-petition debt, are reported separately as reorganization items, net, in the Predecessor Company’s Consolidated Statement of Operations. The Company incurred $2.943 million in reorganization items, net in the six months ended June 30, 2005, primarily related to legal and professional fees.

For the six months ended June 30, 2005, the line item Reorganization items excludes the management incentive program expenses, success and commitment fees, other closing costs and adjustments that were paid during the six months ended June 30, 2005 but were recorded as part of the Fresh-Start year-end adjustments described above. Additionally, the Company incurred $548,000 of post-emergence expenses recorded in the line item “Post-emergence reorganization items” in the second quarter of 2005 and the amount is included in operating income.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fresh-Start reporting requires that the reorganization value be allocated to the entity’s net assets in conformity with procedures specified by Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). The Company engaged independent valuation specialists to assist in determining the fair market value of the Company’s property and equipment, inventory, projected benefit obligations for pensions and accumulated postretirement benefit obligations for retiree health-care benefits. For further information on Fresh-Start adjustments, refer to the Consolidated Financial Statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K/A.

As part of the provisions of SOP 90-7, the Reorganized Company was required to adopt on December 31, 2004 all accounting guidance that was required within the twelve-month period following December 31, 2004, including SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” and FSP FAS No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004”.

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

NOTE D – ACQUISITIONS AND DISPOSITIONS

On April 6, 2005, the Company sold the Kings Mountain mica operation to Zemex Corporation for $15 million less $800,000, placed in escrow, for working capital adjustments and other purchase contingencies. The Company received $150,000 from the escrow in the second quarter of 2005 and an additional $150,000 in July 2005 due to the working capital adjustments and $500,000 is expected to be collected in the future in accordance with the escrow agreement. The Company recorded a gain of approximately $73,000 on the sale.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On April 27, 2005, the Company sold certain parcels of land associated with its mica mine located in New Mexico, but excluding the plant site and related operating assets located in Velarde, New Mexico, to the Pueblo of Picuris Indians for a nominal purchase price plus the assumption of all reclamation costs. As a condition to the sale, the suit by the Pueblo of Picuris Indians against the Company has been dismissed with prejudice (see “Part II.—Other Information, Item 1. Legal Proceedings”). Management is still in discussions with other parties to sell the remaining plant site and related operating assets located in Velarde, New Mexico.

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

In conjunction with the sale of the Redi-Mix business unit, the Company entered into a long-term supply agreement with E. E. Austin & Son, Inc., dated January 21, 2004, pursuant to which the Company will provide certain aggregates at market prices to E. E. Austin & Son, Inc. for an initial term of fifteen years beginning on the closing date of the agreement. Additionally, the Company and E. E. Austin & Son, Inc. entered into a sublease agreement, dated January 21, 2004, whereby E. E. Austin & Son, Inc. is subleasing property from the Company previously dedicated to the operation of the Redi-Mix business unit. The initial term of the sublease agreement commenced on the closing date of the agreement and extends to December 31, 2019. The agreement is renewable in five-year increments thereafter, upon agreement by both parties.

NOTE E – ASSET RETIREMENT OBLIGATIONS

The Company complies with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset.

The Reorganized Company’s asset retirement obligation balance as of June 30, 2005 was $7.256 million and the accretion expense for the three months and six months ended June 30, 2005 was $112,000 and $259,000, respectively. The Predecessor Company’s asset retirement obligation accretion expense for the three months and six months ended June 30, 2004 was $116,000 and $250,000, respectively.

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – RESERVE FOR RESTRUCTURING, ASSET IMPAIRMENTS AND EARLY RETIREMENT

The following represents a movement of the reserve for restructuring, asset impairments and early retirement programs recorded by the Company (in thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total
Reserve at January 1, 2004	$42	$—	$754	$796

2004 charge		7,010		7,010
Amounts utilized in 2004		(7,010)		(7,010)
Actual expenditures in 2004	17		(164)	(147)
Provisions and adjustments to prior reserves, net	(28)		464	436

Remaining reserve at December 31, 2004	31	—	1,054	1,085

Actual expenditures in 2005	(55)		(51)	(106)
Provisions and adjustments to prior reserves, net	24			24

Remaining reserve at June 30, 2005	$—	$—	$1,003	$1,003

During the third quarter of 2004, the Predecessor Company recorded a $5.695 million pre-tax asset impairment charge to further reduce the net book value of the Performance Minerals segment’s Specialty Minerals operations’ Velarde plant. The impairment indicator was a temporary suspension of operations of the Velarde plant. The Velarde plant was written down to the estimated fair value based on current market offers.

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE H – INSURANCE TRUST

During the third quarter of 2003, the Company agreed with one of its several insurers to fund a settlement insurance trust (the “Trust”) to cover a portion of settlement and defense costs arising out of asbestos litigation. The Company has access to Trust funds to cover settlements and defense costs and does not anticipate having to use its own funds to cover settlements for the foreseeable future. Additionally, as permitted by the agreement, the Company has used $4.0 million of the Trust’s assets to cover the cost of any insurable or insurance related expenses. During the second quarter 2004, the Company completed a settlement with an insolvent insurance group for $4.668 million for past and future claims and the settlement was recorded in other income.

NOTE I – POSTRETIREMENT BENEFITS

The Company has contributed $1.263 million to its pension plans in the first six months of 2005. The Company expects to contribute a total of approximately $2.077 million to its pension plans for the full year 2005. The components of net periodic benefit cost are as follows (in thousands):

	Reorganized Company		Predecessor Company
	June 30, 2005		June 30, 2004
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Components of net periodic benefit cost:
Service Cost	$824	$1,306	$681	$1,170
Interest Cost	1,577	2,745	1,515	2,713
Expected return on plan assets	(2,087)	(3,610)	(2,236)	(3,710)
Amortization of prior service cost	—	—	105	131
Recognized net actuarial loss	—	—	343	887

Net periodic benefit cost	$314	$441	$408	$1,191

Consistent with other operating expenses, the first quarter and a portion of the second quarter Great Lakes Minerals’ pension expenses are deferred and expensed over the production and sailing seasons, the effect of which was a net deferral of expense of $133,000 and $246,000 in the six months ended June 30, 2005 and 2004, respectively.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE J – STOCK COMPENSATION, AS RESTATED

At June 30, 2005, the Company has a stock-based employee compensation plan, the Management Stock Plan.

Management Stock Plan: As of January 31, 2005, the Company implemented the Management Stock Plan to attract, retain and motivate key employees following the effective date of the Plan. The terms of the Management Stock Plan were negotiated with the official unsecured creditors’ committee (a statutory committee established to represent the interests of the Company’s unsecured creditors (the “creditors’ committee”)) during the Company’s bankruptcy. A total of up to 1,328,049 shares of common stock are available for issuance pursuant to restricted stock and/or stock options granted under the Management Stock Plan and, as of June 30, 2005, 264,837 shares of restricted common stock and options to purchase 395,655 shares of common stock, with a strike price of $12.63 per share, were issued. The remaining shares are available for future grants. Under the Management Stock Plan, the initial grants of restricted stock vest at the rate of 25% per year maturing on July 1, 2008, and the initial stock options vest at the rate of 33 1/3% per year maturing on January 1, 2007. For the options that vested on January 31, 2005, expense was recorded to reorganization items, net in 2004. Accelerated vesting applies in certain circumstances specified in the plan document, including a change in control or a termination without cause. The Company’s Board of Directors (or a committee of the Board of Directors) determines the awards of restricted stock and options to be granted under the Management Stock Plan. Management believes that the size and terms of the Management Stock Plan are appropriate, within market terms and necessary to achieve the goals of attracting, retaining and motivating key employees.

Prior to January 1, 2005, the Company accounted for stock plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was earned nor any cost recognized in the Unaudited Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying old common stock on the date of grant. Effective January 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“Statement 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of adopting Statement 123(R) as of the adoption of Fresh-Start reporting, the Company’s loss before income taxes and net loss for the three months and six months ended June 30, 2005 are increased by $103,000 and $205,000, respectively, and represent a larger loss than if the Company had continued to account for share-based compensation under Opinion 25. Basic and diluted net loss per share for the three months and six months ended June 30, 2005 would have been $1.01 and $5.07, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted net loss per share of $1.04 and $5.13, respectively, for the three months and six months ended June 30, 2005.

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

	Reorganized Company 2005		Predecessor Company 2004
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Net Loss, as reported	$(505)	$(12,728)	$(1,413)	$(19,150)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	(61)	(122)

Pro Forma Net Loss	$(505)	$(12,728)	$(1,474)	$(19,272)
Less: Undeclared Cumulative Preferred Dividends	(3,228)	(5,329)	—	—

Pro Forma Net Loss Available to Common Shareholders	$(3,733)	$(18,057)	$(1,474)	$(19,272)

Loss per share as restated:
Basic – as reported	$(1.04)	$(5.13)	$(0.26)	$(3.66)
Basic – pro forma	$(1.04)	$(5.13)	$(0.28)	$(3.68)

Diluted – as reported	$(1.04)	$(5.13)	$(0.26)	$(3.66)
Diluted – pro forma	$(1.04)	$(5.13)	$(0.28)	$(3.68)

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

NOTE K – OTHER COMPREHENSIVE LOSS

The following table sets forth the reconciliation of the Company’s net loss to its comprehensive loss—in thousands:

	Reorganized Company		Predecessor Company
	June 30, 2005		June 30, 2004
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Net loss	$(505)	$(12,728)	$(1,413)	$(19,150)
Other comprehensive loss:
Derivative instruments:
Gain on derivatives, net of taxes	—	—	105	198
Reclassification adjustments to earnings, net of taxes	—	—	289	570

Total derivative instruments	-0-	-0-	394	768

Comprehensive loss	$(505)	$(12,728)	$(1,019)	$(18,382)

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

If the assets to be distributed among the holders of convertible preferred stock will be insufficient to permit the payment to such shareholders of the full preferential amounts thereof, all distributions made with respect to the convertible preferred stock in connection with any liquidation, dissolution or wind-up will be made pro rata to the holders of the convertible preferred stock.

Holders of the convertible preferred stock are entitled to receive out of the Company’s assets legally available for payment, when, as and if declared by the Board of Directors, preferential dividends on the then effective liquidation preference, payable quarterly, at an annual rate of 14.8275%. Until January 31, 2008, dividends, whether or not authorized and declared by the Board of Directors, will be deemed paid by accreting and adding the amount of the per share dividend to the then effective liquidation preference of each share of convertible preferred stock. After that date, dividends will be payable in cash, unless the Company is prohibited under statutory law, or by the terms of the post-emergence credit facility, or any credit facility or security refinancing the post-emergence credit facility, from paying cash dividends, in which case the dividends will be deemed paid by accreting and adding the amount of the per share dividend to the then-effective liquidation preference. Dividends on the convertible preferred stock are cumulative. If the Company’s convertible preferred stock of 8,500,000 shares all converted to common stock on June 30, 2005, the conversion would have resulted in 9,032,823 additional shares of common stock.

The convertible preferred stock is not subject to redemption prior to January 31, 2006. On or after this date, the convertible preferred stock will be redeemable at the Company’s option, in whole or in part, at any time at 110% of the then effective liquidation preference per share declining to 104% on or after January 31, 2009. The Company is permitted to redeem the convertible preferred stock only if the average trading price of the common stock equals or exceeds $13 for 30 consecutive trading days at any time prior to the date the Company provided the redemption. As of March 22, 2005, this condition had been met.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE M – NET LOSS PER SHARE, AS RESTATED

The calculation of net loss per share follows (in thousands, except per share amounts):

	Reorganized Company		Predecessor Company
	June 30, 2005		June 30, 2004
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Average Number of shares outstanding:

Average number of shares – basic	3,598	3,522	5,240	5,228
Dilutive effect of stock plan	—	—	—	—
Dilutive effect of convertible securities	—	—	—	—

Average number of shares outstanding – assuming dilution	3,598	3,522	5,240	5,228

Net loss per share – basic and assuming dilution

Net loss	$(505)	$(12,728)	$(1,413)	$(19,150)

Undeclared Cumulative Preferred Dividends	(3,228)	(5,329)	—	—

Net Loss Available to Common Shareholders, as restated	$(3,733)	$(18,057)	$(1,413)	$(19,150)

Net loss per share – basic and assuming dilution, as restated	$(1.04)	$(5.13)	$(0.26)	$(3.66)

For the six months ended June 30, 2005, 75,083 common shares that were issuable under stock compensation plans and 9,032,823 shares for the three months and six months ended June 30, 2005, respectively that were issuable upon the conversion of the convertible preferred stock and could dilute earnings per share in the future were not included in earnings per share because to do so would have been anti-dilutive.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE N – INDUSTRY SEGMENTS

The following table sets forth the operating segment information as of and for the six months ended June 30, 2005 and 2004 (in thousands):

	O-N Minerals Great Lakes Operations	O-N Minerals Inland Operations	Oglebay Norton Performance Minerals (1)	Total Operating Segments	Corporate And Other		Consolidated
Reorganized Company
2005
Identifiable assets	$233,888	$203,589	$107,280	$544,757	$29,524		$574,281
Depreciation, depletion, amortization and accretion	5,055	5,161	5,142	15,358	113		15,471
Capital expenditures	3,798	1,937	2,842	8,577	42		8,619
Net sales and operating revenues	$67,256	$87,329	$48,497	$203,082	$(1,594)		$201,488

Operating income (loss), before
inventory fair value adjustment	$4,901	$7,940	$6,173	$19,014	$(9,144	)(2)	$9,870
Inventory fair market value adjustment	(1,291)	(884)	(864)	(3,039)			(3,039)
Provision for restructuring, asset
impairments and early retirement programs					(24)		(24)

Operating income (loss)	3,610	7,056	5,309	15,975	(9,168)		6,807
Reorganization items, net					(2,943)		(2,943)
Gain on disposition of assets	32	103	92	227			227
Interest expense					(17,041)		(17,041)
Other income, net	50			50	222		272

(Loss) income before income taxes	$3,692	$7,159	$5,401	$16,252	$(28,930)		$(12,678)

Predecessor Company
2004
Identifiable assets	$279,961	$252,746	$77,251	$609,958	$71,000		$680,958
Depreciation, depletion, amortization and accretion	5,584	6,865	3,662	16,111	142		16,253
Capital expenditures	7,079	3,859	676	11,614	138		11,752
Net sales and operating revenues	$60,553	$83,035	$49,517	$193,105	$(1,099)		$192,006

Operating income (loss), before
impairment charge	$4,613	$7,644	$7,062	$19,319	$(7,845	)(2)	$11,474
Provision for restructuring, asset impairments and early retirement programs	(1,315)			(1,315)	(500)		(1,815)

Operating income (loss)	3,298	7,644	7,062	18,004	(8,345)		9,659
Reorganization items, net					(9,672)		(9,672)
Loss on disposition of assets	(9)		(4)	(13)			(13)
Interest expense					(24,960)		(24,960)
Other income, net					5,009		5,009

(Loss) income before income taxes	$3,289	$7,644	$7,058	$17,991	$(37,968)		$(19,977)

(1)	Includes the results of operations of the mica operations (Kings Mountain and Velarde).
(2)	Includes Corporate general, administrative and selling expenses.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the operating segment information as of and for the three months ended June 30, 2005 and 2004 (in thousands):

	O-N Minerals Great Lakes Operations	O-N Minerals Inland Operations	Oglebay Norton Performance Minerals (1)	Total Operating Segments	Corporate And Other		Consolidated
Reorganized Company
2005
Identifiable assets	$233,888	$203,589	$107,280	$544,757	$29,524		$574,281
Depreciation, depletion, amortization and accretion	4,823	2,581	2,304	9,708	58		9,766
Capital expenditures	1,885	1,215	2,352	5,452	40		5,492
Net sales and operating revenues	$60,568	$45,452	$24,662	$130,682	$(1,594)		$129,088

Operating income (loss), before inventory fair market value adjustment	$6,470	$3,477	$3,797	$13,744	$(5,283	)(2)	$8,461
Inventory fair market value adjustment	(1,018)			(1,018)			(1,018)

Operating income (loss)	5,452	3,477	3,797	12,726	(5,283)		7,443
Gain on disposition of assets	30		92	122			122
Interest expense					(8,272)		(8,272)
Other income, net					252		252

(Loss) income before income taxes	$5,482	$3,477	$3,889	$12,848	$(13,303)		$(455)

Predecessor Company
2004
Identifiable assets	$279,961	$252,746	$77,251	$609,958	$71,000		$680,958
Depreciation, depletion, amortization and accretion	5,394	3,505	1,789	10,688	74		10,762
Capital expenditures	4,109	2,259	210	6,578	54		6,632
Net sales and operating revenues	$53,843	$42,848	$26,980	$123,671	$(1,099)		$122,572

Operating income (loss), before impairment charge	$5,252	$4,875	$4,813	$14,940	$(3,534	)(2)	$11,406
Provision for restructuring, asset impairments and early retirement programs					(500)		(500)

Operating income (loss)	5,252	4,875	4,813	14,940	(4,034)		10,906
Reorganization items, net					(5,107)		(5,107)
Gain on disposition of assets			2	2			2
Interest expense					(12,405)		(12,405)
Other income, net					4,916		4,916

(Loss) income before income taxes	$5,252	$4,875	$4,815	$14,942	$(16,630)		$(1,688)

(1)	Includes the results of operations of the mica operations (Kings Mountain and Velarde).
(2)	Includes Corporate general, administrative and selling expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We and our consolidated subsidiaries mine, process, transport and market industrial minerals and aggregates. We intend to be the minerals company that processes, purifies, packages and provides high quality chemical stone and sand for its customers, rewards the work of its employees and creates sustained long-term value for its investors. In addition, we own strategically located, proven long-life reserves of high quality limestone and industrial sand. We operate 19 plants across the United States, a fleet of self-unloading vessels, docks and distribution terminals.

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

Overall, we plan to expand our current markets and develop new markets for our limestone and limestone fillers businesses, while maximizing the profitability of our sand, lime and vessel transportation businesses.

In 2005, our principal sources of funds are expected to be operating revenues generated from operations, cash and cash equivalents and the funds available for borrowing under our post-emergence credit facility. We continue to expect that the sources of funds are sufficient to cover our operating expense, interest expense and capital expenditures. We will continue to focus on cash flow and debt levels in 2005. In June 2005 we were able to complete the refinancing of our revolver, Term A and Term B loans under our post-emergence credit facility, which lowered the margin over LIBOR on each type of loan. For more discussion of these changes please see our “Discussion of Liquidity.”

Our Plan of Reorganization (the “Plan”) was confirmed by the Bankruptcy Court on November 17, 2004. The Plan became effective and we legally emerged from Chapter 11 on January 31, 2005. However, we satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004 and, therefore, used December 31, 2004 as the date for adopting fresh-start reporting in order to coincide with our normal financial closing for the month of December. As a result of the bankruptcy proceedings and our subsequent emergence from bankruptcy on January 31, 2005, the defaults under our Syndicated Term Loan, Senior Credit Facility, Senior Secured Notes, Senior Subordinated Notes and Vessel Term Loan were resolved. For a comprehensive discussion of the company’s bankruptcy, refer to the consolidated financial statements and notes thereto included in the company’s 2004 Annual Report on Form 10-K/A.

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

On January 31, 2005, the Senior Secured Notes were redeemed at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement. However, certain Senior Secured Notes holders have filed a lawsuit claiming entitlement to default interest and penalties from the former Senior Subordinated Notes holders based upon an argument that their claims in bankruptcy were subordinate to the claims of the Senior Secured Notes holders. The Bankruptcy Court ruled in our and the Senior Subordinated Notes holders favor on this issue and certain Senior Secured Notes holders have appealed. If the Senior Secured Notes holders succeed in their appeal, it is possible that the positions of those common shareholders who exchanged their Senior Subordinated Notes for common stock could be diluted.

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

SOP 90-7 requires that financial statements for the period following the chapter 11 filing through the bankruptcy confirmation date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business, including adjustments to fair value assets and liabilities and the gain on the discharge of pre-petition debt, are reported separately below the operating loss line of our condensed consolidated statement of operations as reorganization items, net.

Strategic Overview. We intend to continue to pursue the strategic operating plan we put in place over the last two years, but have been unable to execute fully due to financial issues that we have faced. The strategic operating plan is based on our core competencies of extracting, processing and providing minerals. We plan to expand our current markets and develop new markets for our limestone and limestone fillers, while maximizing the profitability of our sand, lime and vessel transportation businesses.

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

Discussion of Liquidity

Post-Emergence Credit Facility. On January 31, 2005, which was the effective date of the Plan for legal purposes, we and each of our wholly-owned direct and indirect subsidiaries entered into our post-emergence credit facility. We and several of our significant operating companies are borrowers under the post-emergence credit facility, and the remaining subsidiaries guarantee the obligations under the post-emergence credit facility. The maturity date of the obligations under the post-emergence credit facility is January 31, 2010 or such earlier date as prescribed in the post-emergence credit facility. Effective June 1, 2005, we amended the credit facility keeping the amount of the credit agreement unchanged, providing for reduced interest rates on borrowings and modifying certain covenants. As of June 30, 2005, we had outstanding indebtedness of $283.8 million under the post-emergence credit facility, comprised of revolving loans, a term loan A and a term loan B as described below.

The term loan A has an initial principal amount of $105 million. The term loan A bears interest at a floating rate linked to the prime rate or LIBOR, at our option. The term loan A, or such portion as we may elect to be linked to LIBOR, bears interest at the greater of 5.00% or LIBOR plus 3.00%, and such portion of the term loan A as we may elect to be linked to the prime rate bears interest at the greater of 5.00% or the prime rate plus 0.50%. Principal payments are due in quarterly installments of $262,500, with the first payment due in December 31, 2005, and a final installment of the remaining outstanding principal due on the maturity date of the post-emergence credit facility. The margin over LIBOR and/or the prime rate is 1% lower after the amendment.

The term loan B has an initial principal amount of $150 million. The term loan B bears interest at a floating rate linked to the prime rate or LIBOR, at our option. The term B loan, or such portion as we may elect to be linked to LIBOR, bears interest at the greater of 9.00% or LIBOR plus 7.00%, and such portion of the term loan B as we may elect to be linked to the prime rate bears interest at the greater of 11.00% or the prime rate plus 6.50%. The outstanding principal of the term loan B is due on the maturity date of the post-emergence credit facility. The margin over LIBOR and/or the prime rate is 3.25% lower after the amendment.

The revolving loans available under the post-emergence credit facility are in an aggregate principal amount not to exceed $55 million (including a sublimit of $20 million for issuance of letter of credit accommodations), with an additional $10 million in revolving loans permitted, subject to availability requirements under the post-emergence credit facility, from March through September 2005. Principal amounts of the revolving facility that we repay may be reborrowed in accordance with the terms of the post-emergence credit facility. The revolving loans under the post-emergence credit facility bear interest at a floating rate linked to the prime rate or LIBOR, at our option. Revolving loans linked to the prime rate bear interest at the greater of 4.50% or the prime rate, and revolving loans linked to LIBOR bear interest at the greater of 4.50% or LIBOR plus 2.50%. As of June 30, 2005, $28.8 million was outstanding under the revolving credit facility and $10.4 million in letter of credit accommodations was outstanding. The margin over LIBOR and/or the prime rate is 1% lower after the amendment.

Consistent with the original post-emergence credit facility, we are required to pay $3.0 million in January 2006 representing additional interest on these loans, but the amendment eliminated this obligation in future years.

We and our subsidiaries are subject to affirmative and negative covenants under the post-emergence credit facility, including periodic financial reporting. We are also subject to financial covenants, including a minimum consolidated earnings before interest, taxes, depreciation and amortization, which is known as EBITDA, fixed charge coverage ratio tests measured for each period of four consecutive fiscal quarters, a leverage ratio (added in the amendment) and an annual covenant on capital expenditures. We are in compliance with all such covenants as of June 30, 2005.

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

Capital Stock. As of June 30, 2005, 3,597,479 shares of common stock were issued and outstanding, including 2,928,571 shares of common stock and 264,837 shares of restricted common stock issued as of the effective date of the Plan and pursuant to the Plan. One fourth of the restricted stock was awarded on July 1, 2005. As of the effective date of the Plan, and pursuant to the Plan, record holders of shares of old common stock with allowed interests under the Plan received warrants, exercisable until March 2, 2005, to purchase up to 576,256 shares of common stock at an exercise price of $10 per share. We issued 404,071 shares of common stock at $10 per share for a total purchase price of $4.041 million upon exercise of the warrants. Our second amended and restated articles of incorporation authorize us to issue shares of preferred stock, $0.01 par value per share, in one or more series, with such rights and restrictions and with such additional provisions as our board of directors may determine, including, among other things, voting, dividend, redemption, sinking fund, liquidation and conversion rights and additional restrictions. The convertible preferred stock constitutes a series of the preferred stock and, as of the effective date of the Plan, 8,500,000 shares of convertible preferred stock were issued and outstanding. The annual dividend payable on the convertible preferred stock is paid at a rate of 14.8275%; this dividend currently is not paid in cash but instead accretes as additional liquidation preference. The holders of the convertible preferred stock may convert such shares, including accreted dividends, at any time into shares of common stock. On April 1, 2005, 100 shares of the convertible preferred stock were converted into 102 shares of common stock. In addition, subject to certain conditions that were met on March 22, 2005, the shares of convertible preferred stock are redeemable by us commencing on or after January 31, 2006 at various prices. We are unable to predict whether we will redeem any shares when able to do so.

Sources and Uses of Funds. Our principal sources of funds in 2005 are expected to be operating revenues, cash and cash equivalents on hand and funds available for borrowing under the post-emergence credit facility. In addition, funds of $4.041 million were obtained in March through the exercise of the warrants and funds of $14.4 million were obtained in the second quarter of 2005 upon the sale of a portion of our mica assets. In the mica sale, under our revolving credit agreement, one half of the proceeds need to be reinvested either in the business or used to pay down debt within 180 days of closing. Our principal uses of funds are expected to be the payment of operating expenses, interest expense and capital expenditures. We expect that operating revenues, cash and cash equivalents on hand, and the funds available for borrowing under the post-emergence credit facility will be sufficient to enable us to cover our operating expenses, interest expense on indebtedness and capital expenditures. However, there can be no assurance that such funds will be sufficient to meet our cash requirements on a consolidated basis. In assessing the adequacy of our capital resources, management has made estimates and projections of revenues and expenses which management believes to be reasonable. However, if the anticipated level of revenue is not achieved because of decreased demand for our products or weakness in the overall market for minerals and aggregates, or if expenses exceed the level we contemplate, the current sources of funds may be insufficient to meet our cash requirements in the future. Should any potential adverse developments occur, available capital resources may prove insufficient. In the event that available capital resources are insufficient, we would need to take additional steps to increase revenues, curtail expenses, sell assets or raise additional capital. There is no assurance that these approaches would be successful, and even if successful, these approaches could trigger other adverse effects on our business or the operating results or financial condition.

Discussion of Financial Condition

We emerged from bankruptcy on January 31, 2005. There currently is only a limited public trading market for our common stock and convertible preferred stock. Shares of our common stock are quoted on the “Pink Sheets” under the symbol “OGBY.” Shares of our convertible preferred stock are quoted on the “Pink Sheets” under the symbol “OGBYP.”

Due to the seasonal nature of certain aspects of our business, especially our Great Lakes Operations segment, the operating results and cash flows for the first six months of the year are not necessarily indicative of the results to be expected for the full year.

Our operating activities used cash of $46.733 million in the first six months of 2005 compared with the first six months of 2004, which provided cash of $1.490 million. The cash used in operating activities during the first six months of 2005 was primarily the result of the net loss for the period and significant decreases in accounts payable, accrued expenses and accrued interest due to our emergence from bankruptcy and the lifting of the Bankruptcy Court-imposed stay on pre-petition liabilities. In 2005, we paid $6.826 million for reorganization items compared with $4.130 million paid in 2004.

Capital expenditures were $8.619 million in the first six months of 2005 compared with $11.752 million for the same period in 2004. During the six-month period ended June 30, 2005, expenditures for replacement of existing equipment totaled $5.798 million, while expansion projects received funding of $2.821 million with no amounts expended for quarry development costs. As part of our accounting policy changes in fresh-start reporting, we changed our method of accounting for quarry development costs. These costs are now inventoried as part of normal production and expensed into cost of goods sold as inventory is sold. During the six-month period ended June 30, 2004, capital expenditures for replacement of existing equipment, expansion projects and quarry development totaled $9.156 million, $1.242 million and $1.354 million, respectively. Full-year capital expenditures for 2005 are expected to approximate $20 million. Included in the total capital expenditure amount for 2005 is $3 million for a wet plant capital project for the Performance Minerals segment. This project is estimated to provide improvement in the form of increased feedstock production, which will enable the operations at the Brady, Texas location to produce higher quantities of frac sand. In the first six months of 2005, $1.527 million was spent on this project and is expected to be complete and functional in October 2005.

During the first six months of 2005, our debt repayments exceeded additional borrowings by $57.445 million compared with the first six months of 2004 when additional borrowings exceeded debt repayments by $20.064 million. Historically, additional borrowings exceed debt repayments during the first half of the year because of the seasonal nature of many of our businesses. However, due to our emergence from bankruptcy and the payment of the Senior Secured Notes with the $85.0 million proceeds from the convertible preferred stock offering pursuant to the Plan, the debt repayments in the first six months of 2005 are significantly higher than usual. In addition, we received $4.041 million in proceeds from the exercise of the warrants pursuant to the Plan. The 2004 first quarter financing costs were related to our initial debtor-in-possession credit facility and our second debtor-in-possession credit facility.

While cash resources and availability under our post-emergence credit facility have seasonal limitations that need to be managed, the proceeds received from the exercise of the warrants of $4.041 million and the April sale of a portion of the mica operations for $14.4 million net of immediate cash (after the escrow) have improved our present liquidity position.

We did not declare a cash dividend in the six months ended 2005. Our previous credit facilities prohibited the payment of cash dividends, and we paid no dividends on the old common stock in 2004. Subject to certain restrictions described below, we are required to pay dividends on the convertible preferred stock pursuant to its terms (see “Note L – Liquidation Preference and Undeclared Cumulative Preferred Dividends”). However, we have not paid and do not anticipate paying any dividends on the common stock in the foreseeable future.

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

In addition, because we are a holding company, our ability to pay dividends on the convertible preferred stock may be limited by restrictions on our ability to obtain funds for such dividends through dividends from our wholly-owned subsidiaries.

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

Discussion of Contingencies

For a comprehensive discussion of our contingencies, refer to “Part II. - Other Information, Item 1. Legal Proceedings.”

At June 30, 2005, 12,937 filed and un-filed asbestos-related product liability claims were submitted and approved for payment in accordance with the terms of the settlement agreements. The total settlement amount for these 12,937 claims is $39.681 million. Separate from the settlements, approximately 4,800 claims were dismissed without payment. We received some new claims during bankruptcy even with the automatic stay on litigation, and have experienced an increase in filings since emergence. As of June 30, 2005, we were a co-defendant in approximately 53,357 asbestos-related product liability claims.

At June 30, 2005, none of the asbestos-related Jones Act claims had been paid. At June 30, 2005, we were co-defendant in 783 asbestos-related Jones Act claims.

With respect to silica claims, at June 30, 2005, we were a co-defendant in cases involving about 20,444 claimants. During 2005, we received dismissals in 1,997 claims without payment and we settled nine claims for $51,500. We have been and will continue to be responsible for funding a small percentage of all silica settlements and defense costs. We continue to have insurance coverage; however, certain policies have retroactive premiums that will come due if claims accrue to those policies. The premiums are based upon actual and incurred losses and cannot be calculated until losses are incurred. The likelihood of liability for us arising out of these claims is probable.

On February 20, 2004, we and our subsidiary, Oglebay Norton Specialty Minerals, Inc., were named in an action filed by the Pueblo of Picuris Indians, in the District Court of Taos County, New Mexico, seeking quiet title to certain land upon which a mica mine is situated in Taos County, New Mexico. The action also includes a claim for money damages for allegations of trespass, denial of access, damage to property and other related claims. On April 27, 2005, we sold to the Pueblo of Picuris Indians certain parcels of land associated with our mica mine located in New Mexico, but excluding the plant site and related operating assets located in Velarde, New Mexico, for a nominal purchase price plus the assumption of all reclamation costs. As a condition to the sale, the suit by the Pueblo of Picuris Indians against the Company has been dismissed with prejudice. Management is still in discussions with other parties to sell the remaining plant site and related operating assets located in Velarde, New Mexico.

During the second quarter of 2005, discussion of federal and state asbestos and silica tort reform continued. We have closely monitored both federal and state legislative actions, and have participated in the Coalition for Asbestos Reform on the federal level and with the National Industrial Sands Association in efforts to impact legislation. Our view is that the tort system requires reform and we generally support medical criteria bills being enacted at the state level.

On April 19, 2005, asbestos personal injury claims reform legislation was introduced to the United States Senate as Senate Bill 852, the “Fairness in Asbestos Injury Resolution Act of 2005.” The FAIR Act is problematic for us in its present form in that it appears that we would be in the bottom sub-tier of tier 2 companies and we would not receive credit for insurance assets we have relied upon to date. The insurance assets owned by us would be taken away and would not be available to us to use toward our annual contribution amount. In addition, we, as well as other similarly situated well-insured smaller companies, are disproportionately impacted by the proposed legislation in that it requires us to contribute approximately 4% of our 2002 revenue each year, while larger, and often less well-insured companies, will be required to contribute a fraction of one percent of their respective 2002 revenues each year. On April 26, 2005, the Senate Judiciary Committee held a hearing on this bill, and through the Coalition for Asbestos Reform, we were represented. On May 26, 2005 the Senate Judiciary Committee voted the bill out of Committee to be heard on the Senate floor. The Senate went into summer recess on August 1, 2005 before the bill was introduced onto the Senate floor. Since the legislative process is unpredictable and constantly changing, it is unclear whether the FAIR Act will be enacted with or without significant amendment. If the FAIR Act is enacted in its present form, it would have a material adverse effect on our results of operations, liquidity and financial position.

Discussion of Results of Operations for the Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004

Our net sales and operating revenues increased $9.482 million or 5% to $201.5 million in the six months ended June 30, 2005 compared to $192.0 million in the six months ended June 30, 2004. The Great Lakes Operations and Inland Operations segments accounted for the net sales and operating revenue increase in the period with gains of approximately $6.703 million and $4.294 million, respectively. The Great Lakes Operations segment has benefited from increased shipping days, an additional vessel sailing, increased fuel surcharges and increased freight revenues. The Inland Operations segment had increased net sales and revenues from increased limestone fillers, freight revenue and increased pricing in its quicklime and aggregate markets although tonnage was lower for quicklime in the current year period. Our Performance Minerals group continues to benefit from pricing and tonnage increases in the energy market with frac sands. In addition, the segment experienced increased revenues related to the construction market, filtration market, glass sand and foundry markets. These increases were offset by the sale of the Kings Mountain, North Carolina operation in April 2005 and the shutdown of the Velarde, New Mexico operations in September 2004.

The operating income for the first six months of 2005 was $6.807 million, $2.852 million lower than the $9.659 million operating income reported in the same period a year ago. Operating income for the three operations segments in the first six months of 2005 was $15.975 million or $2.029 lower than operating income of $18.004 million in the first six months of 2004. The lower operating earnings included a $3.039 million increase in cost of goods sold resulting from the inventory fair market value adjustment as part of fresh-start reporting. Fresh-start reporting required us to record our inventory at fair value, which is the estimated selling price less the sum of the cost to sell plus a reasonable profit margin. The adjustment represents the incremental value (fair market value write up) of the inventory sold to third parties in the six months ended June 30, 2005. The current year period also had post-emergence reorganization costs, increased fuel costs and higher maintenance expenses.

In addition, in the first six months of 2004, we recorded a $1.315 million impairment charge related to the exit and sublease of the Cleveland Marine Services office and $500,000 for exit costs related to previously shutdown abrasives facilities compared with $24,000 in restructuring charges expensed in the first six months of 2005.

The net loss for the first six months of 2005 was $12.728 million, which represents a loss of $5.13 per share of common stock on a fully diluted basis. This compares to the net loss of $19.150 million, or $3.66 per share of the old common stock, assuming full dilution, in the six months ended June 30, 2004. The net loss decreased $6.422 million in the current period is primarily attributable to a significant decrease in interest expense of $7.919 million, a reduction in the reorganization expenses of $6.729 million and offset partly by the decreased other income resulting from the $4.668 million of an insurance settlement recovery in June 2004 and the inventory fair value adjustment of $3.039 in the 2005 period. Income tax expense of $50,000 was recorded in the 2005 period compared to an income tax benefit of $827,000 in the year ago period.

On April 6, 2005, the company sold the Kings Mountain mica operation to Zemex Corporation for $15 million less $800,000, placed in escrow, for working capital adjustments and other purchase contingencies. The company received $150,000 from the escrow in the second quarter of 2005 for the working capital, an additional $150,000 in July 2005 for the working capital adjustments and $500,000 may be collectible in the future in accordance with the escrow agreement. The company recorded a gain of approximately $73,000 on the sale.

On April 27, 2005, the company sold certain parcels of land associated with its mica mine located in New Mexico, but excluding the plant site and related operating assets located in Velarde, New Mexico, to the Pueblo of Picuris Indians for a nominal purchase price plus the assumption of all reclamation costs. As a condition to the sale, the suit by the Pueblo of Picuris Indians against the company has been dismissed with prejudice (see “Part II. - Other Information, Item 1. Legal Proceedings”). Management is still in discussions with other parties to sell the remaining plant site and related operating assets located in Velarde, New Mexico.

On May 1, 2005, the company announced that all of its lime and limestone operations would share a common name, O-N Minerals Company. This change was made to better establish the Company’s identity as one company with its customers and vendors. The Global Stone segment will be called O-N Minerals Inland Operations and the Great Lakes Minerals segment will be called O-N Minerals Great Lakes Operations. Effective August 1, 2005 an organizational change occurred that resulted in the O-N Minerals (Portage) becoming part of the O-N Minerals Great Lakes Operations segment. For the third quarter 2005 and beyond, we will report O-N Minerals (Portage) as part of the O-N Minerals Great Lakes Operations segment.

Great Lakes Operations

The Great Lakes Operations segment net sales and operating revenue increased $6.703 million to $67.256 million for the first six months of 2005 from $60.553 million for the first six months of 2004. The increase was attributable to additional sailing days, an additional vessel sailing, an increase in the vessel fuel revenue pass-throughs experienced by our vessels, increased pricing at the Michigan quarry operations and additional freight revenues partly offset by decreased aggregate tons sold out of the Erie operations.

Cost of goods sold and operating expenses for the Great Lakes Operations segment were $54.538 million for the six months ended June 30, 2005 compared with $46.525 million for the same period in 2004, an increase of $8.013 million, or 17%. Costs of goods sold and operating expenses, as a percentage of net sales and operating revenues, were 81% in the first six months of 2005 and 77% in the same period of 2004. The erosion in the operating margin as a percentage of net sales and operating revenues was due to several reasons, including the charge to cost of goods sold related to the first six months fair market value adjustment related to inventory of $1.291 million. Additionally, higher fuel costs and maintenance expenses contributed to the higher cost of goods sold.

Operating income for this segment for the six months ended June 30, 2005 was $3.610 million as compared with $3.298 million for the same period in 2004. In the first quarter of 2004, we recorded a $1.315 million impairment charge related to the exit and sublease of the Cleveland Marine Services office. In the first half of 2005, we recorded a $1.291 million fair market value adjustment related to inventory. Management believes that excluding the impairment charge and the fair market value adjustment provides a better comparison of quarter-to-quarter operating results. Excluding these charges, operating income for the six months ended June 30, 2005 was 7% of net sales and operating revenues compared to 8% in the same period of 2004. The decrease in the operating income in the first six months of 2005 was due to increased energy costs and increased maintenance expenses partly offset by increased vessel revenue and improved quarry pricing.

Inland Operations

Net sales for the Inland Operations segment increased $4.294 million, or 5%, to $87.329 million for the six months ended June 30, 2005 from $83.035 million in the same period of 2004. In 2005, this segment benefited from an average price increase in excess of 10% in the quicklime market offset partly by a decrease in quicklime tons sold. Increased demand in the limestone filler market and increased pricing power was also experienced in certain roofing filler and aggregate markets. Freight pass-through revenues were higher in the six months ended June 30, 2005 than for the same period of 2004.

Cost of goods sold for the Inland Operations segment totaled $70.825 million in the six months ended June 30, 2005 compared with $64.155 million in the year ago period, an increase of $6.670 million, or 10%. Cost of goods sold, as a percentage of net sales for the six months ended June 30, 2005 increased to 81% from 77% in the same period in the prior year primarily due to significantly increased energy costs, higher outside contractor costs, higher maintenance expenses, the increased costs related to the cessation of capitalizing stripping costs and the fair market inventory adjustment of $884,000.

The segment contributed $7.056 million to operating income for the six months ended June 30, 2005, compared with $7.644 million in the same period of 2004. The $588,000 decrease in operating income in the six months ended 2005 was primarily attributable higher energy costs, the fair market inventory adjustment noted above partly offset by increased revenues, an inventory build in 2005, and decreased depreciation expense.

Performance Minerals

The Performance Minerals segment had net sales of $48.497 million for the six months ended June 30, 2005, a decrease of $1.020 million, or 2%, from the net sales of $49.517 million for the same period of 2004. The decrease in net sales was primarily attributable to the sale of the Kings Mountain, North Carolina operation in April 2005 and the shutdown of the Velarde, New Mexico operation in September 2004. This decrease was partly offset by improved pricing for sands used in gas and oil well fracturing in the California and Texas oilfields and progressive development in the Rocky Mountain region. In addition, the segment experienced increased revenues related to the construction market, filtration market, foundry market and glass sand.

Cost of goods sold for the Performance Minerals segment was $35.570 million for the six months ended June 30, 2005, which was slightly lower than the $36.186 million in the same period of 2004. Cost of goods sold as a percentage of net sales was 73% for the six months ended June 30, 2005 and 2004. The changes in operating margin were primarily attributable to the inventory fair market value adjustment of $864,000 and higher energy and maintenance costs offset by improved pricing.

Operating income for the Performance Minerals segment was $5.309 million for the six months ended June 30, 2005 compared with $7.062 million for the same period of 2004. The operating income decrease of $1.753 million was primarily due to the significantly increased depreciation related to the fresh-start property adjustments. As a result of the fresh-start reporting, we obtained market value appraisals on all of our assets from an independent third-party valuation specialist. These appraisals indicated a market value on the assets of the Performance Minerals segment higher than the recorded book value. As such, assets were written up to their fair market value resulting in an increase in the depreciation of $2.113 million for the six months ended June 30, 2005. In addition, operating income was reduced further by the inventory fair market value adjustment noted above and the higher maintenance costs. These reductions were offset by the improvements seen in sales to the energy markets.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense was $15.471 million for the six months ended June 30, 2005 compared with $16.253 million for the same period of 2004. Although we adopted fresh-start reporting and the recorded amounts of assets and liabilities have been adjusted to reflect their estimated fair values, depreciation, depletion, amortization and accretion expense appears comparable from year to year as it represents 8% of total net sales and operating revenues in both the six months ended June 30, 2005 and 2004. However, in the six months ended June 30, 2005, Performance Minerals experienced a significant increase in depreciation due to the required fair market value adjustments to the fixed assets due to the application of fresh-start reporting at December 31, 2004. This increase was partially offset by decreases resulting from the elimination of capitalized quarry development and its associated amortization as part of our accounting policy adjustments for fresh-start reporting.

General, Administrative and Selling Expenses

Total general, administrative and selling expenses were $19.386 million for the six months ended June 30, 2005 compared with $18.418 million for the six months ended June 30, 2004. General, administrative and selling expenses appear comparable from quarter to quarter as the expenses as a percentage of net sales and operating revenue was 10% in both the 2005 and 2004 periods. The higher expenses were due to increased legal and professional fees, increased incentive compensation and stock compensation award expense partly offset by reduced pension expense, a decrease in the silicosis accrual and lower bad debt expense.

Other

Interest expense was $17.041 million in the six months ended June 30, 2005, a $7.919 million decrease compared to $24.960 million for the six months ended June 30, 2004. Several factors contributed to the net decrease in the interest expense. In the six months ended June 30, 2005, we did not have any amortization of deferred financing fees, as all amounts were written off as required by fresh-start reporting, compared with amortization of $4.365 million of financing fees in the same period in 2004. Interest on bank debt was $16.665 million in the six months ended June 30, 2005 compared with $19.273 million in the same period of 2004. The reduction was due primarily to redemption of the Senior Secured Notes upon the emergence from bankruptcy. Interest on these notes amounted to $5.224 million in the six months ended June 30, 2004. Due to the expiration of the derivative instruments in June 2004, our interest on hedges was zero in the first quarter of 2005 compared with $1.274 million in the same period of 2004. The remainder of interest expense was related to capital leases, accretion on the interest purchase agreement dated as of April 14, 2000 (the “MLO interest purchase agreement”), by and among the Company, Johnson Mining Inc., The Cary Mining Company, Inc., Michigan Minerals Associates, Inc. and Michigan Limestone Operations Limited Partnership, as amended or modified, liability and notes payable.

The reorganization items represent legal and professional fees associated with the bankruptcy petition filing and its related activities. These items totaled $2.943 million for the six months ended June 30, 2005 as compared to $9.672 million for the same period in 2004. Post emergence reorganization items of $548,000 were incurred in the second quarter of 2005 and were included in income from operations.

Discussion of Results of Operations for the Three months ended June 30, 2005 compared to Three months ended June 30, 2004

Our net sales and operating revenues increased $6.516 million or 5% to $129.1 million in the second quarter of 2005 compared to $122.6 million in 2004 quarter. The Great Lakes Operations and Inland Operations segments accounted for the net sales and operating revenue increase in the 2005 period with gains of approximately $6.725 million and $2.604 million, respectively, partly offset by lower net sales and operating revenue of $2.318 in the Performance Minerals segment. The Great Lakes Operations segment has benefited from increased shipping days, an additional vessel sailing, increased freight revenues and increased limestone tonnage and pricing, partly offset by lower aggregate revenues at our Erie opertations. The Inland Operations segment had increased net sales and revenues from increased freight revenue, increased filler revenue and increased pricing in its quicklime and aggregate markets although quicklime tonnage was lower in the 2005 quarter. Our Performance Minerals segment experienced increased revenues related to the construction market, filtration market, recreational sand and foundry markets. These increases were offset by the sale of the Kings Mountain, North Carolina operation in April 2005 and the shutdown of the Velarde, New Mexico, operations in September 2004.

The operating income for the second quarter of 2005 was $7.443 million; $3.463 million lower than the $10.906 million operating income reported in the second quarter of 2004. Operating income for the three operating segments in the second quarter of 2005 was $12.726 million or $2.214 lower than operating income of $14.940 million in the second quarter of 2004. The lower operating earnings included a $1.018 million increase in cost of goods sold resulting from the fair market value inventory adjustment as part of fresh-start reporting and $548,000 of post-emergence reorganization items. Fresh-start reporting required us to record our inventory at fair value, which is the estimated selling price less the sum of the cost to sell plus a reasonable profit margin. The adjustment, noted above represents the incremental value (fair market value write up) of the inventory sold to third parties in the three months ended June 30, 2005. The current year also had increased fuel costs and higher maintenance expenses. In addition, in the second quarter of 2004, we recorded $500,000 for exit costs related to previously shutdown abrasives facilities.

The net loss for the second quarter of 2005 was $505,000, which represents a loss of $1.04 per share of common stock on a fully diluted basis. This compares to the net loss of $1.413 million, or $0.26 per share of the old common stock, assuming full dilution, in the three months ended June 30, 2004. The $908,000 decrease in the net loss for the current period was primarily attributable to a significant decrease in interest expense of $4.133 million, a reduction in the reorganization expenses of $5.107 million partly offset by lower operating income and post-emergence reorganization items of $548,000 that were included in income from operations. In the second quarter of 2004, we also recognized other income of $4.668 million from an insurance settlement recovery in June 2004. Income tax expense of $50,000 was recorded in the 2005 period compared to an income tax benefit of $275,000 in the year ago period.

Great Lakes Operations

The Great Lakes Operations segment net sales and operating revenue increased $6.725 million to $60.568 million for the second quarter of 2005 from $53.843 million for the second quarter of 2004. The increase was attributable to additional sailing days, an additional vessel sailing, an increase in the vessel fuel revenue pass-throughs experienced by our vessels and additional freight revenues partly offset by decreased aggregate tons sold out of the Erie operations.

Cost of goods sold and operating expenses for the Great Lakes Operations segment were $48.423 million for the three months ended June 30, 2005 compared with $41.118 million for the same period in 2004, an increase of $7.305 million, or 18%. Costs of goods sold and operating expenses, as a percentage of net sales and operating revenues, were 80% in the second quarter of 2005 compared to 76% in the same period of 2004. The erosion in the operating margin as a percentage of net sales and operating revenues was due to several reasons, including the charge to cost of goods sold related to the second quarter inventory fair market value adjustment of $1.018 million, higher maintenance expenses and higher fuel costs.

Operating income for this segment for the three months ended June 30, 2005 was $5.452 million as compared with $5.252 million for the same period in 2004. Management believes that excluding the fair market value adjustment provides a better comparison of quarter-to-quarter operating results. Excluding this charge, operating income for the three months ended June 30, 2005 was 11% of net sales and operating revenues compared to 10% in the same period of 2004. The increase in the operating income in the second quarter of 2005 was due to increased vessel revenue, an additional vessel sailing, lower depreciation and increased quarry pricing partly offset by increased energy costs and increased maintenance expenses.

Inland Operations

Net sales for the Inland Operations segment increased $2.604 million, or 6%, to $45.452 million for the three months ended June 30, 2005 from $42.848 million in the same period of 2004. In 2005, this segment benefited from an average price increase in excess of 10% in the quicklime market offset partly by a decrease in quicklime tons sold. Increased pricing power was also experienced in certain roofing filler and aggregate markets. Freight pass-through revenues were higher in the second quarter of 2005 than for the same period of 2004.

Cost of goods sold for the Inland Operations segment totaled $37.309 million in the three months ended June 30, 2005 compared with $32.124 million in the same period of 2004, an increase of $5.185 million, or 16%. Cost of goods sold, as a percentage of net sales for the three months ended 2005 increased to 82% from 75% in the same period in the prior year primarily due to significantly increased energy and maintenance costs and the increased costs related to the fresh-start reporting change in accounting for quarry development costs. These costs are now inventoried as part of our normal production and expensed into cost of goods sold as inventory is sold.

The segment contributed $3.477 million to operating income for the three months ended June 30, 2005, compared with $4.875 million in the same period of 2004. The $1.398 million decrease in operating income in the three months ended 2005 was primarily attributable to higher energy costs and higher maintenance expenses partly offset by higher revenues and lower depreciation expense.

Performance Minerals

The Performance Minerals segment had net sales of $24.662 million for the three months ended 2005, a decrease of $2.318 million, or 9%, from the net sales of $26.980 million for the same period of 2004. The decrease in net sales was primarily attributable to the sale of the Kings Mountain, North Carolina operation in April 2005 and the shutdown of the Velarde, New Mexico operation in September 2004. The segment experienced increased revenues related to the construction market, filtration market, recreational sand and foundry markets.

Cost of goods sold for the Performance Minerals segment was $17.241 million for the three months ended June 30, 2005, which was $1.731 million less than the $18.972 million in the same period of 2004. Cost of goods sold as a percentage of net sales was 70% for the three months ended June 30, 2005 and 2004. The operating margin was unchanged as higher energy and maintenance costs were offset by improved pricing.

Operating income for the Performance Minerals segment was $3.797 million for the three months ended June 30, 2005 compared with $4.813 million for the same period of 2004. The operating income decrease of $1.016 million was primarily due to the significantly increased depreciation related to the fresh-start property adjustments. As a result of the fresh-start reporting, we obtained market value appraisals on all of our assets from an independent third-party valuation specialist. These appraisals indicated a market value on the assets of the Performance Minerals segment higher than the recorded book value. As such, assets were written up to their fair market value resulting in an increase in the depreciation of $515,000 for the three months ended June 30, 2005.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense was $9.766 million for the three months ended June 30, 2005 compared with $10.762 million for the same period of 2004. This decrease resulted from the elimination of capitalized quarry development and its associated amortization as part of our accounting policy adjustments for fresh-start reporting. Although we adopted fresh-start reporting and adjusted the recorded amounts of assets and liabilities to reflect their estimated fair values, depreciation, depletion, amortization and accretion expense appears comparable from year to year as it represents 8% of total net sales and operating revenues in the second quarter of 2005 and 9% in the second quarter of 2004. However, in the three months ended June 30, 2005, Performance Minerals experienced a significant increase in depreciation due to the required fair market value adjustments to the fixed assets due to the application of fresh-start reporting at December 31, 2004.

General, Administrative and Selling Expenses

Total general, administrative and selling expenses were $9.911 million for the three months ended June 30, 2005 compared with $9.077 million for the three months ended June 30, 2004. General, administrative and selling expenses appear comparable from quarter to quarter as the expenses as a percentage of net sales and operating revenue was 7% in the 2005 and 2004 quarters. The higher expenses were due to increased legal and professional fees, increased incentive compensation and stock compensation awards expenses partly offset by a decrease in the silicosis accrual and lower bad debt expense.

Other

Interest expense was $8.272 million in the three months ended June 30, 2005, a $4.133 million decrease compared to $12.405 million for the three months ended June 30, 2004. Several factors contributed to the net decrease in the interest expense. In the three months ended June 30, 2005, we did not have any amortization of deferred financing fees, as all amounts were written off as required by fresh-start reporting, compared with amortization of $2.406 million of financing fees in the same period in 2004. Interest on bank debt was $7.985 million in the three months ended June 30, 2005 compared with $9.348 million in the same period of 2004. Due to the expiration of the derivative instruments in June 2004, our interest on hedges was zero in the second quarter of 2005 compared with $629,000 in the same period of 2004. The remainder of interest expense was related to capital leases, accretion on the interest purchase agreement dated as of April 14, 2000.

The post-emergence reorganization items representing legal and professional fees associated with the bankruptcy petition filing and its related activities that totaled $548,000 for the three months ended June 30, 2005 were included in income from operations in the second quarter of 2005. The reorganization items recorded below operating income were $5.107 million for the same period in 2004.

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

MLO Contingency: We are required to estimate the future payments that will be made related to the MLO interest purchase agreement. The estimation requires us to estimate tonnage shipments and other financial results for over 10 years into the future. Changes to these estimates are likely, and may result in a material change to this liability. For further information, refer to the Consolidated Financial Statements and notes thereto included in the company’s 2004 Annual Report on Form 10-K/A.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains statements concerning certain trends and other forward-looking information within the meaning of the federal securities laws. The words “believe,” “may,” “will,” “estimate,” “assert,” “continue,” “anticipate,” “intend,”

“expect,” and similar expressions identify these forward-looking statements. Such forward-looking statements are subject to uncertainties and factors relating to our operations and business environment and a number of other risks, uncertainties and assumptions, all of which are difficult to predict and many of which are beyond our control. We believe that the following factors, among others, could affect our future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on our behalf:

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

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents cash flows and related weighted average interest rates by the original contracted maturity dates. Weighted average variable rates are based on implied forward LIBOR rates in the yield curve. For 2005 and 2004, the interest rates for the loans under our post-emergence credit facilities are: the revolver is LIBOR plus 2.50% in 2005 (3.50% in 2004); the term A loan is LIBOR plus 3.00% in 2005 (4.00% in 2004); and the term B loan is LIBOR plus 7.00% for 2005 (9.75% in 2004). We do not hold or issue financial instruments for speculative purposes.

	June 30, 2005
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$961	$2,128	$8,796	$103			$11,988	$11,988
Average interest rate	9.71%	9.72%	9.76%	7.00%
Variable rate	$29,023	$1,050	$1,050	$1,050	$1,050	$250,537	$283,760	$283,760
Average interest rate	8.92%	9.80%	9.93%	10.04%	10.21%	10.79%

	December 31, 2004
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$92,166	$2,128	$8,796	$103			$103,193	$103,193
Average interest rate	12.56%	9.72%	9.76%	7.00%
Variable rate	$250,000						$250,000	$250,000
Average interest rate	9.34%

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

Changes in Internal Control Over Financial Reporting

In connection with management’s evaluation, no changes during our second quarter ended June 30, 2005 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Several of our subsidiaries have been and continue to be named as defendants in a large number of cases relating to the exposure of people to asbestos and silica. The plaintiffs in the cases generally seek compensatory and punitive damages of unspecified sums based upon the Jones Act, common law or statutory product liability claims. Some of these cases have been brought by plaintiffs against us (or our subsidiaries) and other marine services companies or product manufacturer co-defendants. Considering our past and present operations relating to the use of asbestos and silica, it is possible that additional claims may be made against us and our subsidiaries based upon similar or different legal theories seeking similar or different types of damages and relief. Management is unable to reasonably estimate our potential exposure to unasserted claims beyond a five-year period.

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

In the fourth quarter of 2004, we entered into settlement agreements between our subsidiary, ON Marine Services Company and certain asbestos tort plaintiffs claiming exposure to an asbestos-containing product, which settlement agreements were approved by the Bankruptcy Court. Management estimates that the settlement payments under the settlement agreements for approximately 17,800 of these claims will aggregate about $53.204 million and will be paid from the insurance trust established pursuant to the Settlement Trust Agreement, made and entered into on August 28, 2003, by and among our subsidiary ON Marine Services Company, underwriters at Lloyd’s and London Market Company Signatories and Wells Fargo Bank Minnesota, N.A. At June 30, 2005, 12,937 filed and un-filed asbestos-related product liability claims were submitted and approved for payment in accordance with the terms of the settlement agreements. The total settlement amount for these 12,937 claims is $39.681 million, which includes a $50,000 settlement for one of the asbestos-related Jones Act claims (further discussed below). Separate from the settlements, approximately 14,605 claims were dismissed without payment. As of June 30, 2005, we were a co-defendant in approximately 53,357 asbestos-related product liability claims.

In the fourth quarter of 2004, we entered into a settlement agreement between our subsidiary, ON Marine Services Company and certain tort plaintiffs to settle substantially all of our asbestos-related Jones Act claims for $1.5 million utilizing insurance trust funds. Our funds will not be used to pay this settlement. The settlement was subject to the Bankruptcy Court’s approval and confirmation of our Plan. An order approving the settlement and confirming the Plan was entered by the Bankruptcy Court on November 17, 2004. As of June 30, 2005, only one of the asbestos-related Jones Act claims had been submitted and approved for payment in the amount of $50,000. At June 30, 2005, we were co-defendant in 783 asbestos-related Jones Act claims.

Management believes that the remaining currently outstanding claims can be satisfied or otherwise resolved within the limits of our remaining available insurance. Management cannot predict whether or not our available insurance will be adequate to cover any and all asbestos claims that arise in the future or that we will have the ability to otherwise successfully defend or resolve such cases. If there are no developments that reduce the impact of asbestos litigation or its costs, our available insurance may be insufficient to cover all future claims, and there could be a material adverse effect on our results of operations, liquidity and financial condition. The severity of this risk cannot be measured, and is highly dependent on the rate of future claims, the costs to defend, settle, or otherwise resolve claims, the length of time to resolve claims and the impact of future legislative or other developments in the asbestos litigation arena. Our ability to fund asbestos settlements or judgments will be subject to the availability of our remaining insurance coverage and to funds from operations, asset sales or capital-raising transactions. Including the impact of the settlements, which have been paid, we have about $235 million of insurance resources available to address both current and future asbestos liabilities.

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

With respect to silica claims, at June 30, 2005, we were a co-defendant in cases involving about 20,444 claimants. During the quarter, we received dismissals in 1,310 claims without payment. We have been and will continue to be responsible for funding a small percentage of all silica settlements and defense costs. We continue to have insurance coverage; however, certain policies have retroactive premiums that will come due if claims accrue to those policies. The premiums are based upon actual and incurred losses and cannot be calculated until losses are incurred. The likelihood of liability for us arising out of these claims is probable.

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

On February 20, 2004, we and our subsidiary, Oglebay Norton Specialty Minerals, Inc., were named in an action filed by the Pueblo of Picuris Indians, in the District Court of Taos County, New Mexico, seeking quiet title to certain land upon which a mica mine is situated in Taos County, New Mexico. The action also includes a claim for money damages for allegations of trespass, denial of access, damage to property and other related claims. On April 27, 2005, we sold to the Pueblo of Picuris Indians certain parcels of land associated with our mica mine located in New Mexico, but excluding the plant site and related operating assets located in Velarde, New Mexico, for a nominal purchase price plus the assumption of all reclamation costs. As a condition to the sale, the suit by the Pueblo of Picuris Indians against the Company has been dismissed with prejudice. Management is still in discussions with other parties to sell the remaining plant site and related operating assets located in Velarde, New Mexico.

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

During the second quarter of 2005, there has been significant discussion of asbestos and silica tort reform. We have closely monitored both federal and state legislative actions, and have participated in the Coalition for Asbestos Reform on the federal level and with the National Industrial Sands Association in efforts to impact legislation. Our view is that the tort system requires reform and we generally support medical criteria bills being enacted at the state level.

On April 19, 2005, asbestos personal injury claims reform legislation was introduced to the United States Senate as Senate Bill 852, the “Fairness in Asbestos Injury Resolution Act of 2005.” The FAIR Act is problematic for us in its present form in that it appears that we would be in the bottom sub-tier of tier 2 companies and we would not receive credit for insurance assets we have relied upon to date. The insurance assets owned by us would be taken away and would not be available to us to use toward our annual contribution amount. In addition, we, as well as other similarly situated well-insured smaller companies, are disproportionately impacted by the proposed legislation in that it requires us to contribute approximately 4% of our 2002 revenue each year, while larger, and often less well-insured companies, will be required to contribute a fraction of one percent of their respective 2002 revenues each year. On April 26, 2005, the Senate Judiciary Committee held a hearing on this bill, and through the Coalition for Asbestos Reform, we were represented. On May 26, 2005 the Senate Judiciary

Committee voted the bill out of Committee to be heard on the Senate floor. The Senate went into summer recess on August 1, 2005 before the bill was introduced onto the Senate floor. Since the legislative process is unpredictable and constantly changing, it is unclear whether the FAIR Act will be enacted with or without significant amendment. If the FAIR Act is enacted in its present form, it would have a material adverse effect on our results of operations, liquidity and financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2005 Annual Meeting of Shareholders of Oglebay Norton Company (the “Company”), held on August 2, 2005, the holders of the Company’s Common Stock, par value $0.01 per share (“Common Stock”), elected three directors and the holders of the Company’s Series A Convertible Preferred Stock, par value $0.01 per share (“Preferred Stock”), elected four directors, each to serve until the Company’s 2006 Annual Meeting of Shareholders and until a successor is elected and qualified. At the meeting, the Company’s shareholders also approved the 2005 Management Stock Plan of Oglebay Norton Company and ratified the selection of Ernst & Young LLP as independent auditors of Oglebay Norton Company for the fiscal year ending December 31, 2005.

Voting for the election of directors, the approval of the 2005 Management Stock Plan of Oglebay Norton Company and the ratification of the selection of Ernst & Young LLP as independent auditors of Oglebay Norton Company for the fiscal year ending December 31, 2005, were as follow:

Vote of the holders of Common Stock:

	FOR	AGAINST	ABSTAIN	BROKER NON VOTE
Proposal 1 – Election of three Directors:
1. DeLyle W. Bloomquist	3,307,569	—	14,144	—
2. Michael D. Lundin	3,307,743	—	13,970	—
3. John P. O’Brien	3,307,569	—	14,144	—

Proposal 2 – Adopt the 2005 Management Stock Plan of Oglebay Norton Company.	1,317,563	430,342	655	1,573,153

Proposal 3 – Ratify the selection of Ernst & Young LLP as independent auditors of Oglebay Norton Company for the fiscal year ending December 31, 2005.	3,317,690	3,493	530	—

Vote of the holders of Preferred Stock;

	FOR	AGAINST	ABSTAIN	BROKER NON VOTE
Proposal 1 – Election of four Directors:
1. Thomas O. Boucher, Jr.	5,936,093	—	1,144,014	—
2. Eugene I. Davis	6,930,347	—	149,760	—
3. Laurence V. Goddard	7,071,747	—	8,360	—
4. Robert H. Kanner	7,071,747	—	8,360	—

Proposal 2 – Adopt the 2005 Management Stock Plan of Oglebay Norton Company.	3,289,932	1,756,064	125,000	1,909,111

Proposal 3 – Ratify the selection of Ernst & Young LLP as independent auditors of Oglebay Norton Company for the fiscal year ending December 31, 2005	7,072,747	7,360	—	—

Proxies were solicited on behalf of the Company by Georgeson and Company, Inc. as set forth in the Company’s definitive proxy statement dated June 27, 2005.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

See Exhibit Index on page 46 which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

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
Julie A. Boland
Vice President and
Chief Financial Officer, on behalf
of the Registrant and as
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10(a)	Amendment No.1, dated June 1, 2005, to Financing Agreement, dated as of January 31, 2005, by and among the Company, certain of its subsidiaries, as borrowers, each subsidiary of the Company that is not a borrower, as guarantors (collectively, the “Loan Parties”), certain lenders from time to time party thereto, Silver Point Finance, LLC, a Delaware limited liability company, as collateral agent and syndication agent as lead arranger, Wells Fargo Foothill, Inc., a California corporation, as administrative agent, and JPMorgan Chase Bank and Bank of America, N. A., each as a documentation agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on June 1, 2005).

10(b)	Amended and Restated Credit Agreement, made as of July 1, 2005, by and among ON Marine Services Company and Oglebay Norton Marine Services Company, L.L.C., a Delaware limited liability company (collectively, “Borrower”) and National City Bank, (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed July 8, 2005).

31(a)	Certification of the Chief Executive Officer, Michael D. Lundin, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification of the Chief Financial Officer, Julie A. Boland, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of the President and Chief Executive Officer, Michael D. Lundin, and the Vice President and Chief Financial Officer, Julie A. Boland, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.