Form 10-Q
period 2005-09-30
OGLEBAY NORTON CO /OHIO/
filed 2005-11-09
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2005

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares of Common Stock, par value $0.01 per share, outstanding at October 31, 2005: 3,600,842.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

Part I. Item 1. FINANCIAL INFORMATION

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Reorganized Company September 30, 2005		Predecessor Company September 30, 2004
	Three months ended	Nine months ended	Three months ended	Nine months ended
NET SALES AND OPERATING REVENUES	$133,334	$334,822	130,396	$322,403

COSTS AND EXPENSES
Cost of goods sold and operating expenses	101,998	258,211	96,929	242,790
Cost of goods sold - inventory fair value adjustment	—	3,039	—	—
Depreciation, depletion, amortization and accretion	9,881	25,352	11,136	27,389
General, administrative and selling expenses	9,812	29,198	10,076	28,494
Post-emergence reorganization items	351	899	—	—
Provision for restructuring and asset impairments	50	74	5,695	7,510

	122,092	316,773	123,836	306,183

OPERATING INCOME	11,242	18,049	6,560	16,220

Reorganization items, net	—	(2,943)	(4,265)	(13,937)
Gain (loss) on disposition of assets	84	311	(13)	(26)
Interest expense	(7,308)	(24,349)	(16,319)	(41,279)
Other income, net	846	1,118	736	5,744

INCOME (LOSS) BEFORE INCOME TAXES	4,864	(7,814)	(13,301)	(33,278)
INCOME TAX EXPENSE (BENEFIT)	25	75	(346)	(1,173)

NET INCOME (LOSS)	$4,839	$(7,889)	(12,955)	$(32,105)

Reconciliation of Net Income (Loss) to Net Income (Loss) Available to Common Shareholders
Net Income (Loss)	$4,839	$(7,889)	$(12,955)	$(32,105)
Undeclared Cumulative Preferred Dividends	(3,349)	(8,678)	—	—

Net Income (Loss) Available to Common Shareholders	$1,490	$(16,567)	$(12,955)	$(32,105)

PER SHARE AMOUNTS—BASIC AND ASSUMING DILUTION:
Net income (loss) per share - basic	$0.41	$(4.67)	$(2.47)	$(6.14)

Net income (loss) per share - assuming dilution	$0.37	$(4.67)	$(2.47)	$(6.14)

See notes to unaudited condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value)

ASSETS

	September 30, 2005	December 31, 2004
	(UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents	$1,598	$17,694

Accounts receivable, net of reserve for doubtful accounts (2005 - $1,647; 2004 - $2,036)	67,324	62,448
Receivable from issuable Preferred Stock	—	84,591
Inventories
Raw materials and finished products	35,533	34,592
Operating supplies	13,032	12,816

	48,565	47,408

Deferred income taxes	3,716	3,719
Prepaid expenses and other current assets	13,211	13,696

TOTAL CURRENT ASSETS	134,414	229,556

PROPERTY AND EQUIPMENT	439,140	439,267
Less allowances for depreciation, depletion and amortization	24,671	—

	414,469	439,267

PREPAID PENSION COSTS	3,073	2,925

OTHER ASSETS	9,806	8,036

TOTAL ASSETS	$561,762	$679,784

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2005	December 31, 2004
	(UNAUDITED)
CURRENT LIABILITIES
Current portion of long-term debt	$20,544	$342,166
Accounts payable	28,623	47,461
Payrolls and other accrued compensation	11,225	13,616
Accrued expenses	14,677	25,177
Accrued interest expense	4,609	12,165
Income taxes payable	389	402

TOTAL CURRENT LIABILITIES	80,067	440,987

LONG-TERM DEBT, less current portion	255,989	11,027
POSTRETIREMENT BENEFITS OBLIGATIONS	64,572	62,176
OTHER LONG-TERM LIABILITIES	46,048	49,674
DEFERRED INCOME TAXES	5,910	5,910

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $0.01 - authorized 30,000 shares; issued 8,500 shares; aggregate liquidation preference $93,677	85	85
Additional paid-in-capital - Preferred Stock	84,914	84,915
Common Stock, par value $0.01 - authorized 90,000; issued 3,601 shares	36	29
Additional paid-in-capital - Common Stock	32,030	24,981
Retained deficit	(7,889)	—

TOTAL SHAREHOLDERS’ EQUITY	109,176	110,010

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$561,762	$679,784

See notes to unaudited condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	Reorganized Company	Predecessor Company
	2005	2004
OPERATING ACTIVITIES
Net loss	$(7,889)	$(32,105)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation, depletion, amortization and accretion	25,352	27,389
Deferred vessel costs	(1,833)	(2,671)
Deferred winter maintenance costs	(1,107)	(2,110)
Deferred income taxes	—	(1,173)
Restructuring and asset impairments	(169)	7,424
Non-cash amortization of financing fees	—	14,570
Reorganization items, net	2,943	13,937
(Gain) loss on disposition of assets	(311)	26
Increase in prepaid insurance	(959)	(2,707)
Decrease (increase) in insurance escrow	4,680	(4,668)
Reinvestment and restricted escrows	(497)	—
Decrease (increase) in cash collateral	825	(2,884)
(Increase) decrease in prepaid pension costs	(148)	1,727
Increase in accounts receivable	(6,539)	(19,072)
Fair market value of inventory adjustment	3,039	—
(Increase) decrease in inventories	(4,736)	156
(Decrease) increase in accounts payable	(15,041)	14,657
(Decrease) increase in payrolls and other accrued compensation	(2,520)	4,217
(Decrease) increase in accrued expenses	(10,361)	2,929
(Decrease) increase in accrued interest	(7,556)	10,223
Increase in postretirement benefits	2,396	2,368
Other operating activities	(1,910)	(7,701)

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(22,341)	24,532

NET CASH USED FOR REORGANIZATION ITEMS	(7,467)	(9,309)

INVESTING ACTIVITIES
Capital expenditures	(14,246)	(17,122)
Proceeds from disposition of assets	15,519	3,029

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	1,273	(14,093)

FINANCING ACTIVITIES
Repayments on debt	(467,927)	(708,609)
Proceeds from preferred stock issuance	85,000	—
Debt borrowings	391,267	734,679
Proceeds from warrant offering and stock options	4,099	—
Financing costs paid	—	(13,147)

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,439	12,923

Change in cash and cash equivalents	(16,096)	14,053

CASH AND CASH EQUIVALENTS, JANUARY 1	17,694	1,137

CASH AND CASH EQUIVALENTS, SEPTEMBER 30	$1,598	$15,190

See notes to unaudited condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PREPARATION

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

Nature of Operations: The Company, headquartered in Cleveland, Ohio, supplies essential natural resources to industrial and commercial customers. The Company has aligned its businesses into three operating segments focused on its key markets served; O-N Minerals Great Lakes Operations (formerly Great Lakes Minerals), which is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines the Company’s O-N Minerals (Michigan), Marine Services, O-N Minerals (Portage) and O-N Minerals (Erie) operations; O-N Minerals Inland Operations (formerly Global Stone), whose lime, limestone fillers, chemical limestone, and construction aggregate businesses operate primarily in the Southeast and Mid-Atlantic regions; and Industrial Sands (formerly Performance Minerals), which mines and processes specialized industrial minerals, primarily high-purity silica sands. This segment reporting structure aligns operations that share business strategies and are related by geography and product mix, and reflects the way management evaluates the operating performance of its businesses. On May 1, 2005, the Company announced that all of its lime and limestone operations would share a common name: O-N Minerals Company. This change was made to better establish the Company’s identity as one company with its customers and vendors. Effective August 1, 2005, an organizational change occurred that resulted in the O-N Minerals (Portage) becoming part of the O-N Minerals Great Lakes Operations segment. For the third quarter 2005 and beyond, we will report O-N Minerals (Portage) as part of the O-N Minerals Great Lakes Operations segment. Also effective in the third quarter 2005, management decided to transfer the recently disposed mica facilities from the Industrial Sands segment and added them to the Corporate and Other segment. All prior periods presented have been adjusted to reflect all these changes.

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

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of Fresh-Start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Since the reorganization value of the assets of the Reorganized Company immediately before the date of confirmation of the Company’s Plan of Reorganization (the “Plan”) was less than the total of all post-petition liabilities and allowed claims, and the holders of old common stock, par value $1.00 per share (the “old common stock”), immediately before confirmation received less than 50 percent of the voting shares of the emerging entity, the Reorganized Company adopted Fresh-Start reporting. Despite a legal emergence from bankruptcy on January 31, 2005, the Company satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004. The Company used December 31, 2004 as the date for adopting Fresh-Start reporting in order to coincide with the Company’s normal financial closing for the month of December. Upon adoption of Fresh-Start reporting, a new reporting entity was created for accounting purposes and the recorded amounts of assets and liabilities have been adjusted to reflect their estimated fair values. Accordingly, the Company’s cash flows and results of operations for periods ending after December 31, 2004 are not comparable to its cash flows or results of operations reflected in its consolidated historical financial statements published before the Company’s emergence from bankruptcy. The Company’s financial information prior to its adoption of Fresh-Start reporting is separated from financial results after emergence by a thick black line, signifying the lack of comparability.

SOP 90-7 requires that financial statements for the period following the Chapter 11 filing through the bankruptcy confirmation date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business, including adjustments to fair value assets and liabilities and the gain on the discharge of pre-petition debt, are reported separately as “Reorganization items, net” in the Predecessor Company’s Consolidated Statement of Operations. The Company incurred $2.943 million and $13.937 million in reorganization items, net in the nine months ended September 30, 2005 and 2004, respectively, primarily related to legal and professional fees.

For the nine months ended September 30, 2005, the line item “Reorganization items, net” excludes the management incentive program expenses, success and commitment fees, other closing costs and adjustments that were paid during the nine months ended September 30, 2005 but were recorded as part of the Fresh-Start reporting year-end adjustments described above. Additionally, the Company incurred $899,000 of post-emergence expenses recorded in the line

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

item “Post- emergence reorganization items” through the nine months ended September 30, 2005 and the amount is included in operating income, but excluded from the measurements used in our debt covenants.

Fresh-Start reporting requires that the reorganization value be allocated to the entity’s net assets in conformity with procedures specified by Statement of Financial Accounting Standards No. 141 “Business Combinations”. The Company engaged independent valuation specialists to assist in determining the fair market value of the Company’s property and equipment, inventory, projected benefit obligations for pensions and accumulated postretirement benefit obligations for retiree health-care benefits. For further information on Fresh-Start adjustments, refer to the Consolidated Financial Statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K/A.

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

The Condensed Consolidated Balance Sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K/A.

NOTE B – INCOME TAX PROVISION

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

NOTE C – ACQUISITIONS AND DISPOSITIONS

On April 6, 2005, the Company sold the Kings Mountain mica operation to Zemex Corporation for $15 million less $800,000, placed in escrow, for working capital adjustments and other purchase contingencies. The Company has received $300,000 from the escrow in the nine months ended September 30, 2005 and the remaining $500,000 was collected on October 14, 2005. The Company recorded a net gain of $73,000 on the sale.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On April 27, 2005, the Company sold certain parcels of land associated with its mica mine located in New Mexico, but excluded the plant site and related operating assets located in Velarde, New Mexico, to the Pueblo of Picuris Indians for a nominal purchase price plus the assumption of all reclamation costs. Management is still in discussions with other parties to sell the remaining plant site and related operating assets located in Velarde, New Mexico.

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

NOTE D – ASSET RETIREMENT OBLIGATIONS

The Company complies with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset.

The Reorganized Company’s asset retirement obligation balance as of September 30, 2005 was $7.466 million and the accretion expense for the three months and nine months ended September 30, 2005 was $124,000 and $383,000, respectively. The Predecessor Company’s asset retirement obligation accretion expense for the three months and nine months ended September 30, 2004 was $117,000 and $367,000, respectively.

NOTE E – DERIVATIVE INSTRUMENTS

The Company recognizes all derivative instruments on the balance sheet at fair value. All interest rate swaps were retired at June 30, 2004.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – RESERVE FOR RESTRUCTURING, ASSET IMPAIRMENTS AND EARLY RETIREMENT

The following represents a movement of the reserve for restructuring, asset impairments and early retirement programs recorded by the Company (in thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total
Reserve at January 1, 2004	$42	$-0-	$754	$796

2004 charge		7,010		7,010
Amounts utilized in 2004		(7,010)		(7,010)
Actual expenditures in 2004	17		(164)	(147)
Provisions and adjustments to prior reserves, net	(28)		464	436

Remaining reserve at December 31, 2004	31	-0-	1,054	1,085

Actual expenditures in 2005	(55)		(188)	(243)
Provisions and adjustments to prior reserves, net	24		50	74

Remaining reserve at September 30, 2005	$-0-	$-0-	$916	$916

During the third quarter of 2004, the Predecessor Company recorded a $5.695 million pre-tax asset impairment charge to further reduce the net book value of the Velarde plant. The impairment indicator was a temporary suspension of operations of the Velarde plant. The Velarde plant was written down to the estimated fair value based on current market offers.

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – INSURANCE TRUST

During 2003, the Company agreed with one of its several insurers to fund a settlement insurance trust (the “Trust”) to cover a portion of settlement and defense costs arising out of asbestos litigation. The Company has access to Trust funds to cover settlements and defense costs and does not anticipate having to use its own funds to cover settlements for the foreseeable future. Additionally, as permitted by the agreement, the Company has used $4.0 million of the Trust’s assets to cover the cost of any insurable or insurance related expenses. During the second quarter 2004, the Company completed settlements with insolvent insurers for $4.668 million for past and future claims and the settlement was recorded in other income.

NOTE H – POSTRETIREMENT BENEFITS

The Company has contributed $1.810 million to its pension plans in the first nine months of 2005. The Company expects to contribute a total of approximately $2.104 million to its pension plans for the full year 2005. The components of net periodic benefit cost are as follows (in thousands):

	Reorganized Company		Predecessor Company
	September 30, 2005		September 30, 2004
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Components of net periodic benefit cost:
Service Cost	$764	$2,069	$747	$1,917
Interest Cost	1,564	4,309	1,639	4,352
Expected return on plan assets	(1,989)	(5,600)	(2,131)	(5,841)
Amortization of prior service cost	—	—	111	242
Recognized net actuarial loss	—	—	535	1,422

Net periodic benefit cost	$339	$778	$901	$2,092

Consistent with other operating expenses, the first quarter and a portion of the second quarter Great Lakes Minerals’ pension expenses are deferred and expensed over the production and sailing seasons, the effect of which was a net deferral of expense of $81,000 and $141,000 at September 30, 2005 and 2004, respectively.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE I – STOCK COMPENSATION

At September 30, 2005, the Company had a stock-based employee compensation plan, the Management Stock Plan.

Management Stock Plan: As of January 31, 2005, the Company implemented the Management Stock Plan to attract, retain and motivate key employees. The terms of the Management Stock Plan were negotiated with the official unsecured creditors’ committee (a statutory committee established to represent the interests of the Company’s unsecured creditors (the “creditors’ committee”)) during the Company’s bankruptcy. A total of up to 1,328,049 shares of common stock, par value $0.01 per share, of the Company (the “common stock”) are available for issuance pursuant to restricted stock and/or stock options granted under the Management Stock Plan. As of January 31, 2005, 264,837 shares of restricted common stock and options to purchase 395,655 shares of common stock, with a strike price of $12.63 per share, were issued and the remaining shares are available for future grants. At September 30, 2005, 263,237 restricted shares and options to purchase 370,348 shares of common stock were outstanding with 694,464 shares available for future grants. Under the Management Stock Plan, the initial grants of restricted stock vest at the rate of 25% per year maturing on July 1, 2008, and the initial stock options vest at the rate of 33 1/3% per year maturing on January 1, 2007. For the options that vested on January 31, 2005, expense was recorded to Reorganization items, net in 2004. Accelerated vesting applies in certain circumstances specified in the plan document, including a change in control or a termination without cause. The Company’s Board of Directors (or a committee of the Board of Directors) determines the awards of restricted stock and options to be granted under the Management Stock Plan. Management believes that the size and terms of the Management Stock Plan are appropriate, within market terms and necessary to achieve the goals of attracting, retaining and motivating key employees.

Prior to January 1, 2005, the Company accounted for stock plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was earned nor any cost recognized in the Unaudited Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying old common stock on the date of grant. Effective January 1, 2005, upon the adoption of Fresh Start reporting, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“Statement 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had not adopted Statement 123(R) and if the Company had continued to account for share-based compensation under Opinion 25 compared to reported basic and diluted net loss per share.

	Reorganized Company 2005		Predecessor Company 2004
(in thousands, except per share amounts)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Net Income (Loss), as reported	$4,839	$(7,889)	$(12,955)	$(32,105)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	102	307	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	—	—

Pro Forma Net Income (Loss)	4,941	(7,582)	(12,955)	(32,105)
Less: Undeclared Cumulative Preferred Dividends	(3,349)	(8,678)	—	—

Net income (loss) available to common shareholders	$1,592	$(16,260)	$(12,955)	$(32,105)

Income (loss) per share:
Basic – as reported	$0.41	$(4.67)	$(2.47)	$(6.14)
Basic – pro forma	$0.44	$(4.58)	$(2.47)	$(6.14)

Diluted – as reported	$0.37	$(4.67)	$(2.47)	$(6.14)
Diluted – pro forma	$0.38	$(4.58)	$(2.47)	$(6.14)

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

	Reorganized Company 2005		Predecessor Company 2004
(in thousands, except per share amounts)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Net Income (loss), as reported	$4,839	$(7,889)	$(12,955)	$(32,105)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	(60)	(182)

Pro Forma Net Loss	$4,839	$(7,889)	$(13,015)	$(32,287)
Less: Undeclared Cumulative Preferred Dividends	(3,349)	(8,678)	—	—

Net income (loss) available to common shareholders	$1,490	$(16,567)	$(13,015)	$(32,287)

Income (loss) per share:
Basic – as reported	$0.41	$(4.67)	$(2.47)	$(6.14)
Basic – pro forma	$0.41	$(4.67)	$(2.48)	$(6.17)

Diluted – as reported	$0.37	$(4.67)	$(2.47)	$(6.14)
Diluted – pro forma	$0.37	$(4.67)	$(2.48)	$(6.17)

Note that the above pro forma disclosures are provided for 2004 because employee stock options were not accounted for using the fair-value method during that period. The Company has presented pro forma disclosures only for 2004 because share-based payments have been accounted for under Statement 123(R)’s fair-value method for all of 2005.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE J – OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the reconciliation of the Company’s net income (loss) to its comprehensive income (loss)—in thousands:

	Reorganized Company		Predecessor Company
	September 30, 2005		September 30, 2004
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Net income (loss)	$4,839	$(7,889)	$(12,955)	$(32,105)

Other comprehensive income (loss):
Derivative instruments:
Gain on derivatives, net of taxes	—	—	—	198
Reclassification adjustments to earnings, net of taxes	—	—	—	570

Total derivative instruments	-0-	-0-	-0-	768

Comprehensive income (loss)	$4,839	$(7,889)	$(12,955)	$(31,337)

NOTE K – LIQUIDATION PREFERENCE AND UNDECLARED CUMULATIVE PREFERRED DIVIDENDS

In the event of the Company’s voluntary or involuntary liquidation, dissolution or wind-up, after payment or provision for payment of debts and other liabilities, holders of outstanding shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company (the “convertible preferred stock”) will be entitled to be paid out of the Company’s assets available for distribution to shareholders (and before any distribution of assets is made to the holders of common stock), $10 per share of convertible preferred stock as adjusted by accreting and adding any dividends on those shares not paid by cash, in accordance with the terms of the convertible preferred stock, plus the amount of any accrued and unpaid dividends, to the date fixed for liquidation, dissolution or wind-up.

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

Holders of the convertible preferred stock are entitled to receive out of the Company’s assets legally available for payment, when, as and if declared by the Board of Directors, preferential dividends on the then-effective liquidation preference, payable quarterly, at an annual rate of 14.8275%. Until January 31, 2008, dividends, whether or not authorized and declared by the Board of Directors, will be deemed paid by accreting and adding the amount of the per share dividend to the then effective liquidation preference of each share of convertible preferred stock. After that date, dividends will be payable in cash, unless the Company is prohibited under statutory law, or by the terms of the post-emergence credit facility, or any credit facility or security refinancing the post-emergence credit facility, from paying cash dividends, in which case the dividends will be deemed paid by accreting and adding the amount of the per share dividend to the then-effective liquidation preference. Dividends on the convertible preferred stock are cumulative.

The convertible preferred stock is not subject to redemption prior to January 31, 2006. However, if the Company’s convertible preferred stock of 8,499,900 shares had converted to common stock on September 30, 2005, the conversion would have resulted in 9,367,659 additional shares of common stock. On or after January 31, 2006, the convertible preferred stock will be redeemable at the Company’s option, in whole or in part, at any time at 110% of the then-effective liquidation preference per share declining to 104% on or after January 31, 2009. The Company is permitted to redeem the convertible preferred stock only if the average trading price of the common stock equals or exceeds $13 for 30 consecutive trading days at any time prior to the date the Company provided the redemption. As of March 22, 2005, this condition had been met.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE L – NET INCOME (LOSS) PER SHARE

The calculation of net income (loss) per share follows (in thousands, except per share amounts):

	Reorganized Company		Predecessor Company
	September 30, 2005		September 30, 2004
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Average Number of shares outstanding:

Average number of shares – basic	3,599	3,551	5,242	5,233
Dilutive effect of stock plan	23	—	—	—
Dilutive effect of convertible securities	9,368	—	—	—

Average number of shares outstanding – assuming dilution	12,990	3,551	5,242	5,233

Net income (loss)	$4,839	$(7,889)	$(12,955)	$(32,105)
Less: Undeclared Cumulative Preferred Dividends	(3,349)	(8,678)	—	—

Net income (loss) available to common shareholders	$1,490	$(16,567)	$(12,955)	$(32,105)

Net income (loss) per share

– basic	$0.41	$(4.67)	$(2.47)	$(6.14)

– assuming dilution	$0.37	$(4.67)	$(2.47)	$(6.14)

For the nine months ended September 30, 2005, 27,270 common shares that were issuable under stock compensation plans and 9,367,659 shares that were issuable upon the conversion of the convertible preferred stock and could dilute earnings per share in the future were not included in earnings per share because to do so would have been anti-dilutive.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE M – INDUSTRY SEGMENTS

In the third quarter of 2005, an organizational change occurred that resulted in the O-N Minerals (Portage) becoming part of the O-N Minerals Great Lakes Operations segment. Also in the third quarter 2005, the mica facilities previously included in the Industrial Sands segment were transferred to the Corporate and Other segment. These changes have been included in all periods presented. The following table sets forth the operating segment information as of and for the three months ended September 30, 2005 and 2004 (in thousands):

	O-N Minerals Great Lakes Operations	O-N Minerals Inland Operations	Oglebay Norton Industrial Sands	Total Operating Segments	Corporate And Other (1)		Consolidated
Reorganized Company
2005
Identifiable assets	$241,261	$193,419	$105,638	$540,318	$21,444		$561,762
Depreciation, depletion, amortization and accretion	5,037	2,611	2,179	9,827	54		9,881
Capital expenditures	1,058	2,214	2,325	5,597	30		5,627
Net sales and operating revenues	$65,000	$42,096	$26,238	$133,334	—		133,334

Operating income (loss), before impairment charge	$7,557	$4,550	$4,966	$17,073	$(5,781	)(2)	11,292
Provision for restructuring and asset impairments					(50)		(50)

Operating income (loss)	7,557	4,550	4,966	17,073	(5,831)		11,242
Gain (loss) on disposition of assets	48		(57)	(9)	93		84
Interest expense					(7,308)		(7,308)
Other income, net					846		846

(Loss) income before income taxes	$7,605	$4,550	$4,909	$17,064	$(12,200)		$4,864

Predecessor Company
2004
Identifiable assets	$294,506	$235,426	$53,840	$583,772	$97,387		$681,159
Depreciation, depletion, amortization and accretion	5,846	3,418	1,285	10,549	587		11,136
Capital expenditures	2,425	2,230	688	5,343	27		5,370
Net sales and operating revenues	$64,170	$39,551	$23,123	$126,844	$3,552		$130,396

Operating income (loss), before impairment charge	$7,981	4,359	4,780	17,120	$(4,865	)(2)	$12,255
Provision for restructuring and asset impairments					(5,695)		(5,695)

Operating income (loss)	7,981	4,359	4,780	17,120	(10,560)		6,560
Reorganization items, net					(4,265)		(4,265)
Gain (loss) on disposition of assets	(15)	2		(13)			(13)
Interest expense					(16,319)		(16,319)
Other income, net					736		736

(Loss) income before income taxes	$7,966	$4,361	$4,780	$17,107	$(30,408)		$(13,301)

(1)	Includes the results of operations of the mica operations (Kings Mountain and Velarde).
(2)	Includes Corporate general, administrative and selling expenses.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the operating segment information as of and for the nine months ended September 30, 2005 and 2004 (in thousands):

	O-N Minerals Great Lakes Operations	O-N Minerals Inland Operations	Oglebay Norton Industrial Sands	Total Operating Segments	Corporate And Other (1)		Consolidated
Reorganized Company
2005
Identifiable assets	$241,261	$193,419	$105,638	$540,318	$21,444		$561,762
Depreciation, depletion, amortization and accretion	10,354	7,509	6,902	24,765	587		25,352
Capital expenditures	4,925	4,082	5,140	14,147	99		14,246
Net sales and operating revenues	$138,828	$121,259	$72,124	$332,211	$2,611		$334,822

Operating income (loss), before inventory fair value adjustment and asset impairment	$14,262	$10,775	$11,385	$36,422	$(15,260	)(2)	$21,162
Inventory fair market value adjustment	(1,294)	(881)	(864)	(3,039)			(3,039)
Provision for restructuring and asset impairments					(74)		(74)

Operating income (loss)	12,968	9,894	10,521	33,383	(15,334)		18,049
Reorganization items, net					(2,943)		(2,943)
Gain on disposition of assets	80	103	35	218	93		311
Interest expense					(24,349)		(24,349)
Other income, net					1,118		1,118

(Loss) income before income taxes	$13,048	$9,997	$10,556	$33,601	$(41,415)		$(7,814)

Predecessor Company
2004
Identifiable assets	$294,506	$235,426	$53,840	$583,772	$97,387		$681,159
Depreciation, depletion, amortization and accretion	11,800	9,913	3,895	25,608	1,781		27,389
Capital expenditures	9,945	5,648	1,297	16,890	232		17,122
Net sales and operating revenues	$130,787	$115,424	$65,549	$311,760	$10,643		$322,403

Operating income (loss), before impairment charge	$13,745	$10,852	$11,998	$36,595	$(12,865	)(2)	$23,730
Provision for restructuring and asset impairments	(1,315)			(1,315)	(6,195)		(7,510)

Operating income (loss)	12,430	10,852	11,998	35,280	(19,060)		16,220
Reorganization items, net					(13,937)		(13,937)
Loss on disposition of assets	(24)	2	(4)	(26)			(26)
Interest expense					(41,279)		(41,279)
Other income, net					5,744		5,744

(Loss) income before income taxes	$12,406	$10,854	$11,994	$35,254	$(68,532)		$(33,278)

(1)	Includes the results of operations of the mica operations (Kings Mountain and Velarde).
(2)	Includes Corporate general, administrative and selling expenses.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE N - RESTRUCTURING OVERVIEW

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

The Company issued and sold an aggregate of 8,500,000 shares of convertible preferred stock for $85 million pursuant to the rights offering conducted by the Company prior to the effective date of the Plan (the “rights offering”) and a commitment agreement, dated as of February 23, 2004, and as amended on June 29, 2004, November 15, 2004, November 23, 2004 and December 20, 2004, among certain holders of the Senior Subordinated Notes, certain third-party accredited investors and the Company (as amended, the “commitment agreement”). The Company used the net proceeds from the issuance and sale of the convertible preferred stock and available cash and borrowings under the post-emergence credit facility to redeem the Senior Secured Notes at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement, dated October 25, 2002. The principal balance of the Senior Secured Notes was $84.677 million at December 31, 2004 and $85.1 million at January 31, 2005. The Senior Secured Notes were redeemed at 106% or $90.206 million on January 31, 2005.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company emerged from bankruptcy on January 31, 2005. There currently is only a limited public trading market for the Company’s common stock and convertible preferred stock. The common stock trades on the over the counter “Pink Sheets” under the symbol OGBY and the convertible preferred stock trades on the over the counter “Pink Sheets” under the symbol OGBYP.

The Company may apply to list the convertible preferred stock and the common stock on the NASDAQ National Market. Such securities did not qualify for listing at the time they were issued, and the Company cannot guarantee that such securities will ever be listed on the NASDAQ National Market. If the Company is not able to list such securities on the NASDAQ National Market, the Company intends to continue to cooperate with any registered broker-dealer who may seek to initiate price quotations for the convertible preferred stock and the common stock on the OTC Bulletin Board. However, the Company cannot guarantee that such securities will continue to be quoted on the OTC Bulletin Board or that an active trading market will exist.

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

NOTE O - SUBSEQUENT EVENT

In October 2005, the Company announced that it intends to sell an idled self-unloading vessel and will use the proceeds of the sale of the vessel to reduce debt. The Company also announced that it has engaged Jefferies & Company, Inc. to assist it in evaluating potential transactions related to the balance of its Great Lakes fleet. The decision to hire an investment banker is in response to recently received expressions of interest. The Company is exploring the possibility of redeploying the capital invested in the remainder of the vessels for the reduction of debt and for capital investments consistent with its strategy. The Company continues to evaluate its non-strategic assets, including the potential sale of individual mining operations.

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

Demand for limestone products correlates with the general economic cycles, principally new construction demand and government spending on highway construction and other infrastructure projects. Vessel transportation on the Great Lakes is also affected by general economic cycles and, more particularly, to construction activity and industrial production in the Great Lakes region. The wide range of end-uses and markets for lime offer some protection from the economic cycles experienced by individual sectors such as the steel industry. Additionally, a high proportion of lime is sold into end-uses that, unlike some construction-related end-uses, have year-round requirements largely unaffected by the weather. In general, demand for our Industrial Sands segment’s products is driven by a number of factors depending on end-use. The most important factors are demand for oil and natural gas, housing starts and golf course construction in the southwestern United States.

Recently, we emerged from bankruptcy, which we entered on February 23, 2004. We filed for bankruptcy to pursue a financial restructuring that would permit us to reduce our indebtedness and provide more financial flexibility to implement our business strategy. We accomplished the goals we established when we started down the restructuring path: preserve the business, achieve a sustainable capital structure, create the most value for creditors, and complete the process in as expedited a manner as possible. The outcome of these accomplishments and improved market conditions can be seen to some extent in our 2004 results. Through the nine months ended September 30, 2005, the trend has continued with an amendment of our credit facility in July 2005.

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

In October 2005, we announced that we agreed to sell an idled self-unloading vessel from our Great Lakes Operations for approximately $4 million and we anticipate a gain of approximately $2 million. We intend to use the proceeds to reduce debt. We announced that we have engaged Jefferies & Company, Inc. to assist us in evaluating potential transactions related to the balance of our Great Lakes Operations vessel fleet. We have considerable capital invested in the vessels that could be redeployed to reduce debt or for capital investments consistent with our strategy.

We are also exploring various alternatives related to our non-strategic assets. These alternatives could include the potential sale of other assets including individual mining operations.

In 2005, our principal sources of funds have been operating revenues generated from operations, cash and cash equivalents and the funds available for borrowing under our post-emergence credit facility. We continue to expect that the sources of funds are sufficient to cover our operating expense, interest expense and capital expenditures. We will continue to focus on cash flow and debt levels throughout 2005. In June 2005, we were able to amend the terms of our revolver, Term A and Term B loans under our post-emergence credit facility, which lowered the margin over LIBOR on each type of loan. For more discussion of these changes, please see our “Discussion of Liquidity.”

Management is evaluating methods for redeeming the convertible preferred stock as soon as January 31, 2006, which is the first date on which redemption is permitted under the terms of the stock. Assuming that the conversion value of the common shares into which the convertible preferred stock may be converted exceeds the redemption payment that would be received, it is likely that the result would be that holders would convert their shares of convertible preferred stock prior to the redemption date. If this were to occur, our cash needs to pay the redemption price would be reduced and the number of outstanding shares of common stock would increase.

Our Plan was confirmed by the Bankruptcy Court on November 17, 2004. The Plan became effective and we legally emerged from Chapter 11 on January 31, 2005. However, we satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004 and, therefore, used December 31, 2004 as the date for adopting fresh-start reporting in order to coincide with our normal financial closing for the month of December. As a result of the bankruptcy proceedings and our subsequent emergence from bankruptcy on January 31, 2005, the defaults under our Syndicated Term Loan, Senior Credit Facility, Senior Secured Notes, Senior Subordinated Notes and Vessel Term Loan were resolved. For a comprehensive discussion of our bankruptcy, refer to the consolidated financial statements and notes thereto included in our 2004 Annual Report on Form 10-K/A.

We issued and sold an aggregate of 8,500,000 shares of convertible preferred stock for $85 million pursuant to the rights offering and the commitment agreement. We used the net proceeds from the issuance and sale of the convertible preferred stock and available cash and borrowings under the post-emergence credit facility to redeem our Senior Secured Notes at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement. The principal balance of the Senior Secured Notes was $84.677 million at December 31, 2004 and $85.1 million at January 31, 2005. The Senior Secured Notes were redeemed at 106% or $90.206 million on January 31, 2005.

Pursuant to the rights offering, holders of our Senior Subordinated Notes claims that were not parties to the commitment agreement purchased an aggregate of 5,139,200 shares of convertible preferred stock at $10 per share for a total purchase price of $51.392 million. Pursuant to the commitment agreement, the subscribers purchased an aggregate of 3,360,800 shares of convertible preferred stock at $10 per share for a total purchase price of $33.608 million. We issued an aggregate of 404,071 shares of common stock at $10 per share for a total purchase price of $4.041 million upon exercise of warrants.

As described above, on January 31, 2005, the Senior Secured Notes were redeemed at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement. However, certain Senior Secured Notes holders filed a lawsuit claiming entitlement to default interest and penalties from the former Senior Subordinated Notes holders based upon an argument that their claims in bankruptcy were subordinate to the claims of the Senior Secured Notes holders. The Bankruptcy Court and the District Court upon appeal ruled in our and the Senior Subordinated Notes holders’ favor on this issue; however, an appeal has been filed by certain Senior Secured Notes holders.

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

We adopted fresh-start reporting effective December 31, 2004. Accordingly, our financial condition and results of operations for periods ending after December 31, 2004 will not be comparable to our financial condition or results of operations reflected in our consolidated historical financial statements published before our emergence from bankruptcy. Our financial information prior to our adoption of fresh-start reporting is separated from financial results after emergence by a thick black line, signifying the lack of comparability.

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

Strategic Overview. We intend to continue to pursue the strategic operating plan we put in place over the last two years, but have been unable to execute fully due to financial issues that we have faced. The strategic operating plan is based on our core competencies of processing, purifying, packaging and providing high quality chemical stone and sand for our customers. We plan to expand our current markets and develop new markets for our limestone and limestone fillers, while maximizing the profitability of our sand, lime and vessel transportation businesses.

Potential Change to Long-Range Plan. As a result of our financial restructuring, our board of directors includes only two directors who were on our board of directors prior to the effective date of the Plan. Five of the directors, who constitute a majority, were designated by holders of the Senior Subordinated Notes who were party to the commitment agreement and who received shares of convertible preferred stock, including one such director who was designated by such holders of the Senior Subordinated Notes who also became holders of common stock. We may make changes, which could be material, to the business, operations and current long-range plan. It is impossible to predict what these changes will be and the impact they will have on the future results of operations and our share prices.

Discussion of Liquidity

Post-Emergence Credit Facility. On January 31, 2005, which was the effective date of the Plan for legal purposes, we and each of our wholly-owned direct and indirect subsidiaries entered into our post-emergence credit facility. We and several of our significant operating companies are borrowers under the post-emergence credit facility, and the remaining subsidiaries guarantee the obligations under the post-emergence credit facility. The maturity date of the obligations under the post-emergence credit facility is January 31, 2010 or such earlier date as prescribed in the post-emergence credit facility. Effective June 1, 2005, we amended the credit facility keeping the amount of the credit agreement unchanged, providing for reduced interest rates on borrowings and modifying certain covenants. As of September 30, 2005, we had outstanding indebtedness of $265.5 million under the post-emergence credit facility, comprised of revolving loans, a term loan A and a term loan B as described below.

The term loan A had an initial principal amount of $105 million. The term loan A bears interest at a floating rate linked to the prime rate or LIBOR, at our option. Currently, the term loan A, or such portion as we may elect to be linked to LIBOR, bears interest at the greater of 5.00% or LIBOR plus 3.00%, and such portion of the term loan A as we may elect to be linked to the prime rate bears interest at the greater of 5.00% or the prime rate plus 0.50%. Principal payments are due in quarterly installments of $262,500, with the first payment due in December 31, 2005, and a final installment of the remaining outstanding principal due on the maturity date of the post-emergence credit facility. The margin over LIBOR and/or the prime rate is 1% lower after the June 1, 2005 amendment. In September 2005, the term loan A was paid down by $7.009 million with proceeds from the Kings Mountain sale, resulting in a $97.991 million balance outstanding at September 30, 2005.

The term loan B had an initial principal amount of $150 million. The term loan B bears interest at a floating rate linked to the prime rate or LIBOR, at our option. Currently, the term B loan, or such portion as we may elect to be linked to LIBOR, bears interest at the greater of 9.00% or LIBOR plus 7.00%, and such portion of the term loan B as we may elect to be linked to the prime rate bears interest at the greater of 11.00% or the prime rate plus 6.50%. The outstanding principal of the term loan B is due on the maturity date of the post-emergence credit facility. The margin over LIBOR and/or the prime rate is 3.25% lower after the June 1, 2005 amendment.

The revolving loans available under the post-emergence credit facility are in an aggregate principal amount not to exceed $55 million (including a sublimit of $20 million for issuance of letter of credit accommodations). Principal amounts of the revolving facility that we repay may be reborrowed in accordance with the terms of the post-emergence credit facility. The revolving loans under the post-emergence credit facility bear interest at a floating rate linked to the prime rate or LIBOR, at our option. Revolving loans linked to the prime rate bear interest at the greater of 4.50% or the prime rate, and revolving loans linked to LIBOR bear interest at the greater of 4.50% or LIBOR plus 2.50%. As of September 30, 2005, $17.496 million was outstanding under the revolving credit facility and $10.8 million in letter of credit accommodations was outstanding. The margin over LIBOR and/or the prime rate is 1% lower after the June 1, 2005 amendment.

Consistent with the original post-emergence credit facility, we are required to pay $3.0 million in January 2006 representing additional interest on these loans, but the June 1, 2005 amendment eliminated this obligation in future years. We have been accruing the expense ratably since emergence to provide for this cash outlay.

We and our subsidiaries are subject to affirmative and negative covenants under the post-emergence credit facility, including periodic financial reporting. We are also subject to financial covenants, including a minimum consolidated earnings before interest, taxes, depreciation and amortization, which is known as EBITDA, fixed charge coverage ratio tests measured for each period of four consecutive fiscal quarters, a leverage ratio (added as a result of the June 1, 2005 amendment) and an annual covenant on capital expenditures. We are in compliance with all such covenants as of September 30, 2005. Our EBITDA, as defined in our credit facility, excludes such items as the fair market value inventory adjustment charge, post-emergence reorganization items, up to $2 million of losses from asset sales and stock incentive compensation awards, while including up to $4 million of gains from asset sales.

Vessel Term Loan. The vessel term loan contains covenants that match the post-emergence credit facility. Semi-annual principal payments from January 15, 2006 through January 15, 2007 range from $994,500 to $1.055 million, increasing yearly with interest at a rate of 9.82%. A final principal payment of $7.65 million is due on July 15, 2007.

Because our debt has a floating rate interest component, we are sensitive to fluctuations in interest rates.

Capital Stock. As of September 30, 2005, 3,600,842 shares of common stock were issued and outstanding, including 2,928,571 shares of common stock and 264,837 shares of restricted common stock issued as of the effective date of the Plan and pursuant to the Plan. One fourth of the restricted stock vested on July 1, 2005. As of the effective date of the Plan, and pursuant to the Plan, record holders of shares of old common stock with allowed interests under the Plan received warrants, exercisable until March 2, 2005, to purchase up to 576,256 shares of common stock at an exercise price of $10 per share. We issued 404,071 shares of common stock at $10 per share for a total purchase price of $4.041 million upon exercise of the warrants. Our second amended and restated articles of incorporation authorize us to issue shares of preferred stock, $0.01 par value per share, in one or more series, with such rights and restrictions and with such additional provisions as our board of directors may determine, including, among other things, voting, dividend, redemption, sinking fund, liquidation and conversion rights and additional restrictions. The convertible preferred stock constitutes a series of the preferred stock and, as of the effective date of the Plan, 8,500,000 shares of convertible preferred stock were issued and outstanding. The annual dividend payable on the convertible preferred stock will be paid at a rate of 14.8275%; this undeclared dividend currently is not paid in cash, but instead accretes as additional liquidation preference. The holders of the convertible preferred stock may convert such shares, including accreted dividends, at any time into shares of common stock. On April 1, 2005, 100 shares of the convertible preferred stock were converted into 102 shares of common stock. In addition, subject to certain conditions that were met on March 22, 2005, the shares of convertible preferred stock are redeemable by us commencing on or after January 31, 2006 at various prices. We are unable to predict whether we will redeem any shares when able to do so. Management is evaluating methods for redeeming the convertible preferred stock as soon as January 31, 2006, which is the first date on which redemption is permitted under the terms of the stock. Assuming that the conversion value of the common shares into which the convertible preferred stock may be converted exceeds the redemption payment that would be received, it is likely that the result would be that holders would convert their shares of convertible preferred stock prior to the redemption date. If this were to occur, our cash needs to pay the redemption price would be reduced and the number of outstanding shares of common stock would increase.

Sources and Uses of Funds. Our principal sources of funds in 2005 are operating revenues, cash and cash equivalents on hand and funds available for borrowing under the post-emergence credit facility. In addition, funds of $4.041 million were obtained in March through the exercise of the warrants and funds of $14.5 million were obtained through the end of third quarter of 2005 upon the sale of a portion of our mica assets. In the mica sale, under the post-emergence credit facility, one half of the proceeds needed to be reinvested either in the business or used to pay down debt within 180 days of closing. In the third quarter of 2005, $7.009 million of these proceeds were used to reduce the term loan A.

Our principal uses of funds are the payment of operating expenses, interest expense and capital expenditures. The seasonality experienced by our Great Lakes Operations reduces our debt requirements at our fiscal year end. During the winter months, the substantial repair work done at our Great Lakes Operations raises our cash requirements and the suspension of operations reduces our cash inflows, leaving our liquidity at reduced levels. Once operations resume in the second quarter, our borrowing needs increase due to working capital requirements to their highest levels around the end of the second quarter. We expect that operating revenues, cash and cash equivalents on hand, and the funds available for borrowing under the post-emergence credit facility will be sufficient to enable us to cover our operating expenses, interest expense on indebtedness and capital expenditures. However, there can be no assurance that such funds will be sufficient to meet our cash requirements on a consolidated basis. In assessing the adequacy of our capital resources, management has made estimates and projections of revenues and expenses which management believes to be reasonable. However, if the anticipated level of revenue is not achieved because of decreased demand for our products or weakness in the overall market for minerals and aggregates, or if expenses exceed the level we contemplate, the current sources of funds may be insufficient to meet our cash requirements in the future. Should any potential adverse developments occur, available capital resources may prove insufficient. In the event that available capital resources are insufficient, we would need to take additional steps to increase revenues, curtail expenses, sell assets or raise additional capital. There is no assurance that these approaches would be successful, and even if successful, these approaches could trigger other adverse effects on our business or the operating results or financial condition.

Discussion of Financial Condition

We emerged from bankruptcy on January 31, 2005. Currently, there is only a limited public trading market for our common stock and convertible preferred stock. Shares of our common stock are quoted on the “Pink Sheets” under the symbol “OGBY.” Shares of our convertible preferred stock are quoted on the “Pink Sheets” under the symbol “OGBYP.”

Due to the seasonal nature of certain aspects of our business, especially our Great Lakes Operations segment, the operating results and cash flows for the first nine months of the year are not necessarily indicative of the results to be expected for the full year.

Our operating activities used cash of $22.341 million in the first nine months of 2005 compared with the first nine months of 2004, which provided cash of $24.532 million. The cash used in operating activities during the first nine months of 2005 was primarily the result of the net loss for the period and significant decreases in accounts payable, accrued expenses and accrued interest due to our emergence from bankruptcy and the lifting of the Bankruptcy Court imposed stay on pre-petition liabilities. In 2005, we paid $7.467 million for reorganization items compared with $9.309 million paid in 2004.

Capital expenditures were $14.246 million in the first nine months of 2005 compared with $17.122 million for the same period in 2004. During the nine-month period ended September 30, 2005, expenditures for replacement of existing equipment totaled $8.176 million, while expansion projects received funding of $6.070 million, with no amounts expended for quarry development. As part of our accounting policy changes in fresh-start reporting, we changed our method of accounting for quarry development costs. These costs are now inventoried as part of normal production and expensed into cost of goods sold as inventory is sold. During the nine-month period ended September 30, 2004, capital expenditures for replacement of existing equipment, expansion projects and quarry development totaled $12.682 million, $2.426 million and $2.014 million, respectively. Full-year capital expenditures for 2005 are expected to approximate $21 million. Included in the total capital expenditure amount for 2005 is $3.227 million for a wet plant capital project for the Industrial Sands segment. This project is estimated to provide improvement in the form of increased feedstock production, which will enable the operations at the Brady, Texas location to produce higher quantities of frac sand. The first phase of this project was completed and became functional in September 2005.

During the first nine months of 2005, our debt repayments exceeded additional borrowings by $76.660 million compared with the first nine months of 2004, when additional borrowings exceeded debt repayments by $26.070 million. Historically, additional borrowings exceed debt repayments during the first nine months of the year because of the seasonal nature of many of our businesses. However, due to our emergence from bankruptcy and the payment of the Senior Secured Notes with the $85.0 million proceeds from the convertible preferred stock offering pursuant to the Plan, the debt repayments in the first nine months of 2005 are significantly higher than usual. In addition, we received $4.041 million in proceeds from the exercise of the warrants pursuant to the Plan. The 2004 financing costs were related to our initial debtor-in-possession credit facility and our second debtor-in-possession credit facility.

While cash resources and availability under our post-emergence credit facility have seasonal limitations that need to be managed, the proceeds received from the exercise of the warrants of $4.041 million and the April sale of a portion of the mica operations for $14.5 million net of immediate cash (after the escrow) have improved our present liquidity position. A portion of these proceeds was used to reduce our term loan A by $7.009 million.

We did not declare a cash dividend in the nine months ended 2005. Our previous credit facilities prohibited the payment of cash dividends, and we paid no dividends on the old common stock in 2004. Subject to certain restrictions described below, we are required to pay dividends on the convertible preferred stock pursuant to its terms (see “Note K – Liquidation Preference and Undeclared Cumulative Preferred Dividends”). However, we have not paid and do not anticipate paying any dividends on the common stock in the foreseeable future.

We may be constrained from paying dividends by statutory limitations. Generally, we are not able to pay dividends if the payment would exceed the surplus of assets minus liabilities or if we are insolvent or would be rendered insolvent.

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

On April 6, 2005, we sold the Kings Mountain mica operation to Zemex Corporation for $15 million less $800,000, placed in escrow, for working capital adjustments and other purchase contingencies. We received $300,000 from the escrow in the nine months ended September 30, 2005 and the remaining $500,000 was collected on October 14, 2005. We recorded a net gain of $73,000 on the sale.

On April 27, 2005, we sold certain parcels of land associated with our mica mine located in New Mexico, but excluding the plant site and related operating assets located in Velarde, New Mexico, to the Pueblo of Picuris Indians for a nominal purchase price plus the assumption of all reclamation costs. Management is still in discussions with other parties to sell the remaining plant site and related operating assets located in Velarde, New Mexico.

Discussion of Contingencies

For a comprehensive discussion of our contingencies, refer to “Part II. - Other Information, Item 1. Legal Proceedings.”

As of September 30, 2005, we were a co-defendant in approximately 47,645 asbestos-related product liability claims. At September 30, 2005, 14,229 filed and unfiled asbestos-related product liability claims were submitted and approved for payment in accordance with the terms of settlement agreements. The total settlement amount for these 14,229 claims is $41.546 million. Separate from the settlements, approximately 17,884 claims were dismissed without payment.

At September 30, 2005, 532 of the asbestos-related Jones Act claims had been submitted and approved for payment in the amount of $1.192 million. At September 30, 2005, we were a co-defendant in 271 asbestos-related Jones Act claims.

With respect to silica claims, at September 30, 2005, we were a co-defendant in cases involving about 19,630 claimants. During 2005, we received dismissals in 3,048 claims without payment and we settled 18 claims for $533,500. We have been and will continue to be responsible for funding a small percentage of all silica settlements and defense costs. We continue to have insurance coverage; however, certain policies have retroactive premiums that will come due if claims accrue to those policies. The premiums are based upon actual and incurred losses and cannot be calculated until losses are incurred. The likelihood of liability for future silicosis claims is probable, but the potential amounts are not estimable.

During the third quarter of 2005, discussion of federal and state asbestos and silica tort reform continued. We have closely monitored both federal and state legislative actions, and have participated in the Coalition for Asbestos Reform on the federal level and with the National Industrial Sands Association in efforts to impact legislation. Our view is that the tort system requires reform and we generally support medical criteria bills being enacted at the state level.

On April 19, 2005, asbestos personal injury claims reform legislation was introduced to the United States Senate as Senate Bill 852, the “Fairness in Asbestos Injury Resolution Act of 2005.” The FAIR Act is problematic for us in its present form in that it appears that we would be in the bottom sub-tier of tier 2 companies and we would not receive credit for insurance assets we have relied upon to date. The insurance assets owned by us would be taken away and would not be available to us to use toward our annual contribution amount. In addition, we, as well as other similarly situated well-insured smaller companies, are disproportionately impacted by the proposed legislation in that it requires us to contribute approximately 4% of our 2002 revenue each year, while larger, and often less well-insured companies, will be required to contribute a fraction of one percent of their respective 2002 revenues each year. On April 26, 2005, the Senate Judiciary Committee held a hearing on this bill, and through the Coalition for Asbestos Reform, we were represented. On May 26, 2005, the Senate Judiciary Committee voted the bill out of Committee to be heard on the Senate floor. The Senate went into summer recess on August 1, 2005 before the bill was introduced onto the Senate floor. In October, Senate leadership announced that the bill will not likely be introduced onto the Senate floor until late January 2006. Since the legislative process is unpredictable and constantly changing, it is unclear whether the FAIR Act will be enacted with or without significant amendment. If the FAIR Act is enacted in its present form, it would have a material adverse effect on our results of operations, liquidity and financial position.

Discussion of Results of Operations for the Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004

Great Lakes Operations quarry markets continue to be challenged with soft demand in several aggregate markets and delayed shipments in the iron ore/steel markets. We are seeing the demand for material serving the iron ore/steel markets beginning to strengthen as the end of the shipping season approaches. O-N Inland Operations markets have been stable and the Industrial Sands markets continue to be strong across the majority of our products. Lower contributions from revenues, increased energy costs across the Company, and increased maintenance expenses in the Inland Operations continue to negatively affect operating income. In addition, the sale of the mica facilities earlier this year reduced sales by $3.552 million from the prior year’s quarter.

Our net sales and operating revenues increased $2.938 million or 2% to $133.334 million in the third quarter of 2005 compared to $130.396 million in the third quarter of 2004. The Industrial Sands, Inland Operations and Great Lakes Operations segments accounted for the net sales and operating revenue increase in the 2005 period with gains of approximately $3.115 million, $2.545 million and $830,000 respectively, partly offset by lower net sales of $3.552 million in the Corporate and Other segment related to the shutdown and sale of the mica facilities. The Great Lakes Operations segment revenues increased 1% because we had an additional vessel sailing, increased pass-through of freight revenues that resulted in the higher vessel revenue and increased aggregate pricing that was offset by lower tonnage at our Michigan and Erie operations. The Inland Operations segment had increased net sales and revenues from increased freight revenue and increased aggregate sales due to pricing. Our Industrial Sands segment experienced increased revenues related to the energy, construction, recreational and glass markets.

Operating income for the third quarter of 2005 was $11.242 million; $4.682 million or 71% higher than the $6.560 million operating income reported in the third quarter of 2004. The primary contributor to the increase in operating income is the net reduction of restructuring and asset impairment of $5.645 million. This reduction was partially offset by $351,000 of post-emergence reorganization items in the third quarter 2005. Operating income for the three operating segments in the third quarter of 2005 was $17.073 million and $17.120 million in the third quarter of 2004.

Net income for the third quarter of 2005 was $4.839 million or income of $0.37 per share of common stock on a fully diluted basis. This compares to the net loss of $12.955 million, or loss of $2.47 per share of the old common stock, assuming full dilution, in the three months ended September 30, 2004. The improvement in the current period was primarily attributable to a decrease in interest expense of $9.011 million, a reduction in the provision for restructuring and asset impairments of $5.645 million, a net reduction in the reorganization items of $3.914 million and lower depreciation expense that was partly offset by higher energy and maintenance costs included in cost of goods sold.

On May 1, 2005, we announced that all of our lime and limestone operations would share a common name, O-N Minerals Company. This change was made to better establish our identity as one company with our customers and vendors. The Global Stone segment will be called O-N Minerals Inland Operations and the Great Lakes Minerals segment will be called O-N Minerals Great Lakes Operations. Effective August 1, 2005 an organizational change occurred that resulted in the O-N Minerals (Portage) becoming part of the O-N Minerals Great Lakes Operations segment. For the third quarter 2005 and beyond, we will report O-N Minerals (Portage) as part of the O-N Minerals Great Lakes Operations segment. Also, effective with the third quarter 2005, the mica facilities previously included in Industrial Sands were transferred to the Corporate and Other segment.

Great Lakes Operations

The Great Lakes Operations segment net sales and operating revenue increased $830,000 or 1.3% to $65.000 million for the third quarter of 2005 from $64.170 million for the third quarter of 2004. The increase was primarily attributable to an increase of $2.306 million in the vessel fuel revenue pass-throughs, an additional vessel sailing and the grinding expansion at our Portage facility that was partly offset by decreased limestone tons sold out of the Michigan (8%) and Erie (26%) operations.

Cost of goods sold and operating expenses for the Great Lakes Operations segment were $50.383 million for the three months ended September 30, 2005 compared with $48.340 million for the same period in 2004, an increase of $2.043 million or 4%. Costs of goods sold and operating expenses, as a percentage of net sales and operating revenues, were 78% in the third quarter of 2005 compared to 75% in the same period of 2004. Cost of goods sold increased as a percentage of net revenues primarily due to higher energy costs and maintenance costs, which are described in more detail below.

Operating income for this segment for the three months ended September 30, 2005 was $7.557 million as compared with $7.981 million for the same period in 2004. Operating income was 12% of net sales and operating revenues for both the three months ended September 30, 2005 and 2004. Operating income decreased primarily due to higher energy and deferred winter maintenance costs, offset by lower pension and retiree costs, lower active healthcare costs and lower depreciation. Energy costs, primarily diesel fuel, totaled 19% of net revenues compared to 15% in the third quarter of 2004. Overall, energy costs increased by 33%, which was partially offset by fuel surcharges. Amortization of deferred winter maintenance expense increased by 19% quarter over quarter to 10% of net revenues from 9% of net revenues in the third quarter 2004. Due to fresh start adjustments, depreciation decreased by approximately 14% from the third quarter 2004 to the third quarter 2005.

Inland Operations

Net sales for the Inland Operations segment increased $2.545 million, or 6%, to $42.096 million for the three months ended September 30, 2005 from $39.551 million in the same period of 2004. The increase in revenues was primarily attributed to increases in contracted freight and increases in pricing in the aggregates markets including an over 10% increase in the northern Virginia area. Contracted freight, most specifically at our James River facility, increased by 18% to 23% of revenues in the third quarter 2005 from 21% in the third quarter 2004.

Cost of goods sold for the Inland Operations segment totaled $33.512 million in the three months ended September 30, 2005 compared with $29.808 million in the same period of 2004, an increase of $3.704 million, or 12%. For the three months ended September 30, 2005, cost of goods sold, as a percentage of net sales, increased to 80% from 75% in the same period in the prior year primarily due to higher energy and maintenance costs and higher costs related to fresh-start reporting. Energy costs, mainly for coal and natural gas, increased 23% to 19% of net revenues from 16% of net revenues in the third quarter 2004. Maintenance costs, primarily for the lime kiln at our Strasburg, Virginia facility, increased by 15% to 8% of net revenues from 7% of net revenues in the third quarter of 2005. During fresh-start reporting, we changed our accounting for quarry development and are now expensing the costs related to stripping upon fresh start reporting. In the third quarter 2005, stripping at Inland Operations was $739,000 which was capitalized in prior years.

The segment contributed $4.550 million to operating income for the three months ended September 30, 2005, compared with $4.359 million in the same period of 2004. The $191,000 or 4% increase in operating income for the three months ended September 30, 2005 was primarily attributable to higher revenues and lower depreciation expense offset by higher energy and maintenance costs and the elimination of capitalized stripping costs, as described above. Depreciation expense decreased by 24% quarter over quarter as a result of fresh-start reporting.

Industrial Sands

The Industrial Sands segment had net sales of $26.238 million for the three months ended September 30, 2005, an increase of $3.115 million, or 13%, from the net sales of $23.123 million for the same period of 2004. The segment experienced increased revenues related to: improved pricing and product mix in the proppant market; increased tonnage of 20% and pricing of 3% in the California construction market; higher contracted freight revenue of 17%; increased tonnage of 66% in the recreational sand market; and higher selling prices of 13% in the glass sand markets.

Cost of goods sold and operating expenses for the Industrial Sands segment was $18.014 million for the three months ended September 30, 2005, which was $2.169 million or 14% higher than the $15.845 million in the same period of 2004. Cost of goods sold as a percentage of net sales was 69% for both the three months ended September 30, 2005 and 2004. Energy costs (primarily natural gas) increased 15% but remained constant at 11% of net revenues in the three months ended September 30, 2005 compared to the same period in 2004.

Operating income for the Industrial Sands segment increased by $186,000 or 4% to $4.966 million for the three months ended September 30, 2005 compared with $4.780 million for the same period of 2004. Increased revenues were offset by increased depreciation related to the fresh-start property adjustments. As a result of the fresh-start reporting, we obtained market value appraisals on all of our assets from independent third-party valuation specialists. These appraisals indicated a market value on the assets of the Industrial Sands segment higher than the recorded book value. As such, assets were written up to their fair market value resulting in an increase in depreciation of $894,000 for the three months ended September 30, 2005.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense was $9.881 million for the three months ended September 30, 2005 compared with $11.136 million for the same period of 2004. This decrease resulted from the impact of fresh start reporting, including the elimination of capitalized quarry development and its associated amortization and the sale of the mica operations.

General, Administrative and Selling Expenses

Total general, administrative and selling expenses were $9.812 million for the three months ended September 30, 2005 compared with $10.076 million for the three months ended September 30, 2004. General, administrative and selling expenses decreased slightly from quarter to quarter as the expenses as a percentage of net sales and operating revenue were 7% and 8% in the third quarters of 2005 and 2004, respectively. The lower expenses were due to lower insurance expense and lower pension costs partly offset by higher legal and professional fees.

Other

Interest expense was $7.308 million in the three months ended September 30, 2005, a $9.011 million decrease compared to $16.319 million for the three months ended September 30, 2004. Several factors contributed to the net decrease in the interest expense. In the three months ended September 30, 2005, we did not have any amortization of deferred financing fees, as all amounts were charged to predecessor company expense as required by fresh-start reporting, compared with amortization of $6.565 million of financing fees in the same period in 2004. Interest on bank debt was $7.072 million in the three months ended September 30, 2005 compared with $9.665 million in the same period of 2004. The remainder of interest expense was related to capital leases and accretion on the interest purchase agreement dated as of April 14, 2000 (the “MLO interest purchase agreement”), by and among the Company, Johnson Mining Inc., The Cary Mining Company, Inc., Michigan Minerals Associates, Inc. and Michigan Limestone Operations Limited Partnership, as amended or modified, liability and notes payable.

The post-emergence reorganization items representing legal and professional fees associated with the bankruptcy petition filing and its related activities that totaled $351,000 for the three months ended September 30, 2005 were included in income from operations in the third quarter of 2005. The reorganization items recorded below operating income were $4.265 million for the same period in 2004.

Discussion of Results of Operations for the Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004

Our net sales and operating revenues increased $12.419 million, or 4%, to $334.822 million in the nine months ended September 30, 2005 compared to $322.403 million in the nine months ended September 30, 2004. The Great Lakes Operations, Inland Operations and Industrial Sands segments accounted for the net sales and operating revenue increases in the period with gains of approximately $8.041 million, $5.835 million and $6.575 million, respectively. The Great Lakes Operations segment has benefited from an additional vessel sailing, increased fuel surcharges and increased shipping days. Demand softened in several aggregate markets and delayed shipments in the iron ore and steel markets has challenged this segment throughout the year. The iron ore and steel markets appear to be strengthening as the end of the shipping season approaches. The Inland Operations segment had increased net sales and revenues from increased contracted freight revenue and increased pricing in the quicklime and aggregate markets. Our Industrial Sands group continues to benefit from pricing and tonnage increases in the energy market with proppant sands. In addition, the segment experienced increased revenues related to the construction, glass and foundry markets. These increases were offset by the sale of the Kings Mountain, North Carolina operation in April 2005 and the shutdown of the Velarde, New Mexico operations in September 2004 that are included in the Corporate and Other segment.

Operating income for the first nine months of 2005 was $18.049 million, $1.829 million or 11% higher than the $16.220 million operating income reported in the same period a year ago. Operating income for the three operating segments in the first nine months of 2005 was $33.383 million or $1.897 million or 5% lower than operating income of $35.280 million in the first nine months of 2004. The current year operating earnings included a $3.039 million increase in cost of goods sold resulting from the inventory fair market value adjustment as part of fresh-start reporting. Fresh-start reporting required us to record our inventory at fair value, which is the estimated selling price less the sum of the cost to sell plus a reasonable profit margin. The adjustment represents the incremental value (fair market value write up) of the inventory sold to third parties in the first and second quarter of 2005. The current year period also had $899,000 of post-emergence reorganization costs, increased fuel costs and higher maintenance expenses.

In addition, in the first nine months of 2004, we recorded a $1.315 million impairment charge related to the exit and sublease of the Cleveland Marine Services office, $500,000 for exit costs related to previously shutdown abrasives facilities and $5.695 million asset impairment related to the mica operations compared with $74,000 in restructuring charges expensed in the first nine months of 2005.

The net loss for the first nine months of 2005 was $7.889 million, which represents a loss of $4.67 per share of common stock on a fully diluted basis. This compares to the net loss of $32.105 million, or $6.14 per share of the predecessor company common stock, assuming full dilution, in the nine months ended September 30, 2004. The net loss decrease of $24.216 million in the current period is primarily attributable to a decrease in interest expense of $16.930 million, a net reduction in the reorganization items of $10.095 million offset partly by the decreased other income resulting from the $4.668 million of an insurance settlement recovery in June 2004 and the inventory fair value adjustment of $3.039 million in the 2005 period. Income tax expense of $75,000 was recorded in the 2005 period compared to an income tax benefit of $1.173 million in the 2004 period.

Great Lakes Operations

The Great Lakes Operations segment net sales and operating revenue increased $8.041 million or 6% to $138.828 million for the first nine months of 2005 from $130.787 million for the first nine months of 2004. The increase was primarily attributable to an additional vessel sailing, an increase of $3.792 million in the vessel fuel revenue pass-throughs, additional sailing days and increased pricing at the Michigan quarry operations which was partially offset by decreased aggregate tons sold out of the Michigan and Erie operations of 3% and 20%, respectively.

Cost of goods sold and operating expenses for the Great Lakes Operations segment were $109.239 million for the nine months ended September 30, 2005 compared with $99.310 million for the same period in 2004, an increase of $9.929 million, or 10%. Costs of goods sold and operating expenses, as a percentage of net sales and operating revenues, were 79% in the first nine months of 2005 and 76% in the same period of 2004. Cost of goods sold for the first nine months included a fair market value adjustment related to inventory of $1.294 million. In addition, cost of goods sold was negatively impacted by higher energy and maintenance expenses. Energy costs, primarily diesel fuel, increased by 35% to 20% of net revenues compared to 15% of net revenues in 2004. Amortization of deferred winter maintenance expense, primarily related to the winter maintenance performed on our vessels and the additional vessel sailing in the current year, increased by 20%.

For the nine months ended September 30, 2005, operating income increased $538,000 or 4% to $12.968 million as compared with $12.430 million for the same period in 2004. In 2004, we recorded a $1.315 million impairment charge related to the exit and sublease of the Cleveland Marine Services office. In the first half of 2005, we recorded a $1.294 million fair market value adjustment related to inventory. Management believes that excluding the impairment charge and the fair market value adjustment provides a better comparison of quarter-to-quarter operating results. Excluding these charges, operating income for the nine months ended September 30, 2005 and 2004 was 9% and 10%, respectively of net sales and operating revenues. The increase in operating income in the first nine months of 2005 was due to increased revenues offset by increased energy costs and increased maintenance expenses as described above.

Inland Operations

Net sales for the Inland Operations segment increased $5.835 million, or 5%, to $121.259 million for the nine months ended September 30, 2005 from $115.424 million in the same period of 2004. In the nine months ended September 30, 2005, contracted freight revenues were 13% higher than for the same period of 2004 and accounted for 23% of total revenues. In 2005, this segment benefited from increased revenues due to a 13% average price increase for quicklime and price increases in the northern Virginia aggregate markets.

Cost of goods sold and operating expenses for the Inland Operations segment totaled $98.339 million in the nine months ended September 30, 2005 compared with $88.533 million in the same period in 2004, an increase of $9.806 million or 11%. Cost of goods sold, as a percentage of net sales for the nine months ended September 30, 2005 increased to 81% from 77% in the same period in the prior year. Cost of goods sold increased primarily due to increased energy, stripping and maintenance costs, as well as, the fair market inventory adjustment of $881,000. Energy costs, from coal, diesel fuel and electricity, increased 23% to 19% of net revenues from 16% in the nine months ending September 30, 2004. The stripping costs in the 2005 period which were capitalized in 2004, were $2.766 million. Higher kiln maintenance expenses at Strasburg and St. Clair and higher mill maintenance at James River, increased total maintenance expenses by 8%.

The segment contributed $9.894 million to operating income for the nine months ended September 30, 2005, compared with $10.852 million in the same period of 2004. The $958,000 or 9%

decrease in operating income in the nine months ended September 30, 2005 was primarily attributable to higher energy costs, the elimination of capitalized stripping costs and the fair market inventory adjustment noted above partly offset by increased revenues, an inventory build in 2005, and decreased depreciation expense.

Industrial Sands

For the nine months ended September 30, 2005, the Industrial Sands segment had net sales of $72.124 million an increase of $6.575 million, or 10%, from the net sales of $65.549 million for the same period of 2004. Improved pricing and mix of 9% for proppant sands, improved pricing of 7% and higher tonnage of 6% in the building materials market, increased prices in the industrial markets, higher contracted freight revenues and increased prices of 15% in the glass sand markets contributed to the revenue improvement.

For the nine months ended September 30, 2005, cost of goods sold and operating expenses for the Industrial Sands segment was $51.196 million, a $5.248 million or 11% increase from $45.948 million in the same period of 2004. Cost of goods sold as a percentage of net sales was 71% and 70% for the nine months ended September 30, 2005 and 2004, respectively. The changes in operating margin were primarily attributable to the inventory fair market value adjustment of $864,000, higher energy and maintenance costs partially offset by improved pricing. Energy costs, primarily diesel fuel and natural gas, increased 14% but remained constant at 11% of net revenues. Maintenance costs increased by 18% but remained constant at 7% of net revenues for the nine month ended September 30, 2004 and 2005.

Operating income for the Industrial Sands segment was $10.521 million for the nine months ended September 30, 2005 compared with $11.998 million for the same period of 2004. The operating income decrease of $1.477 million or 12% was due primarily to the 77% increase in depreciation related to the fresh-start property adjustments. As a result of the fresh-start reporting, we obtained market value appraisals on all of our assets from an independent third-party valuation specialist. These appraisals indicated a market value on the assets of the Industrial Sands segment higher than the recorded book value. As such, assets were written up to their fair market value resulting in an increase in the depreciation of $3.007 million for the nine months ended September 30, 2005. In addition, operating income was reduced further by the inventory fair market value adjustment noted above and the higher energy and maintenance costs. These reductions were offset by the improvements seen in sales to the energy markets.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense was $25.352 million for the nine months ended September 30, 2005 compared with $27.389 million for the same period of 2004. Although we adopted fresh-start reporting and the recorded amounts of assets and liabilities have been adjusted to reflect their estimated fair values, depreciation, depletion, amortization and accretion expense appears comparable from year to year as it represents 8% of total net sales and operating revenues in both the nine months ended September 30, 2005 and 2004. However, in the nine months ended September 30, 2005, Industrial Sands experienced a significant increase in depreciation due to the required fair market value adjustments to the fixed assets due to the application of fresh-start reporting at December 31, 2004. This increase was offset by decreases resulting from the elimination of capitalized quarry development and its associated amortization as part of our accounting policy adjustments for fresh-start reporting.

General, Administrative and Selling Expenses

Total general, administrative and selling expenses were $29.198 million for the nine months ended September 30, 2005 compared with $28.494 million for the nine months ended September 30, 2004. General, administrative and selling expenses appear comparable from quarter to quarter as a percentage of net sales and operating revenue was 9% in both the 2005 and 2004 periods. Increased legal and professional fees and stock compensation award expense were partly offset by lower insurance expense, reduced pension expense and lower accruals for incentive compensation.

Other

Interest expense was $24.349 million in the nine months ended September 30, 2005, a $16.930 million decrease compared to $41.279 million for the nine months ended September 30, 2004. Several factors contributed to the net decrease in the interest expense. In the nine months ended September 30, 2005, we did not have any amortization of deferred financing fees, as all amounts were written off as required by fresh-start reporting, compared with $10.930 million of amortization of financing fees in the same period in 2004. Interest on bank debt was $23.738 million in the nine months ended September 30, 2005 compared with $28.970 million in the same period of 2004. Due to the expiration of the derivative instruments in June 2004, there was no interest on hedges in 2005 compared with $1.274 million in the same period of 2004. The remainder of interest expense was related to capital leases, accretion on the interest purchase agreement dated as of April 14, 2000.

The reorganization items represent legal and professional fees associated with the bankruptcy petition filing and its related activities. These items totaled $2.943 million for the nine months ended September 30, 2005 as compared to $13.937 million for the same period in 2004. Post-emergence reorganization items of $899,000 were incurred in the third quarter of 2005 and were included in income from operations.

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

MLO Contingency: We are required to estimate the future payments that will be made related to the MLO interest purchase agreement. The estimation requires us to estimate tonnage shipments and other financial results for over 10 years into the future. Changes to these estimates are likely, and may result in a material change to this liability. For further information, refer to the Consolidated Financial Statements and notes thereto included in our 2004 Annual Report on Form 10-K/A.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding our financial instruments that are sensitive to changes in interest rates was disclosed in the 2004 Annual Report on Form 10-K/A filed by us on April 6, 2005 and as amended on August 5, 2005.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents cash flows and related weighted average interest rates by the original contracted maturity dates. Weighted average variable rates are based on implied forward LIBOR rates in the yield curve. For 2005 and 2004, the interest rates for the loans under our post-emergence credit facilities are: for the revolver, LIBOR plus 2.50% in 2005 (3.50% in 2004); for the term A loan, LIBOR plus 3.00% in 2005 (4.00% in 2004); and for the term B loan, LIBOR plus 7.00% for 2005 (9.75% in 2004). We do not hold or issue financial instruments for speculative purposes. Also for 2005, the interest rates in the table below exclude consideration of the accrued $3,000,000 interest fee payable in January 2006.

	September 30, 2005
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$1,858	$2,128	$6,957	$103			$11,046	$11,046
Average interest rate	9.71%	9.70%	9.74%	7.00%
Variable rate	$17,759	$1,050	$1,050	$1,050	$1,050	$243,528	$265,487	$265,487
Average interest rate	9.48%	10.03%	10.05%	10.13%	10.24%	10.96%

	December 31, 2004
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$92,166	$2,128	$8,796	$103			$103,193	$103,193
Average interest rate	12.56%	9.72%	9.76%	7.00%
Variable rate	$250,000						$250,000	$250,000
Average interest rate	9.34%

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

Changes in Internal Control Over Financial Reporting

In connection with management’s evaluation, no changes during our third quarter ended September 30, 2005 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the fourth quarter of 2004, we entered into settlement agreements between our subsidiary, ON Marine Services Company and certain asbestos tort plaintiffs claiming exposure to an asbestos-containing product, which settlement agreements were approved by the Bankruptcy Court. Management estimates that the settlement payments under the settlement agreements for approximately 17,800 of these claims will aggregate about $53.204 million and will be paid from the insurance trust established pursuant to the Settlement Trust Agreement, made and entered into on August 28, 2003, by and among our subsidiary ON Marine Services Company, underwriters at Lloyd’s and London Market Company Signatories and Wells Fargo Bank Minnesota, N.A. At September 30, 2005, 14,229 filed and unfiled asbestos-related product liability claims were submitted and approved for payment in accordance with the terms of the settlement agreements. The total settlement amount for these 14,229 claims is $41.546 million. Separate from the settlements, approximately 17,884 claims were dismissed without payment. As of September 30, 2005, we were a co-defendant in approximately 47,645 asbestos-related product liability claims.

In the fourth quarter of 2004, we entered into a settlement agreement between our subsidiary, ON Marine Services Company and certain tort plaintiffs to settle substantially all of our asbestos-related Jones Act claims for $1.5 million utilizing insurance trust funds. Our funds will not be used to pay this settlement. The settlement was subject to the Bankruptcy Court’s approval and confirmation of our Plan. An order approving the settlement and confirming the Plan was entered by the Bankruptcy Court on November 17, 2004. As of September 30, 2005, 532 of the asbestos-related Jones Act claims had been submitted and approved for payment in the amount of $1.192 million. At September 30, 2005, we were a co-defendant in 271 asbestos-related Jones Act claims.

Management believes that the remaining currently outstanding claims can be satisfied or otherwise resolved within the limits of our remaining available insurance. Management cannot predict whether or not our available insurance will be adequate to cover any and all asbestos claims that arise in the future or that we will have the ability to otherwise successfully defend or resolve such cases. If there are no developments that reduce the impact of asbestos litigation or its costs, our available insurance may be insufficient to cover all future claims, and there could be a material adverse effect on our results of operations, liquidity and financial condition. The severity of this risk cannot be measured, and is highly dependent on the rate of future claims, the costs to defend, settle, or otherwise resolve claims, the length of time to resolve claims and the impact of future legislative or other developments in the asbestos litigation arena. Our ability to fund asbestos settlements or judgments will be subject to the availability of our remaining insurance coverage and to funds from operations, asset sales or capital-raising transactions. Including the impact of the settlements which have been paid, we have about $250 million of insurance resources available to address both current and future asbestos liabilities.

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

With respect to silica claims, at September 30, 2005, we were a co-defendant in cases involving about 19,630 claimants. During the quarter, we received dismissals in 3,048 claims without payment. We have been and will continue to be responsible for funding a small percentage of all silica settlements and defense costs. We continue to have insurance coverage; however, certain policies have retroactive premiums that will come due if claims accrue to those policies. The premiums are based upon actual and incurred losses and cannot be calculated until losses are incurred. The likelihood of liability for future silicosis claims is probable but the potential amounts are not estimable.

The exposure of persons to silica and the accompanying health risks have been and continue to be significant issues confronting the industrial minerals industry in general, and specifically our Industrial Sands segment. Proposed changes to standards for exposure to silica are under review by the United States Occupational Safety and Health Administration. This review could result in more stringent worker safety standards or, in the alternative, requirements for additional action on the part of silica users regarding lower permissible exposure limits for silica. More stringent worker safety standards or additional action requirements, including the costs associated with these revised standards or additional action requirements, and actual or perceived concerns regarding the threat of liability, or health risks, including silicosis, associated with silica use, may affect the buying decisions of the users of our silica products. If worker safety standards are made more stringent, if we are required to take additional action regarding lower permissible exposure limits for silica, or if our customers decide to reduce their use of silica products based on actual or perceived health risks or liability concerns, our operating results, liquidity and capital resources could be materially adversely affected. The extent of any material adverse effect would depend on the nature and extent of the changes to the exposure standards, the cost of meeting and our ability to meet more stringent standards, the extent of any reduction in our customer’s use of our silica products and other factors that cannot be estimated at this time.

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

During the third quarter of 2005, there has been significant discussion of asbestos and silica tort reform. We have closely monitored both federal and state legislative actions, and have participated in the Coalition for Asbestos Reform on the federal level and with the National Industrial Sands Association in efforts to impact legislation. Our view is that the tort system requires reform and we generally support medical criteria bills being enacted at the state level.

On April 19, 2005, asbestos personal injury claims reform legislation was introduced to the United States Senate as Senate Bill 852, the “Fairness in Asbestos Injury Resolution Act of 2005.” The FAIR Act is problematic for us in its present form in that it appears that we would be in the bottom sub-tier of tier 2 companies and we would not receive credit for insurance assets we have relied upon to date. The insurance assets owned by us would be taken away and would not be available to us to use toward our annual contribution amount. In addition, we, as well as other similarly situated well-insured smaller companies, are disproportionately impacted by the proposed legislation in that it requires us to contribute approximately 4% of our 2002 revenue each year, while larger, and often less well-insured companies, will be required to contribute a fraction of one percent of their respective 2002 revenues each year. On April 26, 2005, the Senate Judiciary Committee held a hearing on this bill, and through the Coalition for Asbestos Reform, we were represented. On May 26, 2005 the Senate Judiciary Committee voted the bill out of Committee to be heard on the Senate floor. The Senate went into summer recess on August 1, 2005 before the bill was introduced onto the Senate floor. In October, Senate leadership announced that the bill will not likely be introduced onto the Senate floor until late January 2006. Since the legislative process is unpredictable and constantly changing, it is unclear whether the FAIR Act will be enacted with or without significant amendment. If the FAIR Act is enacted in its present form, it would have a material adverse effect on our results of operations, liquidity and financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this Item 4 was previously reported on the Company’s Form 10-Q for the quarter ended June 30, 2005.

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
Julie A. Boland
Vice President and
Chief Financial Officer, on behalf
of the Registrant and as
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Oglebay Norton Company 2005 Executive Bonus Plan, dated October 3, 2005 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on October 5, 2005.)

10.2	Amended and Restated Credit Agreement, made as of July 1, 2005, by and among ON Marine Services Company and Oglebay Norton Marine Services Company, L.L.C., a Delaware limited liability company (collectively, “Borrower”) and National City Bank (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed July 8, 2005).

31.1	Certification of the Chief Executive Officer, Michael D. Lundin, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, Julie A. Boland, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of the President and Chief Executive Officer, Michael D. Lundin, and the Vice President and Chief Financial Officer, Julie A. Boland, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.