Form 10-K
period 2005-12-31
OGLEBAY NORTON CO /OHIO/
filed 2006-03-17
CIK 1129981

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number: 000-32665

Oglebay Norton Company

(Exact name of Registrant as specified in its charter)

Ohio	34-1888342
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

North Point Tower 1001 Lakeside Avenue, 15th Floor Cleveland, Ohio	44114-1151
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (216) 861-3300

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $0.01 Par Value	Series A Convertible Preferred Stock $0.01 Par Value

Indicate by check mark if the Registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant at June 30, 2005 was $39,996,542.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

Number of Shares of Common Stock outstanding at March 10, 2006: 3,601,842.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains statements concerning certain trends and other forward-looking information within the meaning of the federal securities laws. The words “believe,” “may,” “will,” “estimate,” “assert,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions identify these forward-looking statements. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment and a number of other risks, uncertainties and assumptions, including those described in “Risk Factors”, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) the effectiveness of the Company having restructured its debt to provide adequate liquidity to sufficiently improve the Company’s financial position; (2) the Company’s ability to complete its cost reduction initiatives; (3) weather conditions, particularly in the Great Lakes region, flooding, and/or water levels; (4) fluctuations in energy, fuel and oil prices; (5) fluctuations in integrated steel production in the Great Lakes region; (6) fluctuations in Great Lakes and Mid-Atlantic construction activity; (7) economic conditions in California or population growth rates in the southwestern United States; (8) the outcome of periodic negotiations of labor agreements; (9) changes in the demand for the Company’s products due to changes in technology; (10) the loss, insolvency or bankruptcy of major customers, insurers or debtors; (11) difficulty in hiring sufficient staff that is appropriately skilled and licensed, particularly for the vessel operations; (12) changes in environmental laws; (13) an increase in the number and cost of asbestos and silica product liability claims filed against the Company and its subsidiaries and determinations by a court or jury against the Company’s interest; (14) the insolvency of insurers, the effects of any coverage litigation with insurers or the adequacy of insurance; (15) changes in Federal or State law with respect to asbestos or silica product liability claims; and (16) risks related to the low trading volume of the Company’s stock and the possibility of the Company de-registering its common and convertible preferred stock with the United States Securities and Exchange Commission.

The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should also consult the risk factors listed from time to time in the Company’s other Securities and Exchange Commission filings.

ITEM 1.	BUSINESS

A.    (1)    Oglebay Norton Company

The Company mines, processes, transports and markets industrial minerals and aggregates. The Company owns strategically located, proven long-life reserves of high-quality limestone and industrial sand and owns related mineral extraction equipment, processing plants and transportation equipment, including marine vessels and docks, trucks, railway lines and equipment. With these assets, the Company serves a broad customer base primarily in four major categories: building materials, energy, environmental and industrial. The Company’s mission is to be the minerals company that processes, purifies, packages and provides high quality chemical stone and sand for its customers, rewards the work of its employees and creates sustained long-term value for its investors. The Company enjoys a significant market share in each of the core markets, benefiting from long-term relationships with market-leading customers, many of whom have multi-year purchase contracts with the Company. The primary North American Industry Classification System (NAICS) codes for the Company are 21231, 21232 and 48311.

On January 31, 2005, the Company and all of its direct and indirect wholly owned subsidiaries emerged from protection under Chapter 11 of the United States Bankruptcy Code pursuant to the Company’s Plan of Reorganization (the “Plan”). The Plan became effective and the Company legally emerged from Chapter 11 on January 31, 2005 (the “Effective Date”). However, the Company satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004 and, therefore, used December 31, 2004 as the date for adopting Fresh-Start reporting in order to coincide with the Company’s normal financial closing for the month of December. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Overview—Bankruptcy Overview” for further discussion.

The Company has aligned its businesses into three reporting segments that share business strategies, are related by geography and product mix and reflect the way management evaluates the operating performance of the businesses. The operations are reported as: O-N Minerals Great Lakes Operations, O-N Minerals Inland Operations and Industrial Sands:

•	O-N Minerals Great Lakes Operations mines and distributes limestone from three facilities located in northern Michigan, processes limestone from a location in Indiana and has a bulk commodity dock in Pennsylvania. It also holds one of the largest fleets of self-unloading vessels on the Great Lakes, which at December 31, 2005 was comprised of 10 vessels, operates two trans-loading dock facilities, and provides transportation services for limestone, as well as for coal and iron ore. One of the 10 self-unloading vessels was sold in March 2006.

•	O-N Minerals Inland Operations mines and processes limestone and manufactures lime at five operations in the mid-Atlantic and southeastern United States.

•	Industrial Sands mines and processes industrial sands at six operations located in Ohio, Colorado, Texas and California.

The Company believes that it is one of the five largest suppliers of lime and in the top twenty of the largest suppliers of limestone in the United States. The Company also believes that it is the third largest supplier of industrial sands in the United States.

For the fiscal years ended December 31, 2005, 2004 and 2003, the Company generated consolidated net sales and operating revenues of approximately $440 million, $421 million and $391 million, respectively. As of December 31, 2005 and 2004, the Company had approximately $651 million and $861 million, respectively, in assets and $538 million and $751 million, respectively, in liabilities on a consolidated book basis. At December 31, 2005, the Company’s workforce consisted of approximately 1,500 employees (excluding vessel relief employees), of which 42% were covered by collective bargaining agreements.

In 2005, the Company also announced that it had engaged Jefferies & Company to assist in the evaluation of potential transactions related to its Great Lakes fleet. The decision to hire an investment banker is in response to recently received expressions of interest. The Company is exploring the possibility of redeploying the capital invested in vessels for the reduction of debt and for capital investments consistent with its strategy.

Additional information relating to the financial and operating data on a segment basis is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II hereof and in Note B and Note K to the consolidated financial statements contained in Part II hereof. For a description of revenues and other financial information by geographic region, see Note K to the consolidated financial statements contained in Part II hereof.

(2)	Business Strategy

During 2005, the Company operated in four primary end-markets with the following approximate gross revenue percentages: building materials (42%), industrial (30%), energy (18%), and environmental (10%). The Company’s strategy is to enhance its market leadership position and maximize profitability and cash flows through the following actions:

Capitalize on the Company’s strategic location and ownership of quality limestone reserves in the Great Lakes region.    The strategic location of the Company’s limestone reserves on the Great Lakes allows the Company to leverage logistics services and delivery of its limestone to customers in the Great Lakes region. The Company mines, processes and transports limestone to its own docks or directly to customers on a delivered cost per ton basis at highly competitive rates. This can be accomplished by means of long-term contracts.

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

B.	Principal Products and Services

(1)	O-N Minerals Great Lakes Operations Segment

The Company’s O-N Minerals Great Lakes Operations segment mines limestone at three operations with a total of four quarries located in northern Michigan and distributes it throughout the Great Lakes region. Limestone from the mines is also processed by an operation in Indiana. All of these quarries have access to the

Great Lakes and ship a majority of their output via bulk freighters. The segment holds one of the largest reserves of metallurgical and chemical quality high-calcium carbonate and dolomitic limestone in the world and distributes these reserves on one of the largest fleets of self-unloading vessels on the Great Lakes. The fleet, which at December 31, 2005 was comprised of 10 vessels, provides transportation services for limestone as well as for coal and iron ore. One of the 10 vessels was sold in March 2006. Additionally, the segment operates (1) dock terminals in Cleveland, Ohio, and Erie, Pennsylvania, which are important points of distribution on the Great Lakes, and (2) a sand dredging operation in Erie, Pennsylvania.

Industry

Limestone accounts for about three-quarters of crushed stone production in the United States. Crushed limestone has five primary end uses: construction aggregates and building materials, chemical and metallurgical processes, cement and lime manufacturing, environmental and agricultural. As transportation costs are significant in this industry, competition is limited based on geography. The chemical make-up of limestone varies by deposit, resulting in certain quarries having limited ability to meet performance specifications of certain end uses, such as flue gas desulphurization in coal fired power plants and for scrubbers in waste-to-energy incineration. Products from the O-N Minerals Great Lakes Operations segment are used primarily as aggregate for construction of schools, hospitals, shopping centers and highways; as an environmental cleaning agent for flue gas desulphurization, waste water treatment and soil stabilization; and as an essential chemical component in the manufacture of steel, paper and glass.

In general, demand for crushed limestone correlates with general economic cycles, principally new construction demand and government spending on highway construction and other infrastructure projects. The segment’s long-lived mineral reserves and processing facilities allow capacity to meet increased demand during up-turns in general economic activity. Demand for vessel transportation on the Great Lakes is also related to general economic cycles and more particularly to construction activity and industrial production in the Great Lakes region. The business in the O-N Minerals Great Lakes Operations segment is seasonal. It is affected by weather conditions, such as the waterways freezing over, the closing/opening of the locks between the Great Lakes, and water levels of the Great Lakes and rivers. These factors cause the actual number of days of operation to vary each year. Annually, the locks are required by law to close on January 15 and re-open around March 25, unless otherwise prescribed by the U.S. Coast Guard. Management believes that the overall Great Lakes shipping market in which the Company’s fleet competes operated at less than full capacity in 2001 through 2005 after approaching full capacity for the prior five years.

Operations

The O-N Minerals Great Lakes Operations segment had three operations that have four open pit quarries, a limestone processing facility in Indiana, 10 self-unloading vessels, two dock facilities and had access to several additional docks on the Great Lakes as of December 31, 2005. The Company assesses mineral reserves at all of its quarries and mines utilizing external consulting geologists and mining engineers. The large reserves of the O-N Minerals Great Lakes Operations segment have been extensively mapped, and this mapping is regularly updated to provide the customer with specified, consistent-quality product. Limestone is extracted from the quarries by traditional drilling and blasting techniques. Following extraction, trucks or trains are used to deliver the “as-blasted” limestone to a primary crusher. It is then processed through several stages of crushing and screening to size products that can be sold as chemical limestone or aggregates.

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

The majority of the transportation services of the Company’s vessel fleet are conducted between U.S. ports on the Great Lakes. The largest vessels in the fleet transport primarily coal and iron ore. Smaller vessels can be scheduled with more flexibility and tend to be better suited to transport limestone. The Company operated its vessels over the past four years under a pooling agreement with American Steamship Company, which maintains a fleet of 11 modern, self-unloading Great Lakes vessels comparable in size to the Company’s fleet. The agreement combines the operations and customers of the two fleets to achieve more efficient overall operations and better customer service. With the pooling of vessels, the Company realizes improved trade patterns for all cargo, including limestone, resulting in more efficient deployment and reduced delays across the combined fleet and better service to the customers of both companies. The agreement provides for the coordination of dispatch and other fleet operations but does not involve any transfer of assets. This agreement was terminated in January 2006. In March 2006, the company sold one of its 10 vessels.

The O-N Minerals Great Lakes Operations segment operates a bulk material dock facility in Cleveland, Ohio, under an agreement with the Cleveland-Cuyahoga County Port Authority through March 2017. The dock facility operates throughout the year, receiving cargo from Great Lakes vessels, storing it as needed, and transferring it for further shipment via rail or water transportation. In 2003, the Port Authority concluded the relocation of an automated vessel loader to the dock facility. The new loader enables the Company to trans-load iron ore pellets from its larger vessels to smaller vessels for delivery up the Cuyahoga River to a major customer. As a result of the vessel loader project, the Port Authority has postponed prior plans to construct a new access road that will enable the facility to trans-ship cargoes by truck as well as rail and water. If the access road is constructed, the Company expects that the new road will enable limestone delivery by truck, expanding its ability to serve the limestone market. It is uncertain at this time when the Port Authority will resume plans for the access road construction.

The O-N Minerals Erie operation maintains an inventory; with the majority of its product received from the segment’s quarries in Michigan via marine vessel to a bulk materials dock in Erie, Pennsylvania, for distribution into local markets. The operation has a vessel that dredges sand from Lake Erie, which is screened and sold into local markets as a filler in concrete and other construction applications. Additionally, the Erie dock is a distribution point for other products including salt and coke breeze. O-N Minerals Erie expands the geographic scope of the segment to the northwest Pennsylvania and western New York regions.

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

For 2005 and 2004, the Company estimates that approximately 85% of the tonnage hauled by the vessel fleet was shipped pursuant to multi-year contracts. The Company estimates that, for 2005, industrial, building materials, energy and environmental customers accounted for approximately 42%, 33%, 19% and 6%, respectively, of this business segment’s revenue.

In 2005, iron ore shipments accounted for approximately 38% of the fleet’s revenues, compared to 51% and 48% in 2004 and 2003, respectively. Coal accounted for approximately 41% of the fleet’s revenues in 2005 compared with 32% in 2004 and 36% in 2003. Shipments of limestone accounted for an estimated 17% of the fleet’s revenues in 2005 and 2004, compared with approximately 16% in 2003. Shipments of grain accounted for an estimated 4% of the fleet’s revenues in 2005. Approximately 69% and 71% of the limestone transported by the pooled fleet in 2005 and 2004, respectively, came from the segment’s quarries.

Competition

The building materials and construction aggregate industry in North America is highly fragmented. Many active operations are small scale or wayside locations operated by state or local governments, usually to meet the requirements of highway contracts in more remote locations. There also are a number of large companies in the industry, including Vulcan Materials Corporation, Martin Marietta Materials Inc. and Lafarge Corporation, whose operations are often centered on a particular geographic region. The Company’s O-N Minerals Great Lakes Operations operations are centered on the Great Lakes region in this fashion and compete primarily with Lafarge Corporation, which has facilities in the same geographic region. Given that transportation costs represent a significant portion of the overall cost of lime and limestone products, competition generally occurs among participants in close geographic proximity. Additionally, the scarcity of high-purity limestone deposits for which the required zoning, extraction and emission permits can be obtained serves to limit competition from startup operations within this limestone market. The physical characteristics and purity of the limestone can be a distinguishing competitive factor for chemical limestone and price is an important factor for both chemical limestone and construction aggregate.

The most important competitive factors impacting the segment’s marine transportation services are price, customer relationships and customer service. Management believes that customers are generally willing to continue to use the same carrier assuming such carrier provides satisfactory service with competitive pricing. The Company’s fleet directly competes only among U.S. flag Great Lakes vessels because of the U.S. federal law known as the Jones Act. The Jones Act requires that cargo moving between U.S. ports be carried in a vessel that was built in the United States, has a U.S. crew, and is owned (at least 75%) by U.S. citizens or corporations. As a result, Canadian-flagged Great Lakes vessels or foreign-flag oceanic vessels do not carry dry bulk cargo between U.S. ports. Moreover, the size limitation imposed by the Welland Canal prevents large oceanic vessels from entering the Great Lakes. The competitive landscape has remained relatively stable over the last ten years. There were approximately 57 and 58 U.S. flag vessels in service in 2005 and 2004, respectively. In November 2005, the Company sold an idled self-unloading vessel and used the proceeds of the sale of the vessel to reduce debt and in March 2006 sold one additional vessel. In 2005, the Company also announced that it had engaged Jefferies & Company, Inc. to assist it in evaluating potential transactions related to the balance of its Great Lakes fleet. The decision to hire an investment banker is in response to recently received expressions of interest. The Company is exploring the possibility of redeploying the capital invested in the remainder of the vessels for the reduction of debt and for capital investments consistent with its strategy.

(2)	O-N Minerals Inland Operations Segment

Through a series of transactions in 1998, 1999 and 2000, the Company acquired businesses that now form its O-N Minerals Inland Operations segment. These operations supply lime, crushed and ground limestone, construction aggregates and chemical limestone to a broad customer base in a variety of industries. The segment’s products are used primarily as a filler in building materials, as an environmental cleaning agent for flue gas desulphurization, waste water treatment and soil stabilization, as a chemical in steel-making, paper-making and glass-making and as an aggregate for construction of highways, shopping centers, hospitals and schools.

Industry

Lime is a value-added product derived from limestone, and is widely used in a variety of manufacturing processes and industries, including iron and steel, pulp and paper, chemical, air purification, sewage, water and waste treatments, agricultural and construction. The wide range of end-uses and markets for lime offers some protection from the economic cycles experienced by individual sectors such as the steel industry. Additionally, a high proportion of lime is sold into end-uses that, unlike some construction-related end-uses, have year-round requirements largely unaffected by the weather. Limestone accounts for about three-quarters of crushed stone production in the United States. Transportation costs can be significant in this industry; therefore, competition is limited based on geography. Additionally, many of these applications require stone with specific chemical composition and a high degree of reactivity. Crushed limestone has five primary end uses: construction aggregates and building materials; chemical and metallurgical processes; cement and lime manufacturing; environmental and agricultural purposes. High-purity chemical limestone like that processed by the segment may be processed into value-added products, such as lime or limestone fillers, or sold as chemical limestone for use in manufacturing products as diverse as poultry feed mixtures, fiberglass and roofing shingles. Fillers, which are finely ground limestone powders, are used in a wide range of manufacturing processes including vinyl flooring, carpet backing, adhesives, sealants and joint compound.

Operations

The Company’s O-N Minerals Inland Operations business segment produces products for the following primary end uses: construction aggregates and building materials, environmental, chemical and metallurgical processes, cement and lime manufacturing, and agricultural. The segment has five lime and/or limestone operations in North America that collectively extract and process high-purity limestone. These operations are primarily centered in northwest Georgia and along the Interstate 81 corridor from southern Pennsylvania through Virginia and Tennessee. The Company sold its St. Clair lime operation in December 2005.

The segment currently operates eight open pit quarries and three underground mines. Limestone is extracted from the quarries and mines by traditional drilling and blasting techniques. In an open pit quarrying operation, the high-purity limestone is often covered by an overburden of construction grade limestone that must first be removed. This overburden is used whenever possible to produce construction aggregates, usually in a dedicated crushing plant, in order to offset the overall cost of extracting high-purity limestone. Following extraction, trucks are used to deliver the “as-blasted” limestone to a primary crusher. It is then processed through several stages of crushing and screening to size products that are saleable as chemical limestone and aggregates or ready for further processing into lime, fillers and other value-added products. The Company assesses mineral reserves at all of its quarries and mines utilizing external consulting geologists and mining engineers.

High-purity limestone is processed into lime by heating it in a kiln. At December 31, 2005, the Company believes its daily lime production capacity was approximately 2,000 tons. The capacity over a 24-hour period cannot be projected over a full calendar year because kilns require regular planned outages for maintenance and equipment and are subject to unplanned outages customary with any mechanical plant. Typically, a kiln will operate between 92% and 96% of the available hours in any year. High-purity limestone is processed into fillers through grinding into coarse, medium or fine grades. The segment primarily competes in coarse ground filler products used in the manufacture of roofing shingles and carpet backing.

Customers

In general, demand for lime and limestone correlates to general economic cycles, principally new construction demand, population growth rates and government spending on highway construction and other infrastructure projects, which affect the demand for our customers’ products and services. This business segment has a broad customer base covering all sectors of the demand for lime and limestone. These customers vary by the type of limestone products they demand: lime, chemical limestone or construction aggregate. The Company estimates that building materials, industrial and environmental customers accounted for approximately 62%, 21% and 17%, respectively, of this business segment’s revenue for 2005.

Transportation cost represents a significant portion of the overall cost of lime and limestone. As a result, the majority of lime and limestone production is sold within a 500-mile radius of the producing facility, while aggregates tend to be sold within a 50-mile radius. At certain of the segment’s locations asphalt manufacturing customers have located their processing plants on the Company’s property. The Company believes that its O-N Minerals Inland Operations lime and limestone operations are strategically located near major markets for its products and that it holds a significant share of these markets.

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

Lime is primarily purchased under annual contracts. For many customers, the cost of lime is quite small in comparison to their overall production costs. For 2005, the Company estimates that it was the fifth-largest producer of lime in North America, with the eight largest producers accounting for approximately 80% of total industry capacity. The Company’s business segment accounted for approximately 4% of the total North American market. The four largest companies with which the Company competes are privately owned. The most important competitive factors are the inherent quality and characteristics of the lime, price and ability to meet spikes in demand.

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

(3)	Industrial Sands Segment

The Company’s Industrial Sands business segment is engaged in the mining and processing of high-purity silica sands. The segment’s businesses are focused on markets where excellent technical service and support are important to customers. Additionally, the segment’s businesses share common end-use markets in building materials and a geographic focus on the southwestern United States. The Company believes that the segment is the third-largest producer of industrial sands in the United States.

Industrial Sands’ products include: (i) proppant sands, which are used by oil and gas well service and exploration companies in the well fracturing process to hold rock structures open; (ii) specialty construction/industrial sands, which are used in the construction industry; (iii) silica flour used in the manufacture of building materials such as roofing shingles, stucco, mortar and grout, and in fiberglass and ceramics; (iv) whole grain sands and silica flour used in glass-making; (v) recreational sands, which are used in the construction of golf courses and other recreation fields, as well as in general landscaping applications; (vi) foundry sands, which are used in ferrous and non-ferrous metal die casting; (vii) filtration sands, which are used in liquid filtration systems; and (viii) coated sand for industrial abrasive uses.

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

In general, demand for Industrial Sands’ products is driven by a number of factors depending on end use. The three most important factors are demand for oil and natural gas, housing starts, and golf course construction activity in the southwestern United States where most of the Company’s industrial sand facilities are located. Oil and gas usage correlates with demand from oil and gas drilling service companies for fracturing, or proppant sands, which is the largest single market for the Company’s industrial sands. Housing starts correlate with demand for building materials such as joint compound, paint, roofing shingles and grout, which are important end-uses for industrial sands. Demand for sand used in golf course construction and maintenance relates primarily to southern California locations.

Operations

The Industrial Sands segment has six operations, three of which having strategically located, long-lived reserves of high-purity industrial sands. Three of the segment’s operations function as distribution and/or processing points and are supplied by either the segment’s quarries or by third parties. The segment’s operations are located in Ohio, Texas, Colorado and California.

The industrial sands operations include five open pit sand quarries with integrated processing plants and/or remote processing plants. In an industrial sand quarry, the extracted sand is first washed to remove impurities like clay and dirt. The sand is then dried, screened and separated into different gradations. At certain of the facilities, the sand is also pulverized into powder for use in ceramic and other applications. All of the segment’s industrial sands operations have highway access and four have railway access.

Customers

The segment has a broad customer base for its many industrial sands. The Company has a long relationship with the majority of its large customers in this segment. Industrial sands customers participate in the oil and gas well service, building materials, glass, fiberglass, ceramic, foundry, filtration, and golf course and recreational industries.

For bulk industrial sands materials, transportation cost represents a significant portion of the overall cost, and the majority of production is sold within a 200-mile radius of the producing facility. In contrast, for proppant sands, transporting the materials long distances is not economically prohibitive because of their high unit value. Proppant sands are transported throughout the entire North American continent to satisfy current supply needs. The Company estimates that the energy, building materials, industrial and environmental markets accounted for approximately 46%, 28%, 20% and 6%, respectively, of the business segment’s total revenue for 2005.

Competition

Competition is not limited to participants in close geographic proximity. However, the scarcity of high-purity sand deposits for which the required zoning and extraction permits can be obtained serves to limit competition. Management estimates that the Company is the third-largest industrial sand producer in the country and the leader in the southwestern U.S. market. The principal competition comes primarily from three companies: Unimin Corp., U.S. Silica Co., a wholly-owned subsidiary of Better Minerals, Inc., and Fairmount Minerals Ltd. The most competitive factors include the inherent physical characteristics of the sand, price and ability to meet spikes in demand.

C.	Environmental, Health and Safety Considerations

The Company is subject to various environmental health and safety laws and regulations imposed by federal, state and local governments. The Company is continually updating its long-term environmental, health and safety initiatives to achieve the goal of no losses to people, properties or processes, and no damage to the environment. During the year 2005, the Company has incurred and may, in the future, be responsible for certain expenses related to closures of former operations, including those for applicable reclamation of land to its original condition or to a condition as may be required by contract or law.

D.	Employees

At December 31, 2005, the Company employed approximately 1,500 people, not including temporary relief workers, of whom 315 were salaried employees. Approximately 42% of the Company’s employees are unionized, and the Company is party to eleven collective bargaining agreements with various labor unions. The Company believes that it maintains good relations with each of these unions. The collective bargaining agreement that expired during 2005 was ratified without any work stoppages. In 2006, two collective bargaining agreements representing approximately 130 employees will expire. Management expects to be able to negotiate new contracts with these labor unions.

ITEM 1A.	RISK FACTORS

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

Risks Related to Our Financing and Recently Completed Reorganization

We emerged from Chapter 11 reorganization and have a history of recent losses.

We sought protection under Chapter 11 of the Bankruptcy Code in February 2004. We incurred net losses of $2.336 million, $106.075 million and $33.192 million during the three fiscal years ended December 31, 2005, 2004 and 2003, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Selected Historical Consolidated Financial Data.”

Our equity ownership and Board of Directors was replaced in connection with our reorganization. While our current senior management has concentrated on refining our business strategy, there can be no assurance that we will attain profitability or achieve growth in its operating performance.

We have substantial indebtedness and the covenants that are contained in our credit facility may significantly impact our future operations.

Although implementation of the Plan significantly reduced our debt service obligations, we have indebtedness pursuant to our credit facility that is substantial in relation to our shareholders’ equity. Although no assurances can be given, we believe that we will generate sufficient cash flow to meet our operating requirements, including the payment of interest under the credit facility when due.

The credit facility contains restrictive financial and operating covenants and prohibitions, including provisions that restrict the payment of dividends on our Common Stock, par value $0.01 per share (the “common stock”) and cash dividends on our Series A Convertible Preferred Stock, par value $0.01 per share (the “convertible preferred stock”), and otherwise limit our ability to make distributions to holders of convertible preferred stock. Our leverage and restrictions contained in the credit facility require that a substantial portion of our cash flow be dedicated to service interest expense and to make mandatory payments of principal, which may impair our ability to finance our future operations and capital needs and may limit our flexibility in responding to changing business and economic conditions and to business opportunities.

Substantially all of our assets are subject to various liens and security interests.

Substantially all of our cash, receivables, equipment, inventory, real property and other assets are currently subject to various liens and security interests in favor of the lenders under the credit facility and in favor of other creditors. If a holder of a security interest becomes entitled to exercise its rights as a secured party, it would have the right to foreclose upon and sell or otherwise transfer the collateral subject to its security interest, and the collateral accordingly would be unavailable to us or our subsidiary owning the collateral and to other of our creditors or creditors of such subsidiary, except to the extent, if any, that such other creditors have a superior or equal security interest in the affected collateral or the value of the affected collateral exceeds the amount of indebtedness in respect of which such foreclosure rights are exercised.

We have announced our intention to possibly sell a significant portion of our assets, including our marine vessels, and if successful, we will rely upon 3rd parties for transportation of stone across the Great Lakes.

As a result of Fresh-Start reporting rules, our historical financial information will not be comparable with our financial information for periods ending after our emergence from bankruptcy.

As a result of the consummation of the Plan and the transactions contemplated thereby, we were subject to the Fresh-Start reporting rules as of December 31, 2004. Accordingly, the reported historical financial statements prior to the adoption of Fresh-Start reporting (the “Predecessor Company”) for periods ended prior to

December 31, 2004 are not comparable to those of the Reorganized Company. In this Annual Report on Form 10-K, references to our operations and cash flows during the periods ended in fiscal 2004 and 2003 refer to the Predecessor Company.

We intend to become a non-registrant pursuant to the federal securities laws.

We intend to seek approval to terminate that certain Registration Rights Agreement dated as of January 31, 2005 between us and certain holders of the convertible preferred stock and to de-register our common and convertible preferred stock. If we become a non-registrant, we will not be obligated to file periodic reports with the Securities and Exchange Commission or comply with most provisions of the Sarbanes–Oxley Act of 2002. Although the stock will continue to trade over the counter, it may become difficult to trade and will not qualify for listing on a major exchange or system such as the NASDAQ National Market System.

The risks related to our business, combined with our leverage and limited capital resources, could negatively impact our future.

Our principal sources of funds are expected to be operating revenues, cash and cash equivalents and funds available for borrowing under the credit facility. There can be no assurance that these funds will be sufficient to enable us to meet our cash requirements on a consolidated basis. If the anticipated levels of revenues are not achieved because of decreased demand for our product or weakness in the overall market for minerals and aggregates, or if expenses exceed the level we contemplate, the current sources of funds may be insufficient to meet our cash requirements in the future. Further, our operations will be subject to the risks discussed below in “Risk Factors—Risks Related to Our Business.” Should any of the potential adverse developments referred to in those risk factors occur, our available capital resources may prove insufficient. In the event that our available capital resources are insufficient, we would need to take additional steps to increase revenues, curtail expenses, sell assets or raise additional capital. There is no assurance that these approaches would be successful, and even if successful, these approaches could trigger other adverse effects on our business or operating results or financial condition.

A major portion of our bank debt consists of variable-rate obligations, which subjects us to interest rate fluctuations.

Our credit facility is secured by accounts receivable, inventory and property, plant and equipment. Our credit facility contains variable-rate obligations, which expose us to interest rate risks. If interest rates increase, our debt service obligations on our variable-rate indebtedness would increase even if the amount borrowed remained the same, resulting in a decrease in our net income.

Risks Related to Our Business

Our operations are cyclical and demand for our products fluctuates, which could adversely affect our results of operations.

All of our operations are cyclical. Further, we experience increases and decreases in profitability throughout the year resulting mostly from fluctuating demand for our products. Demand in the markets served by our industries is influenced by many factors, including the following:

•	global and regional economic conditions;

•	fluctuations in energy, fuel, oil and natural gas prices and the availability of such fuels;

•	declines in steel production;

•	changes in residential and commercial construction demands, driven in part by fluctuating interest rates and demographic shifts, especially in the Great Lakes and Mid-Atlantic regions;

•	changes in demand for our products due to technological innovations;

•	changes in environmental laws and regulations;

•	changes in weather;

•	prices, availability and other factors relating to our products;

•	demand for automobiles and other vehicles;

•	the substitution of plastic or other materials for glass;

•	labor strikes and costs at our customers;

•	population growth rates;

•	government spending on road and other infrastructure construction; and

•	Great Lakes water levels.

We cannot predict or control the factors that affect demand for our products and services. Negative developments in the above factors, among others, would cause the demand for and supply of our products and services to suffer, which could adversely affect our results of operations.

We sell our products and services in highly competitive markets, and if we fail to compete effectively, our results of operations could be adversely affected.

We sell our products and services in highly competitive markets. We believe that, for all of our business segments, price, product quality, product characteristics, location and customer service are the most significant competitive considerations. In many of our markets, we may face competition from large companies that have greater financial resources and less debt, which may enable them to commit larger amounts of capital in response to changing market conditions. We expect competitive pressures in our markets to remain strong. If we fail to compete effectively, our result of operations could be adversely affected.

Natural disasters, equipment failures, unavailability of fuel sources and other unexpected events could increase the cost of operating our business.

The mineral production and the marine transportation industries are inherently risky businesses the operations of which are subject to conditions beyond our control. Our mining operations are affected by weather and natural disasters, such as heavy rains and flooding, equipment failures and other unexpected maintenance problems, variations in the amount of rock and soil overlying mineral deposits, variations in geological conditions, fires, explosions and other accidents, fluctuations in the price or availability of supplies and other matters. We operate three underground limestone mines and in recent years, our O-N Minerals Inland Operations segment’s operations were negatively impacted by some of these events, including flooding, equipment failures and other maintenance problems. In addition, recent increases in the price of fuel necessary for mining, processing and shipping operations have adversely affected, and may continue to adversely affect, operating costs. Any of these risks could result in damage to, or destruction of, our mining properties or processing facilities, personal injury to our employees, environmental damage, delays in mining or processing, losses or possible legal liability. We cannot predict whether we will suffer the impact of these and other conditions in the future.

We rely on the estimates of our mineral reserves, and if those estimates are inaccurate, our results of operations could be adversely affected.

Our future success depends, in part, upon our ability to develop or acquire additional industrial mineral reserves and to profitably extract those reserves. Although we believe that the depletion of our existing mineral reserves is unlikely for many years, we cannot state with certainty how long it will be profitable for us to extract our reserves in the future. To increase the reserves and mining production, we must continue to develop and acquire reserves. It is difficult for us, and for other mining companies, to estimate quantities of additional recoverable reserves. Our estimates of reserve data are based on independent studies as well as on our own studies. Our estimates of industrial mineral reserves and future net cash flows, however, depend upon a number of factors and assumptions which include:

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

These factors and assumptions may vary considerably from actual results. For these reasons, our reserve data may not be accurate. Our actual production, revenues and expenditures likely will vary from these estimates, and these variances may be material. We cannot provide assurances that its attempts to maintain adequate reserves in the future will be successful.

Mine closures entail substantial costs, and if we close one or more of our mines sooner than anticipated, our results of operations may be adversely affected.

If we close any of our mines, revenues would be reduced unless we were able to increase production at any of our other mines, which may not be possible. The closure of an open pit mine involves significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs, and the costs of terminating long-term obligations, including energy contracts and equipment leases. We base our assumptions regarding the life of our mines on detailed studies we perform from time to time, but those studies and assumptions do not always prove to be accurate. We accrue for the costs of reclaiming open pits, stockpiles, tailings ponds, roads and other mining support areas over the estimated mining life of our property. If we were to reduce the estimated life of any of our mines, the fixed mine closure costs would be applied to a shorter period of production, which would increase production costs per ton produced and could significantly and adversely affect our results of operations and financial condition. Further, if we were to close one or more of our mines prematurely, we would incur significant accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs, as well as asset impairment charges, which could materially and adversely affect our financial condition.

Applicable statutes and regulations require that mining property be reclaimed following a mine closure in accordance with specified standards and an approved reclamation plan. The plan addresses matters such as removal of facilities and equipment, regrading, prevention of erosion and other forms of water pollution, revegetation and post-mining land use. We may be required to post a surety bond or other form of financial assurance equal to the cost of reclamation as set forth in the approved reclamation plan. The establishment of the final mine closure reclamation liability is based upon permit requirements and requires various estimates and assumptions, principally associated with reclamation costs and production levels. Although we believe, based on currently available information, we are making adequate provisions for all expected reclamation and other costs associated with mine closures for which we will be responsible, our business, results of operations and financial condition would be adversely affected if such accruals were later determined to be insufficient.

Our business and our customers’ businesses are subject to extensive environmental and health and safety regulations that impose, and will continue to impose, significant costs and liabilities, and future regulations could increase those costs and liabilities, which could adversely affect our results of operations.

We are subject to a variety of federal, state and local regulatory requirements relating to the environment, including those relating to our handling of hazardous materials and air and wastewater emissions. Some environmental laws impose substantial penalties for noncompliance, and others, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act and the Resource Conservation and Recovery Act, impose strict, retroactive and joint and several liability upon persons responsible for releases of hazardous substances. If we fail to comply with present and future environmental laws and regulations, we could be subject to liabilities or our operations could be interrupted. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our mineral deposits or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. There can be no assurance that future events, including changes in any environmental requirements and the costs associated with complying with such requirements, will not have a material adverse effect on us.

In addition to environmental regulation, we are subject to laws relating to human exposure to crystalline silica. We believe that we comply with governmental requirements for crystalline silica exposure and emissions and other regulations relating to silica and plans to continue to comply with these regulations. Several federal and state regulatory authorities, including the Mining Safety and Health Administration, may continue to propose changes in their regulations regarding workplace exposure to crystalline silica. We cannot guarantee that we will be able to comply with any new standards that are adopted or that these new standards will not have a material adverse effect on our operating results by requiring us to modify our operations or equipment or shut down some of our plants. Additionally, we cannot guarantee that our customers will be able to comply with any new standards or that any such new standards will not have a material adverse effect on our customers by requiring them to shut down old plants or to relocate plants to locations with less stringent regulations that are further away from us. Accordingly, we cannot at this time reasonably estimate our costs of compliance or the timing of any costs associated with any new standards, or any material adverse effect that any new standards will have on our customers and, consequently, on our operations.

We are subject to various lawsuits relating to the exposure of persons to asbestos and silica. See “Risk Factors—Health issues and litigation relating to silica and asbestos could adversely affect our financial results.”

Our mining business is subject to other extensive regulations, including licensing, plant and wildlife protection and reclamation, that impose, and will continue to impose, significant costs and liabilities, and future regulations could increase those costs and liabilities, which could adversely affect our results of operations.

In addition to the regulatory matters described above, the industrial minerals and aggregates industries are subject to extensive governmental regulation on matters such as permitting and licensing requirements, plant and wildlife protection, wetlands protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Our future success depends, among other things, upon the quantity of our industrial minerals and aggregates deposits and our ability to extract these deposits profitably. As discussed above, it is difficult for us to estimate quantities of recoverable deposits, in part due to future permitting and licensing requirements. We believe we have obtained all material permits and licenses required to conduct our present mining operations. However, we will need additional permits and renewals of permits in the future. We may be required to prepare and present data to governmental authorities pertaining to the impact that any proposed exploration or production activities may have upon the environment. New site approval procedures may require preparation of archaeological surveys, endangered species studies and other studies to assess the environmental impact of new sites. Compliance with these regulatory requirements is expensive, requires an investment of funds well before the potential producer knows if our operations will be economically successful and significantly lengthens the time needed to develop a new site. Finally, obtaining or renewing required permits is sometimes delayed or prevented due to community opposition and other factors beyond our control. New legal requirements, including those related to the protection of the environment, could be adopted that could materially adversely affect our mining operations (including the ability to extract mineral deposits), our cost structure or our customers’ ability to use our industrial minerals or aggregates products. Accordingly, there can be no assurance that current or future mining regulation will not have a material adverse effect on our business or that we will be able to obtain or renew permits in the future.

We rely heavily on third party transportation, which is subject to rate fluctuations and rail, shipping and trucking hazards.

Other than in the Great Lakes region, we rely heavily on railroads and trucking companies to ship our industrial minerals and aggregates products to customers. Because freight costs represent a significant portion of the total cost to the customer, fluctuations in freight rates can change the relative competitive position of our production facilities. Rail, shipping and trucking operations are subject to various hazards, including extreme weather conditions and operating hazards, as well as slowdowns due to labor strikes and other work stoppages. If we are unable to ship our products as a result of the railroads or shipping or trucking companies failing to operate or if there are material changes in the cost or availability of rail, shipping or trucking services, we may not be able to arrange alternative and timely means to ship our products, which could lead to interruptions or slowdowns in our businesses and, therefore, have a material adverse effect on us.

We depend on our seamen employees, and on our existing vessels, which require regular and unanticipated maintenance and impose significant costs on us.

Our newest Great Lakes vessel was commissioned in 1981 and the oldest in 1943. The relatively long life of our vessels is due to a scheduled program of regular winter maintenance, periodic renovation and minimal corrosion because they operate only in fresh water. In general, we must spend more money to maintain a vessel in good operating condition as the age of our vessel increases. However, our Great Lakes shipping operations might not be profitable enough in the future to justify spending the necessary money on maintenance to keep the vessels in service. Our vessels depend upon complex mechanical systems for both propulsion and unloading cargo. If any of these systems fail, we may be forced to take the affected vessel out of service. If we do this, we will lose the revenue and earnings associated with that vessel. Currently, there is a shortage of skilled and licensed merchant seamen. If we cannot hire qualified seamen to operate our vessels, we may be forced to reduce our shipping operations. If we do this, we will lose the associated expected revenues and earnings. In addition, although our vessels are insured, if we suffer catastrophic damage to a vessel or loss of life of seamen employees, the insurance proceeds may not cover the cost of a new vessel or any damages related to such loss of life.

In 2005, we also announced that we had engaged Jefferies & Company to assist in evaluation potential transactions related to our Great Lakes fleet. The decision to hire an investment banker is in response to recently received expressions of interest. We are exploring the possibility of redeploying the capital invested in the remainder of the vessels for the reduction of debt and for capital investments consistent with our strategy.

We are subject to potential increases in competitive pressure from other modes of transportation.

Aside from dealing with the impact on profitability resulting from such factors as changes in water levels and the congestion of the ports and locks serving the Great Lakes, the shipping component of the O-N Minerals Great Lakes Operations segment must compete with the price and availability of other ships and other modes of transportation, including railroads and trucks. The shipping component of the O-N Minerals Great Lakes Operations segment could face additional competitive pressures if the Merchant Marine Act of 1920 as amended, otherwise known as the Jones Act, is repealed. The Jones Act requires that cargo moving between U.S. ports be carried in a vessel that was built in the United States, has a U.S. crew and is owned, at least 75%, by U.S. citizens or corporations. If the Jones Act is repealed, we may be unable to compete successfully with new competitors that could enter the market.

Our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry.

Our net sales to the steel industry accounted for 17% of our total revenue in each year of 2005, 2004 and 2003. The steel industry is highly cyclical, sensitive to general economic conditions and dependent on the condition of certain other industries. As a result, the demand for steel products is generally affected by macroeconomic fluctuations in the United States and global markets in which steel companies sell their products. Over the past few years, a significant number of domestic steel companies, some of which had been our customers, entered bankruptcy proceedings. The continued or future loss of customers in the steel industry could have an adverse impact on our results of operations.

Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate, and our annual performance will be affected by those fluctuations.

Our businesses are seasonal, meaning that we experience higher levels of activity in some periods of the year than in others. For example, our mining operations experience weaker demand during the winter months, when weather conditions can affect the shipping, road and rail distribution of products and the use of industrial sands, lime and limestone for construction. In addition, we are ordinarily able to operate our vessels on the Great Lakes for about 259 days per year beginning in early April and continuing through mid-December. However, weather conditions and customer demand cause increases and decreases in the number of days our vessels actually operate.

We depend on a limited number of customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations.

During 2005, our top ten customers represented 33% of our sales from continuing operations. These customers might not continue to purchase these levels of our products and services in the future due to a variety of reasons. For example, some of our top customers could go out of business or, alternatively, be acquired by other companies who purchase the same products and services provided by us from other third party providers. Although we believe we have a diverse customer base, if certain major customers substantially reduce or stop purchasing our products or services, we could suffer a material adverse effect on our operating results.

Our profitability could be negatively affected if we fail to maintain satisfactory labor relations.

As of December 31, 2005, various labor unions represented about 42% of our employees. The collective bargaining agreement that expired during 2005 was ratified without any work stoppages. In 2006, two collective bargaining agreements representing approximately 130 employees will expire. Management expects to be able to negotiate new contracts with these labor unions. If we are unable to renegotiate acceptable collective bargaining agreements with these unions in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our union employees. Although we consider our current relations with the employees to be good, if we do not maintain these good relations, we could suffer a material adverse effect on our operating results.

Our expenditures for post-retirement and pension obligations could be materially higher than predicted if the Pension Benefit Guaranty Corporation asserts a claim against us or if our underlying estimates prove to be incorrect.

We sponsor qualified defined benefit pension plans that (1) are covered by Title IV of ERISA and (2) are subject to the minimum funding standards of the Internal Revenue Code and ERISA (the “qualified pension plans”). According to regulations issued by the United States Treasury Department and the Pension Benefit Guaranty Corporation, we are liable for (1) any funding deficiency or unpaid Pension Benefit Guaranty Corporation premiums with respect to any of the qualified pension plans and (2) any unfunded benefit liabilities if any of the qualified pension plans are terminated, either by the plan sponsor or by the Pension Benefit

Guaranty Corporation. Although we do not currently intend to terminate the qualified pension plans, they are not all fully funded. The Pension Benefit Guaranty Corporation has the right to seek available remedies under applicable law against us. If the Pension Benefit Guaranty Corporation were to enforce such a claim, the claim could significantly adversely affect our financial condition and results of operations.

Changing market or economic conditions, regulatory changes or other factors may increase our pension expenses or our funding obligations, diverting funds we would otherwise apply to other uses. We provide defined benefit pension plans and post-retirement health and life insurance benefits to eligible union and non-union employees. Our pension expense and our required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate that future obligations are discounted to a present value. If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher. Moreover, we cannot ensure that regulatory changes will not increase our obligations to provide these or additional benefits. These obligations also may increase substantially in the event of adverse medical cost trends or unexpected rates of early retirement, particularly for bargaining unit employees for whom there is no retiree health care cost cap. Early retirement rates likely would increase substantially in the event of a mine closure.

Additionally, our pension and postretirement health and life insurance benefits obligations, expenses and funding costs would increase significantly if one or more of the mines in which we have invested is closed. A mine closure would trigger accelerated pension and defined benefit pension plans and post-retirement health and life insurance benefits obligations. Any of these events could significantly adversely affect our financial condition and results of operations.

Health issues and litigation relating to silica and asbestos could adversely affect our financial results.

We are a defendant in various lawsuits related to our businesses. These matters include lawsuits relating to the exposure of persons to asbestos and silica. With respect to silica claims, at December 31, 2005, we were a co-defendant in cases involving about 15,219 claimants. At December 31, 2005, we were a co-defendant in cases alleging asbestos-induced illness involving claims of about 46,585 claimants.

The severity of the risk of a potential material adverse effect on our operating results from future asbestos claims cannot be measured, and is highly dependent on the rate of future claims, the cost to defend, settle or otherwise resolve claims, the length of time to resolve claims and the impact of future legislative or other developments in the asbestos litigation arena. Our ability to fund asbestos settlements or judgments will be subject to the availability of our remaining insurance coverage and to funds from operations, asset sales or capital-raising transactions. We have about $236 million of insurance resources available to address both current and future asbestos liabilities. We have had an average of 12,120 asbestos claims asserted against us each year for the past five years. The average cost per claim for settlement or other resolution for the past five years was about $1,000. The length of time to resolve claims varies on a case-by-case basis and can be affected by decisions of management and opposing counsel. If there are no developments that reduce the impact of asbestos litigation or its costs to us, our available insurance may be insufficient to cover all future claims, and there could be a material adverse affect on our results of operations, liquidity and financial position.

The plaintiffs in these cases generally seek compensatory and punitive damages of unspecified sums based upon common law or statutory product liability claims. Some of these claims have been brought by plaintiffs against us and other product manufacturer co-defendants, some of whom have also filed for bankruptcy protection. In addition, we have been the target of hundreds of lawsuits relating to the exposure by seamen employees to asbestos on the Company’s vessels. All but two of these seaman claims have been resolved and dismissed. Considering our past operations relating to the use of asbestos and our past and present operations in which we mined or mines silica, it is possible that additional claims may be made against us based upon similar or different legal theories seeking similar or different types of damages and relief.

Litigation is inherently unpredictable and subject to many uncertainties. Adverse court rulings, determinations of liability or retroactive or prospective changes in the law could affect claims made against us and encourage or increase the number and nature of future claims and proceedings. Therefore, due to the uncertainties involved in any litigation, management is unable to predict the outcome of litigation or the number of possible future claims and proceedings. There can be no assurance, however, that our insurers will not become insolvent or that we will not be involved in certain circumstances in coverage litigation with our insurers. In addition, even if the product liability claims are covered by insurance, there is no assurance that the amount paid in connection with a product liability claim will be sufficient to cover the entire amount of the claim.

On April 19, 2005, asbestos personal injury claims reform legislation was introduced to the United States Senate as Senate Bill 852, the “Fairness in Asbestos Injury Resolution Act of 2005.” The FAIR Act is problematic for us in its present form in that it appears that we would be in the bottom sub-tier of tier 2 companies and we would not receive credit for insurance assets we have relied upon to date. The insurance assets owned by us would be taken away and would not be available to us to use toward our annual contribution amount. In addition, we, as well as other similarly situated well-insured smaller companies, are disproportionately impacted by the proposed legislation in that it requires us to contribute approximately 4% of our 2002 revenue each year, while larger, and often less well-insured companies, will be required to contribute a fraction of one percent of their respective 2002 revenues each year. On April 26, 2005, the Senate Judiciary Committee held a hearing on this bill, and through the Coalition for Asbestos Reform, we were represented. On May 26, 2005, the Senate Judiciary Committee voted the bill out of Committee to be heard on the Senate floor. The Senate went into summer recess on August 1, 2005 before the bill was introduced onto the Senate floor. The bill was introduced on the Senate floor on February 6, 2006; however, the bill was returned to Committee without further action on February 15, 2006 after failing to survive a budget point of order. Since the legislative process is unpredictable and constantly changing, it is unclear whether the FAIR Act will be enacted with or without significant amendment. If the FAIR Act is enacted in its present form, it would have a material adverse effect on our results of operations, liquidity and financial position.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s principal operating properties are described below. The Company’s executive offices are located at North Point Tower, 1001 Lakeside Avenue, 15th Floor, Cleveland, Ohio 44114-1151, under a lease expiring on December 31, 2013. The total area involved is approximately 22,329 square feet.

Location	Use	Owned/ Leased	Reserves (1) (years remaining)
Corporate Headquarters
Cleveland, Ohio	Offices	Leased	N/A

O-N Minerals Great Lakes Operations
Cleveland, Ohio	Marine transportation bulk commodity dock	Leased	N/A

Cleveland, Ohio	Offices	Subleased	N/A

Rogers City, Cedarville and Gulliver, Michigan	Limestone quarries, vessel loading facility and processing plant	Owned(2)	See Chart

Erie, Pennsylvania	Marine transportation bulk commodity dock	Leased	N/A

Portage, Indiana	Limestone processing plant	Owned	N/A

Toledo, Ohio	Warehouse of spare parts	Owned	N/A

O-N Minerals Inland Operations
Luttrell, Tennessee	Limestone mine, processing plant and lime works	(3)	See Chart

Chemstone Operations:

Strasburg, Middletown, and Winchester, Virginia	Limestone quarries, processing plants and lime works	(4)	See Chart

York, Pennsylvania	Limestone quarries and processing plants	Owned	See Chart

Buchanan, Virginia	Limestone quarries and processing plants	Owned	See Chart

Filler Products Operations:

Chatsworth, Ellijay, and Cisco, Georgia	Limestone mines and processing plants	(5)	See Chart

Industrial Sands
California Operations:

Orange County, California (San Juan Capistrano)	Sand quarry and processing plant	(6)	9

Riverside, California	Sand processing plant	Owned	Supplied by third parties

Bakersfield, California	Transloading facility	Owned	N/A

Bakersfield, California	Sand processing plant	(7)	Supplied by Voca facility

Location	Use	Owned/ Leased	Reserves (1) (years remaining)
Ohio Operations:

Glenford and Howard, Ohio	Sand quarries and processing plants	Owned	See Chart

Texas Operations:

Brady and Voca, Texas	Sand quarries and processing plants	Owned	See Chart

Colorado Springs, Colorado	Sand processing plant	(8)	Supplied by third parties

(1)	Please see the chart below for further information on average annual production and reserves.
(2)	The Company, through long-term agreements, leases the mineral rights at Cedarville and the majority of mineral rights at Rogers City.
(3)	The lime works is owned and the limestone mine is subject to a mineral lease agreement through 2015.
(4)	The limestone quarry and lime works at Strasburg and Winchester and the processing plant at Middletown are owned. The limestone quarry at Middletown is subject to a 100-year mineral lease agreement.
(5)	The processing plants are owned and the limestone mines are subject to a 99-year mineral lease agreement.
(6)	The processing plant is owned and the sand quarry is subject to a mineral lease agreement through 2013.
(7)	The sand processing plants are owned; however, they are located on land that was leased through December 31, 2005 and is renewed on a monthly basis.
(8)	The processing plant is owned and the operation acquires feedstock under supply agreements that support current production levels.

Set forth in the table below are the Company's annual average production tonnage, using the last 3 years and an estimate of the Company's proven and probable reserves.

	Average Annual Production Tons		Proven and Probable Reserves
	in Millions
O-N Minerals Great Lakes Operations
Rogers City, Cedarville, and Gulliver, Michigan	17.1		1,306.6
Portage, Indiana	0.4		n/a
O-N Minerals Inland Operations
Luttrell, Tennessee	0.8		36.1	(1)
Strasburg, Middletown, and Winchester, VA	3.4		160.9	(2)
York, Pennsylvania	1.4		148.6
Buchanan, Virginia	1.0		45.4	(3)
Chatsworth, Ellijay, and Cisco, Georgia	0.6		21.0	(4)
Industrial Sands
Orange County, California	0.7		n/a	(5)
Riverside, California	0.0	(8)	n/a
Bakersfield, California	0.0	(9)	n/a
Glenford and Howard, Ohio	0.3		5.3	(6)
Brady and Voca, Texas	1.1		86.9	(7)
Colorado Springs, Colorado	0.1		n/a

The Company has not included reserves that have not met the SEC Industry Guide 7 regulations. Below is additional information on mineable material that the Company owns or leases. To bring this mineable material into reserves, additional drilling and sampling would be needed.

(1)	30 million tons of mineable material
(2)	9 million tons of mineable material
(3)	37 million tons of mineable material
(4)	43 million tons of mineable material
(5)	22 million tons of mineable material
(6)	9 million tons of mineable material
(7)	81 million tons of mineable material

The average annual production tonnage rounded to zero in the above schedule. Below is the actual average.

(8)	15,000
(9)	11,000

The Company’s limestone operations are generally of a high quality and purity. Our limestone quarries are generally classified as either Hi-Calcium (defined as quarries with a high percentage of Calcium Carbonate (CaCO3)) or Dolomitic (defined as quarries with a high percentage of Magnesium Carbonate (MgCO3)).

Below is a listing of the average chemical composition of our limestone quarries.

	Average Chemical Composition
	CaCO3	MgCO3
Great Lakes Minerals
Rogers City, Michigan	97.9%
Cedarville, Michigan		44.5%
Gulliver, Michigan (Hi Calcium quarry)	95.7%
Gulliver, Michigan (Dolomitic quarry)		44.8%
Global Stone
Luttrell, Tennessee	95.3%
Strasburg, Middletown, and Winchester, VA	97.5%
York, Pennsylvania	88.8%
Buchanan, Virginia		44.2%
Rocky Point, Virginia	95.1%
Ellijay, Georgia	81.2%
Cisco, Georgia	77.0%

The Company’s industrial sands operations are generally of a high quality and purity. Our sand quarries are defined by their silica (SiO2) content and their average screen size.

Below is a listing of the average silica content and screen size of our sand quarries.

	SiO2	Screen Size Range
Performance Minerals
Orange County, California	80.0%	Minus 12 mesh—Plus 120 mesh
Glenford, Ohio	99.5%	Minus 30 mesh—Plus 1 micron
Howard, Ohio	98.5%	Minus 20 mesh—Plus 270 mesh
Brady and Voca, Texas	99.5%	Minus 4 mesh—Plus 200 mesh
Colorado Springs, Colorado	90.0%	Minus 4 mesh—Plus 100 mesh

ITEM 3.	LEGAL PROCEEDINGS

On January 31, 2005, the Company and all of its direct and indirect wholly-owned subsidiaries emerged from protection under Chapter 11 of the Bankruptcy Code pursuant to direct and indirect protection under its Plan of Reorganization. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Overview—Bankruptcy Overview” for further discussion.

The Company and certain of its subsidiaries are involved in a limited number of claims and routine litigation incidental to operating the Company’s current business. In each case, the Company is actively defending or prosecuting the claims. Many of the claims are covered by insurance and none are expected to have a material adverse effect on the Company’s financial condition.

Several of the Company’s subsidiaries have been and continue to be named as defendants in a large number of cases relating to the exposure of people to asbestos and silica. The plaintiffs in the cases generally seek compensatory and punitive damages of unspecified sums based upon the Jones Act, common law or statutory product liability claims. Some of these cases have been brought by plaintiffs against the Company (or the Company’s subsidiaries) and other marine services companies or product manufacturer co-defendants. Considering the Company’s past and present operations relating to the use of asbestos and silica, it is possible that additional claims may be made against the Company and the Company’s subsidiaries based upon similar or different legal theories seeking similar or different types of damages and relief. In the fourth quarter of 2004, the Company entered into a settlement agreement between one of its subsidiaries, ON Marine Services Company and certain tort plaintiffs to settle at least 750 of the Jones Act claims for $1.5 million utilizing certain insurance funds. Company funds have not been and, to the extent any settlement payments remain outstanding, will not be used to pay this settlement. The settlement was subject to the Bankruptcy Court’s approval and confirmation of the Company’s Plan. An order approving the settlement and confirming the Plan was entered by the Bankruptcy Court on November 17, 2004.

Management believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance policies from multiple sources and an insurance trust. In particular, on December 31, 2005, the Company had approximately $236 million of insurance coverage available with respect to any asbestos liability claims, broken down as follows: (1) about $19 million in cash in a trust on account of confidential settlement agreements between the Company and one of the Company’s insurers, and (2) about $217 million on account of insurance policies. In addition, the Company had over $800 million of insurance coverage available with respect to any silica liabilities. After consultation with outside advisors, management believes that the insurers have no legitimate defenses to coverage under these policies. Management further believes that the Company should be able to recover the full limits of the policies issued by solvent carriers.

At December 31, 2005, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims of about 47,000 claimants. In the fourth quarter of 2004, the Company entered into settlement agreements between the Company’s subsidiary ON Marine Services Company and certain asbestos tort plaintiffs, which were approved by the Bankruptcy Court. The settlements with these tort plaintiffs resolve about 20,000 of the claims asserted against certain of the Company’s affiliates. Management estimated that the settlement payments under the settlement agreements for approximately 17,800 of these claims would aggregate about $53.204 million, of which 14,753 claims have been submitted and $44 million has been paid through December 31, 2005 from the insurance trust established pursuant to the Settlement Trust Agreement, made and entered into on August 28, 2003, by and among the Company’s subsidiary ON Marine Services Company, underwriters at Lloyd’s and London Market Company Signatories and Wells Fargo Bank Minnesota, N.A. The remaining claims will paid as submitted with the required exposure and medical evidence. Management anticipates that any settlement payments made on account of such claims will be paid under both the insurance trust and other of the Company’s insurance policies. Separate from the settlements, approximately 11,500 claims were dismissed in Mississippi and other states for lack of in personam jurisdiction and other reasons.

Management believes that the remaining currently outstanding claims can be satisfied or otherwise resolved within the limits of the Company’s remaining available insurance. Management cannot predict whether or not the Company’s available insurance will be adequate to cover any and all asbestos claims that arise in the future or that the Company will have the ability to otherwise successfully defend or resolve such cases. If there are no developments that reduce the impact of asbestos litigation or its costs, the Company’s available insurance may be insufficient to cover all future claims, and there could be a material adverse effect on the Company’s results of operations, liquidity and financial condition. The severity of this risk cannot be measured, and is highly dependent on the rate of future claims, the cost to defend, settle, or otherwise resolve claims, the length of time to resolve claims and the impact of future legislative or other developments in the asbestos litigation arena. The Company’s ability to fund asbestos settlements or judgments will be subject to the availability of its remaining insurance coverage and to funds from operations, asset sales or capital-raising transactions. The Company has about $236 million of insurance resources available to address both current and future asbestos liabilities. The Company has had an average of 12,120 asbestos claims asserted against it each year for the past five years. The average cost per claim for settlement or other resolution for the past five years was about $1,000, excluding the $53.204 million settlement discussed above that had an average cost per claim of about $3,000. The length of time to resolve claims varies on a case-by-case basis and can be affected by decisions of management and opposing counsel. If there are no developments that reduce the impact of asbestos litigation or its costs to the Company, its available insurance may be insufficient to cover all future claims, and there could be a material adverse effect on the Company’s results of operations, liquidity and financial condition.

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

With respect to silica claims, at December 31, 2005, the Company was a co-defendant in cases involving about 15,219 claimants. The Company has been and will continue to be responsible for funding a small percentage of all silica settlements and defense costs. The Company continues to have insurance coverage; however, certain policies have retroactive premiums that will come due if claims accrue to those policies. The premiums are based upon actual and incurred losses and cannot be calculated until losses are incurred. The likelihood of liability for the Company arising out of these claims in certain states is probable.

On or about December 23, 2004, certain current and former members of the Company’s Board of Directors were named as defendants in a complaint filed by a former shareholder. Although the Company was not named in the complaint, it previously agreed to indemnify the Directors pursuant to Ohio law, the Company’s First Amended and Restated Articles of Incorporation, and certain indemnification agreements the Company entered into with the named Directors. The case was dismissed during the fourth quarter of 2005 and an appeal was filed. The Company maintains director and officer liability insurance, which has a deductible of $750,000. Although the outcome of the suit is not determinable at this time, management does not anticipate expending funds in excess of the deductible for indemnity or defense.

On January 31, 2005, the Senior Secured Notes were redeemed at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement and the Plan. Certain Senior Secured Notes holders have filed a lawsuit claiming entitlement to default interest and penalties from the former Senior Subordinated Notes holders based upon an argument that the Senior Subordinated Notes holders’ claims in bankruptcy were subordinate to the claims of the Senior Secured Notes holders. The Bankruptcy Court ruled in favor of the Company and the Senior Subordinated Notes holders on this issue and certain Senior Secured Notes holders appealed to the District Court. The appeal to the District Court was dismissed during third quarter of 2005 and an appeal to the Circuit Court was filed. If the Senior Secured Notes holders succeed in their appeal, it is possible that the positions of those common shareholders who exchanged their Senior Subordinated Notes for common stock could be diluted.

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

The Company emerged from bankruptcy on January 31, 2005. Common shares trade on the over the counter “Pink Sheets” under the symbol OGBY and convertible preferred shares trade on the over the counter “Pink Sheets” under the symbol OGBYP.

The Company’s old common stock, par value $1.00 per share was traded on the NASDAQ National Market (NASDAQ/NMS Symbol: OGLE) during 2003 and 2004 until the shares were delisted from trading, effective at the opening of business on March 3, 2004, as a result of the Company’s Chapter 11 bankruptcy filing and low trading prices. Thereafter, the old common stock was quoted on the over the counter “Pink Sheets” until the Company’s old common stock was cancelled on January 31, 2005.

The following is a summary of the market range for the Company’s common stock during the period indicated:

	Market Range (1)
Quarterly Period	High	Low
2005
1st (January 31, 2005 through March 31, 2005)	$16.18	$13.65
2nd	15.98	10.50
3rd	15.25	11.25
4th	13.00	10.75

(1)	Represents market price after emerging from bankruptcy.

On December 31, 2005, the closing bid price of the Company’s common stock quoted on the over the counter “Pink Sheets” was $12.25 per share. The quotations included above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company had 55 common and 14 convertible preferred shareholders of record at December 31, 2005.

The following is a summary of the market range for the old common stock (which was cancelled on January 31, 2005) for each quarterly period in 2004.

	Market Range
Quarterly Period	High		Low
2004
4th	$0.29	(2)	$0.02	(2)
3rd	0.25	(2)	0.08	(2)
2nd	0.92	(2)	0.10	(2)
1st	4.18		0.50	(2)

(2)	Represents market price while operating in bankruptcy.

The Company’s current and previously existing credit facilities prohibited the payment of cash dividends, and the Company paid no dividends on the common stock and the old common stock in 2005 or 2004. Subject to certain restrictions described below, the Company is required to pay dividends on the convertible preferred stock pursuant to its terms. However, the Company has not paid and does not anticipate paying any dividends on the common stock in the foreseeable future.

The Company may be prohibited from paying dividends by statutory limitations. Generally, the Company is not able to pay dividends if the payment would exceed the surplus of assets minus liabilities, or if the Company is insolvent or would be rendered insolvent.

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

On January 31, 2005, all of the Company’s old common stock was cancelled and 2,928,571 shares of common stock were issued and outstanding, all of which were issued pursuant to the Plan of Reorganization to the holders of the Senior Subordinated Notes. Also, the Plan included a management stock plan, which included 264,837 of awarded restricted shares. In addition, as of January 31, 2005, the Effective Date of the Plan, and pursuant to the Plan, record holders of shares of old common stock with allowed interests under the Plan received warrants, exercisable until March 2, 2005, to purchase up to 576,256 shares of common stock at an exercise price of $10 per share. At that date, 404,071 shares of common stock were issued upon exercise of the warrants.

Pursuant to the commitment agreement, the convertible preferred stock constitutes a series of the preferred stock, and, as of the Effective Date of the Plan, 8,500,000 shares of convertible preferred stock were issued and outstanding. The annual dividend payable on the convertible preferred stock is accrued at a rate of 14.8275%. The holders of the convertible preferred stock may convert such shares at any time into shares of common stock. If the Company’s convertible preferred stock of 8,499,900 shares had converted to common stock on December 31, 2005, the conversion would have resulted in 9,714,924 additional shares of common stock. On or after January 31, 2006, the convertible preferred stock will be redeemable at the Company’s option, in whole or in part, at any time at 110% of the then-effective liquidation preference per share declining to 104% on or after January 31, 2009.

The Company Board of Directors unanimously decided to pursue becoming a non-registrant with the SEC in the near future. As a result, the Company’s common and preferred stock will not qualify for listing on the NASDAQ National Market or any other major market. The Company will seek consent of two-thirds of the Subscribers under the Registration Rights Agreement dated January 31, 2005. Thereafter, the Company will file a Form 15 with the SEC notifying the Commission of its intent to deregister. The Company intends to continue to cooperate with any registered broker-dealer who may seek to initiate price quotations for the common stock and the convertible preferred stock on the OTC Bulletin Board, however, the Company cannot guarantee that such securities will continue to be quoted on the OTC Bulletin Board or that an active trading market will exist. In addition, once the Company becomes a non-registrant, it will no longer be obligated to file periodic reports with the SEC or comply with most provisions of the Sarbanes-Oxley Act of 2002. The Company has estimated that these actions will result in savings and deliver greater value to its shareholders. The Company intends to call or force the conversion of convertible preferred shares into common shares in the near future after becoming a non-registrant with the SEC.

ITEM 6.	SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following sets forth the Company’s selected historical consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

The Company’s consolidated balance sheets as of December 31, 2005 and 2004 and consolidated statements of operations for periods ending after December 31, 2004 are not comparable to the historical consolidated financial statements published before emergence from bankruptcy because the Company’s financial statements for periods ending after emergence from bankruptcy reflect the application of Fresh-Start reporting as required by SOP 90-7 issued by the American Institute of Certified Public Accountants. Adopting Fresh-Start reporting resulted in the determination of the Company’s reorganization value and the determination and assignment of estimated fair value to assets and liabilities in conformity with the procedures specified by FASB Statement No. 141 “Business Combinations”. Fresh-Start reporting has changed the recorded value of the Company’s tangible and intangible assets with an associated change in expense items as compared to the historical financial statements. In addition, Fresh-Start reporting adjustments were made to reflect the changes specified in the Company’s Plan. Finally, Fresh-Start reporting adjustments include accounting policy changes made by the newly emerged Oglebay Norton Company. Financial statement amounts of “Predecessor” Oglebay Norton Company will be separated from Reorganized Oglebay Norton Company by a thick black line, signifying the lack of comparability. Please see Note L to the Financial Statements for more information.

The consolidated balance sheet data and the consolidated statement of operations data presented below as of December 31, 2005, 2004, 2003, 2002 and 2001 and for each of the years in the five-year period ended December 31, 2005, have been derived from the Company’s consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The report issued by Ernst & Young LLP with respect to their audit of the Company’s financial statements for the year ended December 31, 2003 included an explanatory paragraph that describes an uncertainty about the Company’s ability to continue as a going concern.

All of the information presented below should be read in conjunction with the information in the sections in this prospectus titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the Company’s audited consolidated financial statements and their accompanying notes, all of which are included on pages F-1 through F-49.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	Reorganized Company 2005	Predecessor Company
		2004		2003	2002	2001
OPERATIONS
Net sales and operating revenues	$439,687	$420,975		$391,092	$389,733	$391,489
Operating income (loss)	24,683	20,048		(5,871)	34,260	15,535
Loss from continuing operations before discontinued operation and cumulative effect of accounting change	(4,078)	(105,395)		(30,839)	(6,427)	(18,142)
Loss from discontinued operation, net of tax	(1,024)	(680)		(969)	(181)	(673)
Gain on sale of discontinued operation, net of tax	2,766	-0-		-0-	-0-	-0-
Cumulative effect of accounting change for asset retirement obligations, net of tax	-0-	-0-		(1,384)	-0-	-0-

Net loss	$(2,336)	$(106,075)		$(33,192)	$(6,608)	$(18,815)

PER SHARE DATA—BASIC AND ASSUMING DILUTION

Net loss from continuing operations before discontinued operation and cumulative effect of accounting change	$(4.85)	$(20. 14)		$(6.02)	$(1.28)	$(3.63)
Loss from discontinued operation, net of tax	(0.31)	(0.13)		(0.19)	(0.04)	(0.13)
Gain on sale of discontinued operation, net of tax	0.83
Cumulative effect of accounting change for asset retirement obligations, net of tax	-0-	-0-		(0.27)	-0-	-0-

Net loss per share—basic and assuming dilution	$(4.33)	$(20.27)		$(6.48)	$(1.32)	$(3.76)

Dividends per share	-0-	-0-		-0-	-0-	0.60
Market price at December 31	$12.25	$0.29	(1)	$4.21	$6.65	$15.50
Book value at December 31	$31.40	$21.00	(1)	$17.39	$23.20	$24.54
Shares of common stock outstanding at December 31	3,601	5,329	(1)	5,060	4,978	4,972
Average shares of common stock outstanding—basic and assuming dilution	3,346	5,233	(1)	5,125	5,025	4,998

FINANCIAL CONDITION

Capital expenditures	$17,288	$23,672		$18,793	$19,492	$26,559
Working capital (deficit)	50,890	(208,107	)(2)	(361,786)	(55,382)	46,928
Total assets	651,273	861,108	(2)	649,831	687,467	680,149
Capitalization:
Long-term debt, including current portion	248,184	353,193	(2)	421,840	395,348	388,773
Stockholders’ equity	113,052	110,010	(2)	88,004	115,501	121,998

(1)	Market price, book value and outstanding shares are based on the old common stock outstanding as of December 31, 2004.
(2)	Amounts are not comparable to prior years due to application of Fresh-Start adjustments at December 31, 2004.

The sale of the O-N Minerals Inland Operations St. Clair facility is shown as a discontinued operation for all periods presented. Results for 2005 do not include the Kings Mountain, North Carolina facility of the Corporate and Other segment subsequent to its sale in the second quarter of 2005. Results for 2004 do not include the Redi-Mix business unit of the O-N Minerals Great Lakes Operations segment subsequent to its sale in the first quarter of 2004. Results for 2003 include Erie Sand and Gravel from its acquisition date in early January of 2003 and do not include the Lawn and Garden business unit of the O-N Minerals Inland Operations segment subsequent to its sale in the fourth quarter of 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Overview

Oglebay Norton Company (and its consolidated subsidiaries) mines, processes, transports and markets industrial minerals and aggregates. In addition, we own strategically located, proven long-life reserves of high quality limestone and industrial sand. We have 18 operations across the United States, a fleet of self-unloading vessels, docks and distribution terminals.

We serve a broad customer base primarily in four major categories: building materials, energy, environmental and industrial. We enjoy a significant market share in each of the core markets, benefiting from long-term contracts. We believe that we are one of the five largest producers of lime and in the top twenty of the largest producers of limestone in the United States. We also believe that we are the third largest producer of industrial sands.

Demand for limestone products correlates with the general economic cycles, principally new construction demand and government spending on highway construction and other infrastructure projects. Vessel transportation on the Great Lakes is also related to general economic cycles and more particularly to construction activity and industrial production in the Great Lakes region. The wide range of end-uses and markets for lime offer some protection from the economic cycles experienced by individual sectors such as the steel industry. Additionally, a high proportion of lime is sold into end-uses that, unlike some construction-related end-uses, have year-round requirements largely unaffected by the weather. In general, demand for Industrial Sands’ products is driven by a number of factors depending on end use. The most important factors are demand for oil and natural gas, housing starts and golf course construction in the southwestern United States.

On January 31, 2005, we emerged from bankruptcy, which we entered on February 23, 2004. We filed for bankruptcy to pursue a financial restructuring that would permit us to reduce our indebtedness and provide more financial flexibility to implement our business strategy. We accomplished the goals we established when we started down the restructuring path: preserve the business, achieve a sustainable capital structure, create the most value for creditors, and complete the process in as expedited a manner as possible. The outcome of these accomplishments and improved market conditions can be seen to some extent in our 2005 and 2004 results and the amendment of our credit facility in June 2005. For more details on the bankruptcy, see “Bankruptcy Overview”.

Now that we have emerged from bankruptcy, our short-term plans are to focus on strengthening the confidence of customers, supplier and employees and focus on post-emergence business operations. Longer term, our strategy continues to be to enhance our market leadership positions and to maximize profitability and cash flows by capitalizing on the following:

•	the strategic location and high quality of limestone reserves in the Great Lakes region.

•	the demand for industrial minerals for building materials.

•	the increasing demand for minerals for environmental remediation.

•	the market opportunities in the energy segment.

Overall, we plan to expand our current markets and develop new markets for our limestone and limestone fillers businesses, while maximizing the profitability of our sand and lime businesses.

In 2005, the principal sources of funds were operating revenues, cash and cash equivalents, and the funds available for borrowing under our post-emergence credit facility. These sources of funds were sufficient to cover

Financial Condition—(Continued)

our operating expense, interest expense and capital expenditures. In June 2005, we were able to amend the terms of our revolver, Term A and Term B loans under our post-emergence credit facility, which lowered the margin over LIBOR on each type of loan. For more discussion of these changes, please see our “Discussion of Post-Emergence Liquidity”. We will continue to focus on cash flow and debt levels in 2006.

Management is evaluating methods for redeeming the convertible preferred stock as soon as possible. Assuming that the conversion value of the common shares into which the convertible preferred stock may be converted exceeds the redemption payment that would be received, it is likely that the result would be that holders would convert their shares of convertible preferred stock prior to the redemption date. If this were to occur, our cash needs to pay the redemption price would be reduced and the number of outstanding shares of common stock would increase.

Bankruptcy Overview On February 23, 2004, the Company and all of its direct and indirect wholly owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code to pursue a financial restructuring that would permit us to reduce our indebtedness and provide more financial flexibility to implement our business strategy. Our Plan of Reorganization was confirmed by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on November 17, 2004. The Plan became effective and we legally emerged from Chapter 11 on January 31, 2005, the Effective Date of the Plan. However, we satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004 and, therefore, used December 31, 2004 as the date for adopting Fresh-Start reporting in order to coincide with our normal financial closing for the month of December.

It was a condition to the effective date of the Plan that we raise new financing. To meet this condition, we issued and sold an aggregate of 8,500,000 shares of convertible preferred stock pursuant to a rights offering and a commitment agreement. We used the net proceeds from the issuance and sale of the convertible preferred stock and available cash and borrowings under the post-emergence credit facility to redeem the Senior Secured Notes at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement. The principal balance of the Senior Secured Notes was $84.677 million at December 31, 2004 and $85.1 million at January 31, 2005. The notes were redeemed at 106% or $90.206 million on January 31, 2005.

Pursuant to the rights offering, holders of our Senior Subordinated Notes’ claims that were not parties to the commitment agreement purchased an aggregate of 5,139,200 shares of convertible preferred stock at $10 per share for a total purchase price of $51.392 million. Pursuant to the commitment agreement, the subscribers purchased an aggregate of 3,360,800 shares of convertible preferred stock at $10 per share for a total purchase price of $33.608 million. Pursuant to the warrant offering, we issued an aggregate of 404,071 shares of common stock at $10 per share for a total purchase price of $4.041 million. As of the Fresh-Start reporting balance sheet at December 31, 2004, we had outstanding about $353.2 million in debt that was reduced to $248.2 million at December 31, 2005. As a result, interest expense declined in 2005 compared to the interest expense incurred in periods prior to the Effective Date of the Plan.

Fresh-Start Reporting.    Our emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity at the adoption of Fresh-Start reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) (“Fresh-Start reporting”). Despite a legal emergence from bankruptcy on January 31, 2005, we satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004. We used December 31, 2004 as the date for adopting Fresh-Start reporting in order to coincide with our normal financial closing for the month of December. The transactions which occurred during the four-days between December 27 and December 31 were not material as they represent less than 1% of operating income and total revenues and less than 2% of income before taxes. Upon adoption of Fresh-Start

Financial Condition—(Continued)

reporting, a new reporting entity is created for accounting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements prior to the adoption of Fresh-Start reporting (the “Predecessor Company”) for periods ended prior to December 31, 2004 are not comparable to those of the Reorganized Company. In this Annual Report on Form 10-K, references to our operations and cash flows during the periods ended in fiscal 2004 and 2003 refer to the Predecessor Company.

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

Fresh-Start Adjustments.    In accordance with Fresh-Start accounting, all assets and liabilities are recorded at their respective fair values as of December 31, 2004. Such fair values represent our best estimates based on independent appraisals and valuations.

To facilitate the calculation of the enterprise value of the Reorganized Company, we developed a set of five-year financial projections. Based on these financial projections, the enterprise value was determined by a financial advisor, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to ours, and (iii) a calculation of the present value of the future cash flows derived from the financial projections, including an assumption for a terminal value, discounted back at the Reorganized Company’s estimated weighted average cost of capital. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions, none of which are guaranteed. For Fresh-Start accounting purposes, the enterprise value of the Reorganized Company was recorded at $385 million. The implied value for the new common stock is $25 million. The implied value of the convertible preferred stock was $85 million. In applying Fresh-Start accounting, adjustments to reflect the fair value of assets and liabilities, on a net basis, and the restructuring of our capital structure and resulting discharge of the senior lender’s pre-petition debt, resulted in net reorganization expense of $59.413 million. In addition, we incurred $2.943 million and $18.779 million in reorganization expenses in 2005 and 2004 primarily related to legal and professional services.

Strategic Overview.    We intend to continue to pursue the strategic operating plan based on our core competencies of extracting, processing and providing minerals. We plan to expand current markets and develop new markets for our limestone and limestone fillers, while maximizing the profitability of our sand and lime businesses. We intend to be the minerals company that processes, purifies packages and provides high quality chemical stone and sand for customers, rewards the work of our employees and creates sustained long-term value for our investors.

Potential Change to Long-Range Plan.    As a result of our financial restructuring, the Board of Directors includes only two Directors who were on the Board of Directors prior to the effective date of the Plan. Five of the Directors, who constitute a majority, were designated by holders of Senior Subordinated Notes who were party to the commitment agreement and who received shares of convertible preferred stock, including one such Director who was designated by such holders of Senior Subordinated Notes who also became holders of common stock. We may make changes, which could be material, to the business, operations and current long-range plan. It is impossible to predict what these changes will be and the impact they will have on the future results of operations and our share prices.

Financial Condition—(Continued)

In 2005, we sold our Kings Mountain, North Carolina mica operations for $15 million and recorded a gain of $144,000. In 2005, we sold a self-unloading vessel from our Great Lakes fleet for $4 million and recorded a gain of $2.217 million. In December 2005, we sold the O-N Minerals St. Clair facility for $14 million and recorded a pretax gain of $4.255 million.

We also announced that we have engaged Jefferies and Company, Inc. to assist us in evaluating potential transactions related to the balance of our Great Lakes fleet. The decision to hire an investment banker is in response to recently received expressions of interest. We are exploring the possibility of redeploying the capital invested in the remainder of the vessels for the reduction of debt and for capital investment consistent with it strategy.

In March 2006, we completed the sale of another self-unloading vessel from our Great Lakes fleet for $4 million and estimated a gain of $1.6 million.

Discussion of Post-Emergence Liquidity

Post-emergence credit facility.    On January 31, 2005, which was the effective date of the Plan for legal purposes, the Company and each of its wholly-owned direct and indirect subsidiaries entered into a new post-emergence credit facility. We and several of our significant operating companies are borrowers under the post-emergence credit facility, and the remaining subsidiaries guarantee the obligations under the post-emergence credit facility. The maturity date of the obligations under the post-emergence credit facility is January 31, 2010 or such earlier date as prescribed in the post-emergence credit facility. Effective June 1, 2005, the credit facility was amended with the amount unchanged, providing reduced interest rates on borrowings and modifying certain covenants. As of December 31, 2005, we had outstanding indebtedness of $237.167 million under the post-emergence credit facility, comprised of revolving loans, a term loan A and a term loan B as described below.

The term loan A had an initial principal amount of $105 million. The term loan A bears interest at a floating rate linked to the prime rate or LIBOR, at our option. The term loan A, or such portion as we may elect, linked to LIBOR bears interest at the greater of 5.00% or LIBOR plus 3.00%, and such portion of the term loan A as we may elect to be linked to the prime rate bears interest at the greater of 5.00% or the prime rate plus 0.50%. Principal payments are due in quarterly installments of $262,500, with the first payment due (and paid) on December 31, 2005, and a final installment of the remaining outstanding principal due on the maturity date of the post-emergence credit facility. The margin over LIBOR and/or prime is 1% lower after the June 1, 2005 amendment. In 2005, asset sales paid down the term loan A by $7.509 million from the sale of Kings Mountain, by $4.0 million from the sale of the S/S Buckeye vessel and by $6.363 million from the sale of the O-N Minerals St. Clair facility.

The term loan B had an initial principal amount of $150 million. The term loan B bears interest at a floating rate linked to the prime rate or LIBOR, at our option. The term B loan, or such portion as the Company may elect, linked to LIBOR bears interest at the greater of 9.00% or LIBOR plus 7.00%, and such portion of the term loan B as we may elect to be linked to the prime rate, bears interest at the greater of 11.00% or the prime rate plus 6.50%. The outstanding principal of the term loan B is due on the maturity date of the post-emergence credit facility. The margin over LIBOR and/or prime is 3.25% lower after the June 1, 2005 amendment.

The revolving loans available under the post-emergence credit facility are in an aggregate principal amount not to exceed $55 million (including a sublimit of $20 million for issuance of letter of credit accommodations). Principal amounts of the revolving facility that we repay may be reborrowed in accordance with the terms of the post-emergence credit facility. The revolving loans under the post-emergence credit facility bear interest at a floating rate linked to the prime rate or LIBOR, at our option. Revolving loans linked to the prime rate bear interest at the greater of 4.50% or the prime rate, and revolving loans linked to LIBOR bear interest at the

Financial Condition—(Continued)

greater of 4.50% or LIBOR plus 2.50%. As of December 31, 2005, $302,000 was outstanding under the revolving credit facility and $10.311 million in letter of credit accommodations was outstanding.

Consistent with the original post-emergence credit facility, we paid $3.0 million in February 2006 representing additional interest on these loans; however the June 1, 2005 amendment eliminated this obligation in future years.

We and our subsidiaries are subject to affirmative and negative covenants under the post-emergence credit facility, including periodic financial reporting. We are also subject to financial covenants, including a minimum consolidated earnings before interest, taxes, depreciation and amortization, which is known as EBITDA, and fixed charge coverage ratio tests measured for each period of four consecutive fiscal quarters a leverage ration (added as a result of the June 1, 2005 amendment) and an annual covenant on capital expenditures. We are in compliance with all such covenants at December 31, 2005. Our EBITDA, as defined in our credit facility, excludes such items as the fair market value inventory adjustment charge, post-emergence reorganization items, up to $2 million of losses from asset sales and stock incentive compensation awards, while including up to $4 million of gains from asset sales.

Vessel Term Loan.    The Vessel Term Loan contains covenants that match the post-emergence credit facility. Semi-annual principal payments from January 15, 2006 through January 15, 2007 range from $995,000 to $1.055 million, increasing yearly. A final principal payment of $7.650 million is due on July 15, 2007.

Capital Stock.    As of the effective date of the Plan of Reorganization and pursuant to the Plan, 2,928,571 shares of common stock and 264,837 shares of restricted common stock were issued and outstanding. As of the Effective Date of the Plan, and pursuant to the Plan, record holders of shares of old common stock with allowed interests under the Plan received warrants, exercisable until March 2, 2005, to purchase up to 576,256 shares of common stock at an exercise price of $10 per share. Pursuant to the warrant offering, we issued 404,071 shares of common stock at $10 per share for a total purchase price of $4.041 million. Our Second Amended and Restated Articles of Incorporation authorize us to issue shares of preferred stock, $0.01 par value per share, in one or more series, with such rights and restrictions and with such additional provisions as the Board of Directors may determine, including, among other things, voting, dividend, redemption, sinking fund, liquidation and conversion rights, and additional restrictions. The convertible preferred stock constitutes a series of the preferred stock, and, as of the effective date of the Plan, 8,500,000 shares of convertible preferred stock were issued and outstanding. The annual dividend payable on the convertible preferred stock is paid at a rate of 14.8275%. The holders of the convertible preferred stock may convert such shares at any time into shares of common stock. On April 1, 2005, 100 shares of the convertible preferred stock were converted into 102 shares of common stock. In addition, subject to certain conditions that were met on March 22, 2005, the shares of convertible preferred stock became redeemable by us, at our discretion, commencing on or after January 31, 2006 at various prices. We intend to redeem the shares in the near future; however, we are unable to predict whether we will be able to redeem any shares due to restrictions in our credit facility. Assuming that the conversion value of the common stock into which the convertible preferred stock may be converted exceeds the redemption payment that would be received, it is likely that the result would be that holders would convert their convertible preferred stock prior to the redemption date. If this were to occur, the cash needs to pay the redemption would be reduced and the number of outstanding shares of common stock would increase. At December 31, 2005, we had outstanding 3,600,842 shares of common stock and 8,499,900 shares of convertible preferred stock.

Sources and Uses of Funds.    Our principal uses of funds are the payment of operating expenses, interest expense and capital expenditures. In addition, funds of $4.041 million were obtained in March 2005 through the exercise of the warrants and funds of $14.5 million were obtained upon the sale of a portion of our mica assets. In the mica sale, under the post-emergence credit facility, one half of the proceeds was used to pay down debt. We used $7.009 million of these proceeds to reduce the term loan A. The sale of the O-N Minerals St. Clair facility

Financial Condition—(Continued)

for $14 million allowed us to pay down term loan A by $6.363 million and the balance will be used to reinvest in the business. We used $4.0 million from the proceeds of the sale of the S/S Buckeye vessel to pay down term loan A. The seasonality experienced by our Great Lakes Operations reduces our debt requirements at our fiscal year end. During the winter months, the substantial repair work done at our Great Lakes Operations raises our cash requirements and the suspension of operations reduces our cash inflows, leaving our liquidity at reduced levels. Once operations resume in the second quarter, our borrowing needs increase due to working capital requirements to their highest levels around the end of the second quarter. Our principal sources of funds in 2005 were operating revenues, cash and cash equivalents on hand and funds available for borrowing under the post-emergence credit facility. We expect that operating revenues, cash and cash equivalents on hand, and the funds available for borrowing under the post-emergence credit facility will be sufficient to enable us to cover our operating expenses, interest expense on indebtedness and capital expenditures in 2006. However, there can be no assurance that such funds will be sufficient to meet our cash requirements on a consolidated basis. In assessing the adequacy of our capital resources, we have made estimates and projections of revenues and expenses which we believe to be reasonable. However, if the anticipated level of revenue is not achieved because of decreased demand for our products or weakness in the overall market for minerals and aggregates, or if expenses exceed the level we contemplate, the current sources of funds may be insufficient to meet our cash requirements in the future. Further, our operations will be subject to the risks discussed in “Risk Factors—Risks Related to Our Business.” Should any of the potential adverse developments referred to in those risk factors occur, available capital resources may prove insufficient. In the event that available capital resources are insufficient, we would need to take additional steps to increase revenues, curtail expenses, sell assets or raise additional capital. There is no assurance that these approaches would be successful, and even if successful, these approaches could trigger other adverse effects on our business or the operating results or financial condition.

Discussion of Pre-Petition Liquidity

At December 31, 2004, we were party to the second debtor-in-possession (“second DIP”) credit facility, a vessel term loan, a Senior Secured Notes agreement and a Senior Subordinated Note agreement.

Second DIP Credit Facility.    On April 30, 2004, the Bankruptcy Court entered an order authorizing us to enter into the $305 million second DIP credit facility providing us with post-petition financing. The Bankruptcy Court also authorized us to pay certain commitment fees and other expenses related to this loan. The second DIP credit facility was consummated on July 15, 2004. The second DIP credit facility was used to repay borrowings under the initial debtor-in-possession (“initial DIP”) credit facility and the pre-petition bank credit facility and provided a revolving credit facility for working capital while we were in Chapter 11. During 2004, we incurred $11.053 million in deferred financing costs, which included the commitment fees and professional fees related to the second DIP credit facility. Upon confirmation of our Plan and emergence from Chapter 11 on January 31, 2005, the second DIP credit facility was replaced with the post-emergence credit facility described above.

Our second DIP credit facility repaid the borrowings under the Syndicated Term Loan and the Senior Credit facility (“pre-petition bank credit facility”). The facility had a scheduled maturity of October 31, 2004 and had various financial covenants that we had violated. On September 11, 2003, we entered into amendments with our syndicated banking group and Senior Secured Notes holders. The amendments required us to repay at least $100 million of debt from the proceeds of permitted asset sales by February 25, 2004. As a result of our decision to not repay $100 million in debt from proceeds of permitted asset sales by February 25, 2004, we defaulted under the Syndicated Term Loan, Senior Credit Facility, Senior Secured Notes, Senior Subordinated Notes and Vessel Term Loan.

The second DIP credit facility replaced the initial DIP credit facility that allowed us to borrow up to $70 million and was approved by the Bankruptcy Court on April 8, 2004. During 2004, we incurred $2.841 million in deferred financing costs related to legal and professional fees related to the initial DIP credit facility.

Financial Condition—(Continued)

Senior Secured Notes.    As previously discussed, we issued and sold $85 million in convertible preferred stock pursuant to the rights offering and commitment agreement. We used the net proceeds from the issuance and sale of the convertible preferred stock and available cash and borrowings under the post-emergence credit facility to redeem the Senior Secured Notes at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement. The Senior Secured Notes were funded on October 25, 2002 with a scheduled amortization in 2007 and 2008. Interest on the notes included a 13% per annum cash payment, payable quarterly and a 6% payment-in-kind. This interest payment was suspended during the bankruptcy; however, it was paid upon emergence on January 31, 2005. We had violated financial covenants with this agreement in 2003.

Senior Subordinated Notes.    As previously discussed, the Plan included the conversion of a $100 million principal amount of Senior Subordinated Notes plus accrued and unpaid interest into a pro-rata distribution of 2,928,571 shares of common stock in full satisfaction of the claims of the Senior Subordinated Notes holders.

We were in default under its Senior Subordinated Notes agreement in September 2003 for deferring an interest payment in excess of its 30-day grace period. That default was cured in September 2003.

Our operating activities before discontinued operation and reorganization items used cash of $10.216 million in 2005, provided cash of $40.181 million in 2004, and used cash of $1.100 million in 2003. We paid $8.061 million and $14.750 million for reorganization items in 2005 and 2004. The significant decrease in cash provided by operating activities between 2005 and 2004 was primarily due to the effects of the settlement and payment of pre-petition obligations for accounts payable, accrued interest, accrued expenses, and increased inventory levels. These were partly offset by improved operating results and reductions in accounts receivable. The decrease in cash provided from operations between 2005 and 2003 was primarily the result of the settlement and payment of pre-petition obligations for accounts payable, accrued interest, accrued expenses, and increased inventory levels. These were partly offset by improved operating results.

Expenditures for property and equipment totaled $17.288 million in 2005 compared to $23.672 million and $18.793 million in 2004 and 2003, respectively. The decrease in capital expenditures between 2005 and 2004 was primarily the result of no longer capitalizing quarry development costs in 2005 with the accounting policy change in fresh-start reporting and fewer large projects in 2005. Expenditures for the sustaining of existing property and equipment were $9.864 million in 2005 and expansion projects amounted to $7.424 million. In 2004, we had an expansion project and two large truck purchases on our Great Lakes Operations segment. An expansion project in our Industrial Sands Texas operation was completed in 2005, but began in 2004. Expenditures for property and equipment for 2006 are currently expected to approximate $21 million and will be funded with current operating revenues and monies available under the post-emergence credit facility. We expect that 2006 capital expenditures for expansion projects will decrease to $5 million and replacement projects will increase to $16 million from 2005 levels. There are fewer large expansion projects for 2006 and the focus has shifted to increased replacement projects to maintain and improve operating efficiencies. We have no material commitments for capital projects in 2006 or beyond.

In 2005, we incurred no deferred financing costs while in 2004, we incurred $13.894 million of deferred financing costs related to the acquisition of the initial DIP credit facility and second DIP credit facility. In 2003, we incurred $4.762 million in deferred financing costs related to the amendment of the pre-petition credit facility and Senior Secured Notes agreement.

In 2005, we paid down debt by $105.008 million more than our borrowings primarily from the proceeds of the issuance of our convertible preferred stock and proceeds from warrants and exercise of stock options totaling $89.099 million. We additionally paid down our term loan A by $17.872 million from the sales of the Kings Mountain mica facility, the self unloading vessel S/S Buckeye and the O-N Minerals St. Clair facility. In 2004,

Financial Condition—(Continued)

our additional borrowings exceeded debt repayments by $26.248 million, while in 2003, our additional borrowings exceeded debt repayments by $22.044 million. In 2004 and 2003, additional borrowings were primarily used to fund capital expenditures and financing costs. In 2004, additional borrowings were reduced by the sale of the Redi-Mix business and the vessel M/V Richard Reiss. Furthermore, additional borrowings were used in 2003 to fund the O-N Minerals Erie acquisition and were reduced from the sale of the Lawn and Garden business unit.

Prior to their amendment in September 2003, our pre-petition credit facility required interest rate protection on fifty percent of our senior secured debt. Accordingly, we entered into interest rate swap agreements in 2000 to limit the effect of increases in the interest rates on variable rate debt. The differential between fixed and variable rates is recorded as an increase or decrease to interest expense. At December 31, 2005, we had no such interest rate swaps remaining as the final swap expired on June 30, 2004.

As a result of falling LIBOR-based interest rates, interest expense increased $1.274 million and $7.446 million in 2004 and 2003, respectively, because of these interest rate swaps. See Note F to the consolidated financial statements for a further description of the Company’s swap agreements.

Qualitative and Quantitative Disclosures About Market Risk.    The following tables provide information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents cash flows and related weighted average interest rates by the original contracted maturity dates. For 2005 and 2004, the interest rates for the loans under our post-emergence credit facilities are: for the revolver prime in 2005, LIBOR plus 3.5% in 2004; for the term loan A, LIBOR plus 3.00% in 2005 (4.00% in 2004); and term loan B, LIBOR plus 7.00% for 2005 (9.75% in 2004). We do not hold or issue financial instruments for speculative purposes. Also for 2005, the interest rates in the table below exclude consideration of the accrued $3 million interest fee payable in 2006.

	December 31, 2005
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$2,118	$8,796	$103				$11,017	$11,017
Average interest rate	9.72%	9.76%	7.00%
Variable rate	$1,352	$1,050	$1,050	$1,050	$232,665		$237,167	$237,167
Average interest rate	9.94%	9.95%	9.96%	9.97%	9.99%

	December 31, 2004
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$92,166	$2,128	$8,796	$103			$103,193	$103,193
Average interest rate	12.56%	9.72%	9.76%	7.00%
Variable rate	$250,000						$250,000	$250,000
Average interest rate	9.34%

We did not declare a cash dividend during 2005, 2004 and 2003 as the Company’s current and prior lending facilities prohibit cash dividends.

At December 31, 2005, we re-evaluated assumptions used in determining postretirement pension and health care benefits. The weighted-average discount rate was adjusted from 6.00% to 5.75% to better reflect expected market rates. Additionally, the annual rate of increase in the per capita cost of covered health care benefits was revised to 8.00% at December 31, 2005, decreasing gradually to 5.00% in 2009 and will remain at that level

Financial Condition—(Continued)

thereafter from 9.00% at December 31, 2004 decreasing gradually to 5% in 2009. These changes resulted in an increase in the benefit obligation of $2.954 million for the pension plans and $2.032 million for the postretirement health care plan. Though these changes will increase our pension and postretirement expense in 2006, the impact is not expected to be material. The fair value of our pension plan assets grew $3.912 million during 2005, and that increase is estimated to result in a $738,000 reduction in pension expense in 2006.

At December 31, 2004, we re-evaluated assumptions used in determining postretirement pension and health care benefits. The weighted-average discount rate was adjusted from 6.50% to 6.00% to better reflect expected market rates. Additionally, the annual rate of increase in the per capita cost of covered health care benefits was revised to 9.00% at December 31, 2004, decreasing gradually to 5.00% in 2009 and will remain at that level thereafter from 10.00% (pre-65) and 6.00% (post-65), with the pre-65 rate decreasing gradually to 5%, in 2009 and the post-65 rate in 2006. These changes resulted in an increase in the benefit obligation of $6.811 million for the pension plans and $4.279 million for the postretirement health care plan. Though these changes will increase our pension and postretirement expense in 2005, the impact is not expected to be material. The fair value of our pension plan assets grew $4.476 million during 2004, and that increase resulted in a $678,000 reduction in pension expense in 2005. All of our pension and postretirement benefit liabilities were reinstated following the effective date of the Plan. Prior to the effective date of the Plan, some of the pension plans held shares of old common stock. That old common stock was sold prior to the effective date of the Plan and, as such, the plans did not receive warrants to purchase common stock.

In accordance with Fresh-Start reporting, the assets and liabilities of our defined benefit plan are to be recorded at their fair value, which represents the net amount of the fair market value of pension assets compared with the projected benefit obligation. The adjustment to fair value resulted in a $43.132 million charge to reorganization items and the reduction of the historical prepaid pension cost asset by $31.454 million, an increase of $3.755 million in other long-term liabilities related to the accrual for pension liabilities, a net reduction of $5.510 million in accumulated other comprehensive loss related to the historical minimum pension liability, and a $2.412 million increase in the deferred tax liability relating to the tax effects of the accumulated other comprehensive loss. This adjustment to fair value eliminated the future amortization of unrecognized net actual loss and unrecognized prior service costs and reduced our pension expense in 2005 by $2.249 million.

In accordance with Fresh-Start reporting, the liability for other postretirement benefits was adjusted to fair value, which is the accumulated postretirement benefit obligation in excess of the fair value of the plan assets. Based upon the December 31, 2004 accumulated postretirement benefit obligations in excess of the fair value of plan assets, we recorded an increase of $8.589 million in the postretirement benefit obligation on the consolidated balance sheet. This adjustment to fair value eliminates the future amortization of unrecognized net actuarial loss and unrecognized prior service costs and reduced expense in 2005 by $646,000.

At December 31, 2003, we re-evaluated assumptions used in determining postretirement pension and health care benefits. The weighted-average discount rate was adjusted from 7.00% to 6.50% to better reflect 2003 and long-term market rates. Additionally, the annual rate of increase in the per capita cost of covered health care benefits was revised to 10.00% (pre-65) and 6.00% (post-65), decreasing gradually to 5.00% (the pre-65 rate in 2009 and the post-65 rate in 2006) at December 31, 2003 from 8.25% (pre-65) and 6.00% (post-65), with the pre-65 rate decreasing gradually to 6% in 2006 and the post-65 rate remaining constant at December 31, 2002. These changes resulted in an increase in the benefit obligation of $3.994 million for the pension plans and $6.819 million ($1.199 million related to the revision of the per capita cost of covered health care benefits) for the postretirement health care plan. Though these changes increased the pension and postretirement expense in 2004, the impact was not material. The fair value of the pension plan assets increased $12.139 million during 2003, and that increase resulted in an $886,000 reduction in pension expense in 2004.

Our Second Amended and Restated Articles of Incorporation authorized us to issue 90,000,000 shares of common stock. As of March 3, 2005, 3,597,479 shares of common stock (including 264,837 of restricted shares

Financial Condition—(Continued)

issued under the management stock plan and 404,071 shares issued upon the exercise of warrants) were issued and outstanding, 2,928,571 of which were issued pursuant to the Plan. At December 31, 2005, there were 3,600,842 common stock shares outstanding. Our Second Amended and Restated Articles of Incorporation also authorize the Company to issue 30,000,000 shares of convertible preferred stock, $0.01 par value per share (“preferred stock”), in one or more series, with such rights and restrictions and with such additional provisions as the Board of Directors may determine, including, among other things, voting, dividend, redemption, sinking fund, liquidation and conversion rights, and additional restrictions. The convertible preferred stock constitutes a series of the preferred stock, and, as of January 31, 2005, 8,500,000 shares of convertible preferred stock were issued and outstanding. During 2005, 100 shares of convertible preferred stock were converted into common stock. At December 31, 2005, there are 8,499,900 shares of convertible preferred stock outstanding.

Subject to the terms of the convertible preferred stock, the Board of Directors has broad discretion with respect to the creation and issuance of preferred stock without shareholder approval. The rights, preferences and privileges of holders of the common stock may be adversely affected by the holders of shares of any other series of preferred stock that we may designate and issue from time to time. Among other things, by authorizing the issuance of other shares of preferred stock with particular conversion, redemption, voting or other rights, the Board of Directors could adversely affect the voting power of the holders of the common stock and could discourage any attempt to effect a change in control of the Company even if such a transaction would be beneficial to the interests of the shareholders.

MLO Contingent Agreement.    The purchase price of our O-N Minerals Michigan Limestone operation, which was acquired in the second quarter of 2000, included contingent payments subject to achieving certain operating performance parameters through 2011. We accrued a contingent payment of $2.1 million at December 31, 2003, representing additional purchase price and an increase to recorded mineral reserves. As a result of bankruptcy negotiations and application of Fresh-Start reporting, the character of this agreement changed. After the bankruptcy petition date, the official unsecured creditors’ committee (a statutory committee established to represent the interests of our unsecured creditors (the “creditors’ committee”)) entered into negotiations with certain of the holders of the MLO claims regarding possibly amending the interest purchase agreement. As a result of these negotiations, the interest purchase agreement was amended as of January 31, 2005, which was the Effective Date of the Plan, and as of January 31, 2005 was assumed (as amended) by the Company. Specifically, pursuant to the amended interest purchase agreement, the parties agreed to reduce the aggregate annual amount of contingent payments and to extend the time period within which the contingent payments are to be made by four to six years. The amended interest purchase agreement provides for maximum aggregate amounts of annual contingent payments in the period 2003 through 2016 as follows:

•	$625,000 for 2003 (which was paid on January 31, 2005);

•	$1.025 million for the period 2004-2006; and

•	$2.65 million for the period 2007-2016.

As part of fresh-start reporting, we estimated and accrued our probable liability under the amended agreement using SFAS No. 5; “Accounting for Contingencies”. At December 31, 2005, our liability is $14.945 million, with $1.025 million classified in other accrued expense and $13.920 million classified in other long-term liabilities on the Consolidated Balance Sheet.

As part of fresh-start reporting, based upon our historical experience on tonnage shipments and other estimates, we estimated that the liability related to the purchase agreement with former owners of Michigan Limestone was $16.285 million, with $1.5 million classified in other accrued expenses and $14.785 million classified in other long-term liabilities on the 2004 Consolidated Balance Sheet. This 2004 charge increased the accrual by $14.185 million and that charge was expensed as reorganization items, net. See “Item 13. Certain Relationships and Related Transactions”, for further discussion of MLO contingent payments.

Financial Condition—(Continued)

Mr. Lundin received payments totaling $391,000 in 2003 as his 18.6% share of the contingent payments. Mr. Lundin did not receive any contingent payment in 2004 but received payments of $112,525 on the Effective Date of the Plan and in April 2005 received an additional $162,743 as his 18.6% share of the contingent payments. On November 1, 2001, Mr. Lundin was promoted to the position of President and Chief Operating Officer, and on December 12, 2001, Mr. Lundin was elected to the Board of Directors. On December 4, 2002, Mr. Lundin was appointed as the Chief Executive Officer. Mr. Lundin was not an executive officer of the Company prior to the Michigan Limestone acquisition.

Contingencies.    The Company and certain of its subsidiaries are involved in a limited number of claims and routine litigation incidental to operating our current business. In each case, we are actively defending or prosecuting the claims. Many of the claims are covered by insurance and none are expected to have a material adverse effect on our financial condition.

Several of our subsidiaries have been and continue to be named as defendants in a large number of cases relating to the exposure of people to asbestos and silica. The plaintiffs in the cases generally seek compensatory and punitive damages of unspecified sums based upon the Jones Act, common law or statutory product liability claims. Some of these cases have been brought by plaintiffs against the Company (or the Company’s subsidiaries) and other marine services companies or product manufacturer co-defendants. Considering our past and present operations relating to the use of asbestos and silica, it is possible that additional claims may be made against the Company and the Company’s subsidiaries based upon similar or different legal theories seeking similar or different types of damages and relief. In the fourth quarter of 2004, we entered into a settlement agreement between one of our subsidiaries, ON Marine Services Company and certain tort plaintiffs to settle at least 750 of the Jones Act claims for $1.5 million utilizing certain insurance funds. Company funds have not been and, to the extent any settlement payments remain outstanding, will not be used to pay this settlement. The settlement was subject to the Bankruptcy Court’s approval and confirmation of the Company’s Plan. An order approving the settlement and confirming the Plan was entered by the Bankruptcy Court on November 17, 2004.

Management believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance policies from multiple sources and an insurance trust. In particular, on December 31, 2005, we had approximately $236 million of insurance coverage available with respect to any asbestos liability claims, broken down as follows: (1) about $19 million in cash in a trust on account of confidential settlement agreements between the Company and one of our insurers, and (2) about $217 million on account of insurance policies. In addition, we had over $800 million of insurance coverage available with respect to any silica liabilities. After consultation with outside advisors, management believes that the insurers have no legitimate defenses to coverage under these policies. Management further believes that the Company should be able to recover the full limits of the policies issued by solvent carriers. We have recorded a receivable from our insurance carriers of $120.168 million and $181.324 million at December 31, 2005 and 2004, respectively, representing the total amount of our estimated liability that is covered by insurance policies that are probable of recovery.

At December 31, 2005, we were a co-defendant in cases alleging asbestos-induced illness involving claims of about 47,000 claimants. In the fourth quarter of 2004, the Company entered into settlement agreements between our subsidiary ON Marine Services Company and certain asbestos tort plaintiffs, which were approved by the Bankruptcy Court. The settlements with these tort plaintiffs resolve about 20,000 of the claims asserted against certain of the Company’s affiliates. Management estimated that the settlement payments under the settlement agreements for approximately 17,800 of these claims would aggregate about $53.204 million, of which 14,753 claims have been submitted and $44 million has been paid through December 31, 2005 from the insurance trust established pursuant to the Settlement Trust Agreement, made and entered into on August 28, 2003, by and among the Company’s subsidiary ON Marine Services Company, underwriters at Lloyd’s and London Market Company Signatories and Wells Fargo Bank Minnesota, N.A. The remaining claims will paid as submitted with the required exposure and medical evidence. Management currently believes the total cost of these settlements to be approximately $51 million. Management anticipates that any settlement payments made

Financial Condition—(Continued)

on account of such claims will be paid under both the insurance trust and other of our insurance policies. Separate from the settlements, approximately 11,500 claims were dismissed in Mississippi and other states for lack of in personam jurisdiction and other reasons.

Management believes that the remaining currently outstanding claims can be satisfied or otherwise resolved within the limits of our remaining available insurance. Management cannot predict whether or not our available insurance will be adequate to cover any and all asbestos claims that arise in the future or that we will have the ability to otherwise successfully defend or resolve such cases. If there are no developments that reduce the impact of asbestos litigation or its costs, our available insurance may be insufficient to cover all future claims, and there could be a material adverse effect on our results of operations, liquidity and financial condition. The severity of this risk cannot be measured, and is highly dependent on the rate of future claims, the cost to defend, settle, or otherwise resolve claims, the length of time to resolve claims and the impact of future legislative or other developments in the asbestos litigation arena. Our ability to fund asbestos settlements or judgments will be subject to the availability of its remaining insurance coverage and to funds from operations, asset sales or capital-raising transactions. We have about $236 million of insurance resources available to address both current and future asbestos liabilities. We have had an average of 12,120 asbestos claims asserted against it each year for the past five years. The average cost per claim for settlement or other resolution for the past five years was about $1,000, excluding the $53.204 million settlement discussed above that had an average cost per claim of about $3,000. The length of time to resolve claims varies on a case-by-case basis and can be affected by decisions of management and opposing counsel. If there are no developments that reduce the impact of asbestos litigation or its costs to the Company, its available insurance may be insufficient to cover all future claims, and there could be a material adverse effect on our results of operations, liquidity and financial condition. We had an independent valuation specialist help value future asbestos claims.

We believe that we can only reasonably estimate five years of future claims. Our total liability for asbestos is $118.902 million, with $6.5 million related to the settlements recorded in current liabilities.

On April 19, 2005, asbestos personal injury claims reform legislation was introduced to the United States Senate as Senate Bill 852, the “Fairness in Asbestos Injury Resolution Act of 2005.” The FAIR Act is problematic for us in its present form in that it appears that we would be in the bottom sub-tier of tier 2 companies and we would not receive credit for insurance assets we have relied upon to date. The insurance assets owned by us would be taken away and would not be available to us to use toward our annual contribution amount. In addition, we, as well as other similarly situated well-insured smaller companies, are disproportionately impacted by the proposed legislation in that it requires us to contribute approximately 4% of our 2002 revenue each year, while larger, and often less well-insured companies, will be required to contribute a fraction of one percent of their respective 2002 revenues each year. On April 26, 2005, the Senate Judiciary Committee held a hearing on this bill, and through the Coalition for Asbestos Reform, we were represented. On May 26, 2005, the Senate Judiciary Committee voted the bill out of Committee to be heard on the Senate floor. The Senate went into summer recess on August 1, 2005 before the bill was introduced onto the Senate floor. The bill was introduced on the Senate floor on February 6, 2006; however, the bill was returned to Committee without further action on February 15, 2006 after failing to survive a budget point of order. Since the legislative process is unpredictable and constantly changing, it is unclear whether the FAIR Act will be enacted with or without significant amendment. If the FAIR Act is enacted in its present form, it would have a material adverse effect on our results of operations, liquidity and financial position.

The exposure of persons to silica and the accompanying health risks have been and continue to be significant issues confronting the industrial minerals industry in general, and specifically our Industrial Sands segment. Proposed changes to standards for exposure to silica are under review by the United States Occupational Safety and Health Administration. This review could result in more stringent worker safety standards or, in the alternative, requirements for additional action on the part of silica users regarding lower

Financial Condition—(Continued)

permissible exposure limits for silica. More stringent worker safety standards or additional action requirements, including the costs associated with these revised standards or additional action requirements, and actual or perceived concerns regarding the threat of liability, or health risks, including silicosis, associated with silica use, may affect the buying decisions of the users of our silica products. If worker safety standards are made more stringent, if we are required to take additional action regarding lower permissible exposure limits for silica, or if our customers decide to reduce their use of silica products based on actual or perceived health risks or liability concerns, our operating results, liquidity and capital resources could be materially adversely affected. The extent of any material adverse effect would depend on the nature and extent of the changes to the exposure standards, the cost of meeting and our ability to meet more stringent standards, the extent of any reduction in our customer’s use of the Company’s silica products and other factors that cannot be estimated at this time.

With respect to silica claims, at December 31, 2005, we were a co-defendant in cases involving about 15,219 claimants. We have been and will continue to be responsible for funding a small percentage of all silica settlements and defense costs. We continue to have insurance coverage; however, certain policies have retroactive premiums that will come due if claims accrue to those policies. The premiums are based upon actual and incurred losses and cannot be calculated until losses are incurred. The likelihood of liability for us arising out of these claims is probable. We accrued for silica claims filed in states in which we have made cash settlements. The total current liability for silica claims is $2.6 million with $2.1 million covered by insurance. Because of the changing landscape and the lack of relevant settlement history, we do not accrue for future claims for silica.

On or about December 23, 2004, certain current and former members of our Board of Directors were named as defendants in a complaint filed by a former shareholder. Although the Company was not named in the complaint, it has agreed to indemnify the Directors pursuant to Ohio law, the Company’s First Amended and Restated Articles of Incorporation, and certain indemnification agreements the Company entered into with the named Directors. We maintain director and officer liability insurance, which has a deductible of $750,000. Although the outcome of the suit is not determinable at this time, management does not anticipate expending funds in excess of the deductible for indemnity or defense. The case was dismissed during the fourth quarter of 2005 and an appeal was filed.

On January 31, 2005, the Senior Secured Notes were redeemed at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement and the Plan. Certain Senior Secured Notes holders have filed a lawsuit claiming entitlement to default interest and penalties from the former Senior Subordinated Notes holders based upon an argument that the Senior Subordinated Notes holders’ claims in bankruptcy were subordinate to the claims of the Senior Secured Notes holders. The Bankruptcy Court ruled in favor of the Company and the Senior Subordinated Notes holders on this issue and certain Senior Secured Notes holders appealed to the District Court. The appeal to the District Court was dismissed during the third quarter of 2005 and an appeal to the Circuit Court was filed. If the Senior Secured Notes holders succeed in their appeal, it is possible that the positions of those common shareholders who exchanged their Senior Subordinated Notes for common stock could be diluted.

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

Off-Balance Sheet Arrangements

We have stand-by letters of credit totaling $10.3 million at December 31, 2005, with no balance outstanding as of December 31, 2005. These stand-by letters of credit, in amounts ranging from about $4,425 to $3.8 million, have been issued by Wells Fargo Bank, N.A. for a variety of possible uses, including for costs relating to

Financial Condition—(Continued)

workers’ compensation, insurance, corporate office rent, electricity, rail freight, a bonding program and above-ground storage tank removal. The majority of the stand-by letters of credit issued by Wells Fargo mature on June 25, 2006. A letter of credit for $905,866 will mature on March 31, 2006 and an additional letter of credit for $490,000 matures on June 30, 2006. We do not consider these stand-by letters of credit to be material to our business or operations, including our liquidity and capital resources, and we have not incurred any additional indebtedness in connection with these stand-by letters of credit.

Contractual Obligations

(In Thousands)	Payments due by period
Contractual Obligations (1)	Total	Less than 1 year (2006)	1 – 3 years (2007- 2008)	3 – 5 years (2009-2010)	More than 5 years (2011 and beyond)
Long-term Debt (2)	$248,184	$3,470	$10,999	$233,715
Internal Expense (3)	97,023	24,475	47,307	25,241	—
Operating Leases	30,307	7,666	10,061	5,787	$6,793
Purchase Obligations	5,679	4,954	725
Other Long-term Liabilities (4)	2,772	371	308	308	1,785

Total	$383,965	$40,936	$69,400	$265,051	$8,578

(1)	We have not included estimated future payments for pension, postretirement benefit obligations and the Coal Act in the above schedule because that funding is subject to changing legislation and significant Company assumptions. In 2006, we expect to contribute $3.6 million for pensions, $3.6 million for postretirement benefit obligations and $.7 million for the Coal Act.
(2)	Our amended post-emergence credit facility requires annual principal payments of $1.050 million through 2009 when the remaining balance of the facility is due.
(3)	Interest was calculated at rates in effect at December 31, 2005 on debt outstanding at December 31, 2005 reflecting contractual principal repayments for 2006 through 2010.
(4)	Includes other supplemental benefits and an insurance settlement.

Acquisitions and Dispositions

On April 6, 2005 we sold the Kings Mountain, North Carolina mica operation to Zemex Corporation for $15 million and recorded a gain of $144,000. On April 27, 2005, we sold certain parcels of land associated with our mica mine in New Mexico, but excluded the plant site and related operational assets located in Velarde, New Mexico to the Pueblo of Picuris Indians for a nominal purchase price plus their assumption of all site-related reclamation costs. We are still in discussions with other parties to sell the remaining plant site and related operating assets located in Velarde, New Mexico.

On November 29, 2005, we completed the sale of S/S Buckeye to Buckeye Holdings LLC, an affiliate of K & K Warehouse for $4 million and recorded a gain of $2.217 million. Proceeds from the sale were used to retire debt. The Buckeye had been idle during the 2005 shipping season.

On December 28, 2005 we completed the sale of our wholly-owned subsidiary, O-N Minerals (St. Clair) Company for $14 million subject to working capital adjustments and recorded a pretax gain of $4.255 million. Proceeds from the sale were used to retire debt and to provide liquidity for capital investment during the year 2006.

Subsequent to December 31, 2005, we completed the sale of S/S Reserve to Reserve Holdings LLC, an affiliate of K & K Warehouse for $4 million in March 2006 with an estimated gain of $1.6 million. Proceeds from the sale were used to retire debt. As previously disclosed, we continue to evaluate potential transactions on the balance of our Great Lakes fleet.

Financial Condition—(Continued)

In separate transactions during January 2004, we sold two assets of its Erie Sand and Gravel operations (the Redi-Mix business unit and the vessel M/V Richard Reiss) to E.E. Austin & Son, Inc. and Grand River Navigation Company, Inc., respectively. The Redi-Mix business unit was comprised of Serv-All Concrete, Inc. and S&J Trucking, Inc. These assets were not considered integral to our long-term strategic direction. Proceeds from the sales were $1.225 million for Redi-Mix and $1.8 million for the vessel. No gain or loss on sale was recognized.

In conjunction with the sale of the Redi-Mix business unit, we entered into a long-term supply agreement with E.E. Austin & Son, Inc., dated January 21, 2004, pursuant to which we will provide certain aggregates at market prices to E.E. Austin & Son, Inc. for an initial term of fifteen years beginning on the closing date of the agreement. Additionally, we and E.E. Austin & Son, Inc. entered into a sublease agreement, dated January 21, 2004, whereby E.E. Austin & Son, Inc. is subleasing property from us previously dedicated to the operation of the Redi-Mix business unit. The initial term of the sublease agreement commenced in January 2004 and extends to December 31, 2019. The agreement is renewable in five-year increments thereafter, upon agreement by both parties.

On October 27, 2003, as part of our ongoing business restructuring, we sold the Lawn and Garden business unit of its O-N Minerals Inland Operations operating segment to Oldcastle Retail, Inc. (“Oldcastle”). The sales price was $10 million of value subject to working capital adjustments. Based upon those working capital adjustments, we received $6.871 million in cash at closing. The net book value of the Lawn and Garden business unit at the closing date, including an allocation of the O-N Minerals Inland Operations segment’s goodwill of $3.316 million, was $10.057 million. We recognized a loss on sale of assets of $3.692 million during the fourth quarter of 2003. During 2004, we recovered additional amounts on the accounts receivable balance resulting in an adjustment to the loss and recognition of $29,000 of gain.

In conjunction with the sale of the Lawn and Garden business unit, we entered into a long-term supply agreement with Oldcastle, dated October 27, 2003, pursuant to which we will provide certain raw materials at market price to Oldcastle for an initial term of ten years beginning on the closing date of the agreement, with a renewal option for an additional ten-year period.

Also, we entered into a lease and operation of equipment agreement with Oldcastle, dated October 27, 2003, whereby certain areas of our York, Pennsylvania, operations previously dedicated to Lawn and Garden operations are being leased at market rates to Oldcastle through December 31, 2005.

In January 2003, we acquired all of the outstanding common shares and other ownership interests in a group of companies together known at that time as Erie Sand and Gravel Company (“Erie Sand and Gravel”) for $6.831 million in cash and $4.069 million in assumed debt, which was refinanced at closing. The acquisition included fixed assets of $5.446 million and goodwill of $4.149 million. Erie Sand and Gravel operates a dock, a bulk products terminal, a Great Lakes self-unloading vessel, a sand dredging and processing operation, a ready-mix concrete mixing facility and a trucking company that distributes construction sand and aggregates in the northwest Pennsylvania/western New York region. The net assets and results of operations of Erie Sand and Gravel are included within the O-N Minerals Great Lakes Operations segment.

The Erie Sand and Gravel acquisition was accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair values at the date of acquisition.

Results of Operations

See the discussion above regarding our emergence from bankruptcy on January 31, 2005.

In December 2005, we sold our O-N Minerals St. Clair facility and have reported its results as a discontinued operation for all periods presented. All of our discussions of results reflect only our continuing operations.

Our net sales and operating revenues were $439.687 million, $420.975 million and $391.092 million in 2005, 2004 and 2003, respectively. Operating income in 2005 was $24.683 million compared with operating income of $20.048 million in 2004 and an operating loss of $5.871 million in 2003. The 2005 operating income includes the effects of $1.037 million of post emergence reorganization items and $2.984 million for the inventory fair market value adjustment as part of fresh-start reporting. Fresh-start reporting required us to record our inventory at fair value which is the estimated selling price less the sum of the cost to sell plus a reasonable profit margin. The adjustment represents the incremental value (fair market value write-up) of the inventory sold to third parties through the first half of 2005. The 2004 operating income includes a pre-tax impairment charge of $5.695 million to reduce the net book value of the Velarde plant due to the suspension in operations. The 2004 operating income also includes a $1.315 million impairment charge related to the exit and sublease of the Cleveland Marine Services office. The 2003 operating loss includes a $13.114 million pre-tax asset impairment charge to reduce the net book value of the mica operation to its estimated fair value. We reported a net loss in 2005 of $2.336 million compared to a net loss in of $106.075 million and $33.192 million in 2004 and 2003, respectively. The 2004 net loss includes $78.192 million in reorganization expense. In addition to the impairment charge discussed above, 2003 net loss includes an after-tax charge of $1.384 million for the cumulative effect of accounting change for asset retirement obligations under SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which the Company adopted at January 1, 2003.

Net Sales and Operating Revenues.    The $18.712 million (4%) increase in net sales and operating revenues in 2005 compared with 2004 was primarily attributed to: (1) increased vessel revenues, which were the result of higher market demand including the sailing of additional vessels and higher fuel costs increasing fuel pass-throughs; (2) increased pricing for proppant sand from oil and gas service companies, higher building material and freight revenue from our Industrial Sands segment and (3) an increase in freight revenues and pricing for lime and limestone in our O-N Minerals Inland Operations segment. These increases to net sales and operating revenues were partially offset by decreased revenues from the sale of our mica facility in April 2005.

Net sales and operating revenues in 2005 increased $48.595 million (12%) in comparison to 2003 due to: (1) increased vessel revenues from higher demand and increased fuel surcharges; (2) increased demand and pricing for proppant sand from oil and gas service companies and increased market share in our Industrial Sands segment; (3) the Erie Sand and Gravel acquisition in 2003; (4) increased in lime demand and pricing and (5) increased aggregate demand which was partially offset by decreased revenues from the sale of the Lawn and Garden business unit of our O-N Minerals Inland Operations segment in the fourth quarter of 2003 and the mica sale in April 2005.

Operating Income (Loss).    The operating income for year ended December 31, 2005 was $24.683 million compared with an operating income in 2004 of $20.048 million. The increase was the result of lower non-recurring charges in the current year, increased revenues and lower depreciation, depletion, amortization and accretion. In 2005, non-recurring charges were recorded primarily for post-emergence reorganization items of $1.037 million and the fair market value inventory adjustment charge if $2.984 million. In 2004, non-recurring charges were recorded for a $5.695 million pre-tax asset impairment charge to further reduce the net book value of our mica operation’s Velarde plant, a $1.315 million impairment charge related to the exit and sublease of the Cleveland Marine Services office and $500,000 for exit costs related to previously shutdown abrasives facilities. In addition to the lower non-recurring charges in 2005, the Company has benefited from: (1) increased revenues of the O-N Minerals Great Lakes Operations segment’s limestone quarries and vessels; (2) increased revenues

Results of Operations—(Continued)

and its impact to operating income from increased proppant revenues in the Industrial Sands segment; (3) increased revenues and its impact to operating income from increased aggregate and lime revenues in the O-N Minerals Inland Operations segment; and (4) lower depreciation, depletion and amortization expense due to the fresh-start accounting and the cessation of capitalizing stripping costs. These increases have been offset by higher energy costs and higher repairs and maintenance expenses in 2005.

Operating income was higher by $30.554 million in 2005 compared with 2003 primarily due to: (1) $13.221 million in adjustments for impairments and restructuring liabilities, primarily for the write-down of our mica operation to fair value; (2) increased contributions from increased revenues; (3) a decrease in depreciation, depletion and amortization due to the lower asset values from fresh-start accounting and the cessation of capitalizing stripping costs and (4) lower general, administrative and selling expenses primarily from lower legal and professional fees.

Net Loss.    Net loss for 2005 was $2.336 million compared to a net loss of $106.075 million and $33.192 million in 2004 and 2003, respectively. The net loss for 2005 includes charges for the reorganization items and the inventory fair value adjustment. The net loss also includes the gains on the sale of the discontinued operation, the mica facilities and the Great Lakes vessel. The net losses in 2004 and 2003 include the impairment and restructuring charges identified above. The higher loss in 2004 is due primarily to $59.413 million in Fresh-Start reporting adjustments required upon the Company’s emergence from Chapter 11 bankruptcy and $18.779 million in reorganization expenses incurred throughout the bankruptcy. In addition, interest expense is higher in 2004 because of the amortization and write-off of deferred financing fees which exceeded the reduction in interest expense results from the impairment of the Company’s Senior Subordinated Notes. The net loss for 2003 includes a $3.692 million pre-tax loss on sale of the O-N Minerals Inland Operations segment’s Lawn and Garden business unit (partially offset by a decrease in other expense) and an after-tax charge of $1.384 million for the cumulative effect of accounting change for asset retirement obligations under SFAS No. 143.

On May 1, 2005, we announced that all of our lime and limestone operations would share a common name, O-N Minerals Company. This change was made to better establish our identity as one company with our customers and vendors. As part of the change, the segment formerly known as Global Stone was renamed O-N Minerals Inland Operations and the segment formerly known as Great Lakes Minerals was renamed as O-N Minerals Great Lakes Operations. Effective August 1, 2005 an organizational change occurred that resulted in the O-N Minerals (Portage) facility becoming part of the O-N Minerals Great Lakes Operations segment. For all periods shown, we report O-N Minerals (Portage) as part of the O-N Minerals Great Lakes Operations segment. Also, effective with the third quarter 2005, the mica facilities previously included in Industrial Sands were transferred to the Corporate and Other segment for all periods shown.

We operate our businesses as three reporting segments focused on our key markets served. The segments align operations that share business strategies and that are related by geography and product mix and reflect the way management evaluates the operating performance of its business. The operations are reported as: O-N Minerals Great Lakes Operations, which is the largest and only fully integrated producer and bulk transporter of limestone on the Great Lakes and combines our Michigan Limestone quarries, Marine Services, Erie and Portage operations; O-N Minerals Inland Operations, whose lime, limestone fillers, chemical limestone and construction aggregate businesses operate in the Southeast and Mid-Atlantic regions; and Industrial Sands, which mines and processes specialized industrial minerals, primarily high-purity silica sands. The operating results of the Company’s business segments for 2005, 2004 and 2003 are discussed below.

O-N Minerals Great Lakes Operations Segment

Net sales and operating revenues of the O-N Minerals Great Lakes Operations segment were $196.409 million in 2005 compared to $185.468 million in 2004 and $157.080 million in 2003. Net sales increased

Results of Operations—(Continued)

approximately 6% and 25% in 2005 compared to 2004 and 2003, respectively. The increase in net sales and operating revenues in 2005 compared to 2004 was primarily due a 13% increase in vessel revenue from one additional vessel sailing, increased vessel fuel revenue pass-throughs and increased sailing days that were partly offset by the sale of the Buckeye in November 2005. Additionally, increased pricing at the Michigan quarry operations were partly offset by decreased aggregate tons sold by the Michigan and Erie operations of 4% and 13%, respectively. The increase in net sales and operating revenues in 2005 compared with 2003 was primarily due to a 22% increase in tons shipped and increased vessel fuel revenue pass-throughs, and increased tonnage and pricing at the Michigan quarry operations.

Cost of goods sold and operating expenses totaled $154.586 million, $145.082 million and $122.639 million in 2005, 2004 and 2003, respectively. As a percentage of net sales and operating revenues, cost of goods sold and operating expenses were 79% in 2005 compared to 78% in 2004 and 2003. The lower operating margin as a percentage of sales in 2005 from 2004 and 2003 is due to increased energy expenses which increased to 21% of net sales and operating revenues from 17% in 2004 and 13% in 2003 and the $1.294 fair market value adjustments related to inventory. The lower margins were partially offset by lower active health care costs and by lower pension and retiree health care expenses of 11% of net sales and operating revenues compared to 13% in 2004.

The segment’s operating income for 2004 was $19.529 million compared with $15.060 million in 2004 and $8.113 million in 2003. Cost of goods sold in 2005 includes $1.294 million of an inventory fair market value adjustment (Fresh-Start reporting). In 2004 we recorded a $1.315 million impairment charge related to the exit and sublease of the former headquarters office of the Marine Services business. Management believes that excluding the inventory fair value adjustment and impairment charges provides a better comparison of year-to-year operating results. Excluding these charges, the operating income for the year ended December 31, 2005 is $20.823 million compared to $16.375 million in 2004. The increase in the operating income in 2005 compared with 2004 is due to higher revenues described above, lower depreciation, lower pension and retiree health care expenses partly offset by higher energy expenses. The increase in operating income in 2005 compared to 2003 is due to income related to higher revenues, lower depreciation, lower provision for doubtful accounts receivable. These gains were partially offset by increases in energy.

O-N Minerals Inland Operations Segment

Net sales for the O-N Minerals Inland Operations segment were $145.895 million, $136.483 million and $146.352 million in 2005, 2004 and 2003, respectively. The 7% increase in 2005 was primarily the result of a 16% increase in freight revenues, increased year to year average pricing on lime (12%) and aggregate (9%) partly offset by lower year to year tonnage on lime (7%) and aggregate. The $457,000 decrease in sales in 2005 compared to 2003 was primarily the result of the sale of the Lawn and Garden bagging business, which was sold in the third quarter of the 2003 with net sales for 2003 of $21.503 million. The sale of the Lawn and Garden bagging business was offset by increased average year to year pricing on lime (15%), fillers and aggregate, increased aggregate tonnage and higher freight revenues.

Cost of goods sold for the segment totaled $117.521 million in 2005 compared to $104.094 million in 2004 and $115.244 million in 2003. As a percentage of net sales, cost of goods sold was 81%, 76% and 79% in 2005, 2004 and 2003, respectively. The increase in the percentage of cost of goods sold to net sales between 2005 and 2004 is due to increased energy costs, increased stripping costs, maintenance costs and the inventory fair market value adjustment of $826,000. Energy costs increased 22% to 18% of sales compared to 16% of sales in 2004. Stripping costs in 2005 totaled $2.724 million and similar costs would have been capitalized under 2004 accounting policies. Maintenance expenses in 2005 increased 17% to 9% of net sales from 8% in 2004. The increase in energy, maintenance, stripping costs and inventory fair market value adjustment was offset by lower inventory movement in 2005 compared to 2003.

Results of Operations—(Continued)

Operating income for the segment was $12.907 million in 2005 compared to $12.670 million in 2004 and $10.050 million in 2003. The 2% increase in operating income between 2005 and 2004 was primarily due to the higher revenues, lower depreciation expense and inventory build in 2005 partly offset by higher energy and stripping costs. The increase in operating income in 2005 from 2003 was mainly attributed to the product mix on sales. The Lawn and Garden business was sold in the third quarter of 2003, and was a lower margin business for the O-N Minerals Inland Operations segment. Efficiencies gained from increased production in the current year, increases in pricing in certain markets and lower inventory write-offs compared with 2003 also contributed to improved operating income. These increases in operating income were offset partially by higher maintenance and energy costs in 2005.

Industrial Sands Segment

Net sales of the Industrial Sands segment were $94.772 million, $ 85.785 million and $74.532 million in 2005, 2004 and 2003, respectively. The 10% increase in net sales between 2005 and 2004 was primarily due to improved year to year pricing and mix of 9% for proppant sands, higher year to year tons and selling prices of 7% in the building materials market, increased freight revenues, increased prices and tonnage in the industrial sands market and increased prices of 10% in the glass sand markets. The 27% increase between 2005 from 2003 was primarily attributed to increased pricing, demand and market share gains for proppant sand from oil and gas service companies, an increase in the freight revenues related to increased product sales, increased activity in the California housing market, which enhanced building materials sales and the further expansion of the Mexican foundry sands market.

Cost of goods sold for the segment totaled $67.582 million in 2005 compared to $60.368 million in 2004 and $52.498 million in 2003. As a percentage of net sales, cost of goods sold was 71%, 70% and 70% in 2005, 2004 and 2003, respectively. The increase in the percentage of cost of goods sold to net sales between 2005 and 2004 was primarily due to higher energy costs which increased to 12% of net sales in 2005 compared to 11% in 2004, the inventory fair market value adjustment of $658,000, higher employee compensation and higher supplies and maintenance expenses. The increased cost of goods sold in 2005 compared to 2003 was primarily due to higher energy and maintenance costs.

Operating income in 2005 was $13.318 million compared to $15.431 million in 2004 and $11.849 million in 2003. The decrease in operating income in 2005 compared to 2004 is due to increased depreciation expense as a result of the revaluation of assets in Fresh-Start reporting and higher energy expenses partly offset by the increase in proppant and building material sales. The increase in operating income from 2005 compared to 2003 was primarily due to higher sales and margins partly offset by higher depreciation expense from the Fresh-Start reporting changes to asset values.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion was $32.686 million in 2005 compared to $35.728 million in 2004 and $37.184 million in 2003. The 8% decrease between 2005 and 2004 was primarily the result of the adjusted asset values reflecting Fresh-Start reporting fair value adjustments, the elimination of capitalized quarry development and its associated amortization as part of our accounting policy adjustment for fresh-start reporting and the lower depreciation from the mica facilities. The 12% decrease between 2005 and 2003 was primarily due to the adjusted asset values reflecting Fresh-Start reporting fair value adjustments, the elimination of capitalized quarry development and its associated amortization as part of our accounting policy adjustment for fresh-start reporting and the lower depreciation from the mica facilities and decreased depreciation due to the sale of O-N Minerals Inland Operation’s Lawn and Garden business unit. Depreciation, depletion amortization and accretion is not comparable because of the changes to the valuations made during fresh-start reporting which increased the values for the longer lived fixed assets and mineral reserves and decreased the value of the shorter lived assets.

Results of Operations—(Continued)

General, Administrative and Selling Expenses

General, administrative and selling expenses (including post-emergence reorganization costs) were $39.950 million in 2005 compared to $37.125 million in 2004 and $43.921 million in 2003. General, administrative and selling expenses as a percentage of net sales and operating revenues were 9% in 2005 and 2004 and 11% in 2003. While general, administrative an selling expenses are comparable as a percent of revenues between 2005 and 2004, the 2005 expense increased due to the post-emergence bankruptcy charges and legal fees related to a lawsuit against our former board of directors offset by lower retiree costs. Lower legal and professional fees in 2005 and a lower provision for doubtful accounts were the major contributors to the decrease in general, administrative and selling expense as a percentage of sales from 2003 offset by higher incentive compensation awards. Legal and professional fees in 2003 expense include non-compliance costs of approximately $4.4 million in 2003 that are similar to expenses being grouped as reorganization items, net, in 2004 and 2005.

Restructuring, Asset Impairments and Voluntary Early Retirement

The following summarizes the provision for restructuring, asset impairments and early retirement programs and the remaining reserve balance at December 31, 2005 (in thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total
Reserve at January 1, 2003	$765	$-0-	$1,269	$2,034

2003 charge		13,272		13,272
Amounts utilized		(13,272)		(13,272)
Actual expenditures	(759)		(428)	(1,187)
Provisions and adjustments to prior Reserves, net	36		(87)	(51)

Remaining reserve at December 31, 2003	$42	$-0-	$754	$796

2004 charge		7,010		7,010
Amounts utilized		(7,010)		(7,010)
Actual expenditures	17		(164)	(147)
Provisions and adjustments to prior Reserves, net	(28)		464	436

Remaining reserve at December 31, 2004	$31	$-0-	$1,054	$1,085
Actual expenditures	(55)		(344)	(399)
Provisions and adjustments to prior Reserves, net	24		(99)	(75)

Remaining reserve at December 31, 2005	$-0-	$-0-	$611	$611

In the first quarter of 2004, we recorded a $1.315 million pre-tax asset impairment charge related to the exit and sublease of the Cleveland Marine Services office. Of this charge, $1.170 million was primarily related to the difference between base rent due until December 2009 and sublease income that will be received into March 2008. An additional $145,000 pre-tax charge was recorded to write off leasehold improvements abandoned at the Marine office.

In the second quarter of 2004, in response to updated information, we made an adjustment to increase the Provision for Restructuring, Asset Impairments and Early Retirement Programs by $500,000 for exit costs related to previously shutdown abrasives facilities.

During the third quarter of 2004, we recorded a $5.695 million pre-tax asset impairment charge to further reduce the net book value of our mica operations Velarde plant. The impairment indicator was a temporary suspension of operations of the Velarde plant. The Velarde plant was written down to the estimated fair value based on current market offers.

Results of Operations—(Continued)

During the second quarter of 2003, we recorded a $13.114 million pre-tax asset impairment charge to reduce the net book value of our mica operation to its estimated fair value, as determined by management based on a third-party appraisal. The charge reduced the carrying value of the operation’s land, depreciable fixed assets and mineral reserves by $2.610 million, $2.334 million and $8.170 million, respectively. Fair values were estimated using a discounted cash flow valuation technique incorporating a discount rate commensurate with the risks involved for each group of assets. The remaining 2003 impairment charges of $158,000 were recorded in the fourth quarter to reduce the carrying value of certain idled equipment of the O-N Minerals Inland Operations segment.

Other

Interest expense in 2005 was $30.471 million compared with $54.207 million in 2004 and $53.135 million in 2003. Interest expense decreased 44% and 43% in 2005 as compared to 2004 and 2003, respectively. The primary factor contributing to this decrease was the reduction in overall debt as a result of the bankruptcy which resulted in the conversion of the Senior Subordinated Notes to common stock and the replacement of the Senior Secured Notes with preferred stock and the higher amortization of financing fees due to the financing of two DIP facilities and the write-off of financing fees related to the early payoff of the pre-petition credit facility in 2004 and 2003. Interest expense on bank debt was $30.251 million, $38.592 million and $40.584 million in 2005, 2004 and 2003, respectively, including $423,000 in 2005, $4.896 million in 2004 and $4.094 million in 2003 for the non-cash, payment-in-kind on the Senior Secured Notes. Interest expense on hedges was $1.274 million in 2004 compared with $7.446 million in 2003. Amendments to our senior debt agreements in September 2003 no longer required us to hedge a portion of our interest rate risk. At December 31, 2005, we had no interest rate swaps remaining. Amortization and/or the write-off of fees associated with our bank amendments and refinancing activities were zero in 2005, $14.173 million in 2004 and $4.894 million in 2003. The remainder of interest expense in all three years was related to capital leases and notes payable.

Other income, net was $1.116 million, $5.941 million and $2.032 million in 2005, 2004 and 2003, respectively. Other income in 2005 and 2004 was mainly comprised of insurance recovery income of $1.583 million and $6.533 million, respectively. In June 2004, we agreed with an insolvent insurance group to settle for $4.668 million in respect of past and future claims. Other income was partially offset by amounts charged for the Coal Act liability in 2005 and 2004. Other income in 2003 was mainly comprised of a non-cash gain of $2.408 million to reverse a product liability reserve recorded in 2002 and insurance recovery income of $2.386 million, partially offset by non-cash charges totaling $2.239 million to reserve for EVTAC Mining and amounts charged for the Coal Act liability.

We utilize certain tax preference deductions afforded by law to mining companies. Although the amount of these deductions is materially consistent from year to year, these permanent book/tax differences can cause significant fluctuations in our effective tax rate based upon the level of pre-tax book income or loss. We continue to incur tax operating losses and there is an uncertainty regarding the future realization of any portion of these losses as a tax benefit. Accordingly, we have recorded a tax valuation allowance for the deferred tax asset and will maintain such an allowance until sufficient positive evidence (i.e., cumulative positive earnings and future taxable income) exists to support the reversal. See Note E to the consolidated financial statements for a discussion of the net operating loss carryforwards and a listing of deductible temporary differences.

Reorganization Items, Net

We incurred $2.943 million and $18.779 million of reorganization expenses in 2005 and 2004, respectively, primarily related to legal and other professional services. In addition, in applying fresh-start reporting, adjustments to reflect the fair value of assets and liabilities, on a net basis, the restructuring of our capital structure and resulting discharge of the senior lender’s pre-petition debt, resulted in net reorganization expense of $59.413 million in 2004.

Results of Operations—(Continued)

Cumulative Effect of Accounting Change

At January 1, 2003, we adopted SFAS No. 143, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. Over time, the liability is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, a company either settles the obligation for its recorded amount or recognizes a gain or loss. We are legally required by various state and local regulations and/or contractual agreements to reclaim land disturbed by its quarrying activities and to remove buildings, land improvements and fixed equipment from certain properties. Upon adoption of SFAS No. 143 at January 1, 2003, we recorded asset retirement obligations totaling $5.821 million, increased net property and equipment by $3.552 million and recognized a non-cash cumulative effect charge of $1.384 million (net of income tax benefit of $885,000).

Asset retirement obligations were estimated for each of our operating locations, where applicable, based on the Company’s current and historical experience, adjusted for factors that an outside third-party would consider, such as inflation, overhead and profit. Estimated obligations were escalated based upon the anticipated timing of the related cash flows and the expected closure dates of the operating locations using an assumed inflation rate, and then were discounted using a credit-adjusted, risk-free interest rate.

The expected closure date of each location represents the estimated exhaustion date of remaining mineral reserves or, for leased locations, the lesser of the mineral reserve exhaustion date or lease termination date. Because our mineral reserves and lease agreements have expected lives many years into the future, an appropriate market risk premium could not be estimated or considered when escalating the estimated obligations.

The accretion of the asset retirement obligations and depreciation of the capitalized costs, which are included in depreciation, depletion, amortization and accretion on the consolidated statement of operations, are being recognized over the estimated useful lives of the operating locations (i.e., to their expected closure dates). A movement of our asset retirement obligations during the year ended December 31, 2005 follows (in thousands):

	Reorganized Company 2005	Predecessor Company
		2004		2003
Asset retirement obligations upon adoption at January 1	$8,547	$6,745		$5,821
Accretion expense	469	486		478
Provisions and adjustments to prior reserves and actual expenditures, net	(2,660)	558		446
Fresh-Start fair value adjustment	—	758		-0-

Balance at December 31	$6,356	$8,547	*	$6,745

*	Note that December 31, 2004 balance represents the Reorganized Company’s liability.

We were required to adjust our asset retirement obligation liability to fair value in Fresh-Start reporting, which is the present value of amounts to be paid determined at appropriate current interest rates. This adjustment increased the asset retirement obligation liability by $758,000. In addition, we have valued the fixed asset component of the asset retirement obligation liability at the same value and eliminated the associated accumulated depreciation previously recorded by the Predecessor Company. The impact is that the Reorganized Company has increased the net land reclamation asset by $4.821 million with the net credit of $4.063 million being recognized as a reorganization item, net. The $2.660 million change in provisions and adjustments and cash expenditures in 2005 relates to the sale of the Kings Mountain, North Carolina facility and the O-N Mineral St. Clair facility and the expenditures made at the Velarde, New Mexico facility.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On a continual basis, we evaluate our estimates, including those related to accounts receivable reserves, inventories, intangible assets, impairment and useful lives of long-lived assets, pensions and other postretirement benefits, restructuring and voluntary early retirement program reserves, asset retirement obligations, taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounts Receivable and Revenue Recognition

We are required to estimate the collectability of our trade and note receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables. If the financial condition of our customers were to deteriorate, additional reserves may be required. As part of Fresh-Start reporting, changes were made to the method of reserving accounts. Sales are recognized when products are shipped and the title has transferred to the customer. Operating revenues are recognized as services are provided to customers. For Great Lakes shipments in process at year-end, we recognize revenue pro-ratably based upon the number of sailing days per voyage. Total net sales and operating revenues include external freight billed to customers with the related costs included in cost of sales.

Contingencies

We are subject to proceedings, lawsuits and other claims related to environmental, labor, product liability and other matters. We are required to estimate the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. Determinations of the amounts or reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future because of new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

Postretirement Benefits

Our pension and postretirement benefit costs and credits are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. We consider current market conditions, including changes in interest rates, the age of our workforce and retirees, current health care costs and other factors, in selecting these assumptions. We have made changes to these assumptions in recent periods and future postretirement benefit costs or credits may change based upon changes in these assumptions. The discount rate used by the Company follows the AA Moody’s rate. Asset return calculations are based on the assumption of a 70% bond and 30% equity portfolio. The impact of a 1% reduction in the expected pension return would be approximately $950,000. For further discussion on the assumptions used for calculating postretirement benefits, see Note I to the consolidated financial statements.

All of our pension and postretirement benefit liabilities were reinstated following the effective date of the Plan. Prior to the effective date of the Plan, some of the pension plans held shares of old common stock. That old common stock was sold prior to the effective date of the Plan and, as such, the plans did not receive warrants to

Critical Accounting Policies—(Continued)

purchase common stock. As part of the adjustment to fair value for Fresh-Start reporting, our pension and postretirement benefit cost liabilities were adjusted to the projected benefit obligation less fair market value of assets for pensions and the accumulated projected benefit obligation for other postretirement benefit costs. All past net actuarial losses and unrecognized prior service costs were eliminated in Fresh-Start adjustments. For further discussion on Fresh-Start adjustments, see Notes A and L to the consolidated financial statements.

Restructuring and Impairment Charges

During 2001, we recognized two separate charges for restructuring and a voluntary early retirement program. Inherent in these charges were estimates related to the settlement of contractual obligations and estimates related to the incremental postretirement benefits awarded to retirees. Additionally, we recognized asset impairment charges during 2005, 2004 and 2003. The impairment of fixed assets included estimating fair value less cost to sell.

Asset Retirement Obligations

Inherent in our estimate of asset retirement obligations under SFAS No. 143, which was initially adopted in the first quarter of 2003, are key assumptions, including inflation rate, discount rate, expected lives of our operating locations and third-party overhead and profit rates. The estimated obligations are particularly sensitive to the impact of changes in the expected lives and the difference between the inflation and discount rates. Changes in state and local regulations, our contractual obligations, available technology and overhead rates or profit rates would also have a significant impact on the recorded obligations. The Reorganized Company adjusted its asset retirement obligation liability to fair value in Fresh-Start reporting which is the present value of amounts to be paid determined at appropriate current interest rates. This adjustment increased the asset retirement obligation liability by $758,000. In addition, the Reorganized Company will value the fixed asset component of the asset retirement obligation liability at the same value and eliminated the associated accumulated depreciation previously recorded by the Predecessor Company. The impact is that the Reorganized Company increased the net land reclamation asset by $4.821 million and recognized the net credit of $4.063 million as a reorganization item, net.

Deferred Tax Valuation Allowance

We continue to incur tax operating losses and there is an uncertainty regarding the future realization of any portion of these losses as a tax benefit. Accordingly, we have recorded a tax valuation allowance for net deferred tax assets and will maintain such an allowance until sufficient positive evidence (i.e., cumulative positive earnings and future taxable income) exists to support the reversal of the valuation allowance.

In addition to these policies, as of dates after emergence from bankruptcy and for periods ending after emergence from bankruptcy, our financial statements will also reflect the impact of Fresh-Start reporting. In addition, the application of the going concern basis of accounting involves a range of subjective judgments, principally in relation to our ability to service existing indebtedness through continued compliance with debt covenants and payment of interest due and the sufficiency of resources to allow us to continue to operate in the ordinary course and thereby realize our assets and discharge liabilities in the normal course of business for a period of 12 months following the balance sheet date.

MLO Contingency

We are required to estimate the future payments that will be made related to the MLO interest purchase agreement. The estimation requires us to estimate the tonnage shipments and other financial results for over 10 years into the future. Changes to these estimates are likely, and may result in a material change to this liability.

Please see Note A to the consolidated financial statements for a more complete description of the Company’s significant accounting policies and fresh-start reporting.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154 “Accounting Changes and Error Corrections” (“SFAS No. 154”), that replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” (“APB No. 20”) and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 3”). FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable and is effective for fiscal years beginning after December 15, 2005. The statement is not expected to have a material affect on the the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) that amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement establishes, among other things, the accounting for certain derivatives embedded in other financial instruments, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests in securitized financial assets are not subject to the provisions of Statement 133 and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The statement is not expected to have a material affect on the Company’s financial statements.

In March 2005, the FASB issued FASB interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) that requires companies to consider the timing and (or) method of settlement that may be conditional on a future event. The adoption of the provisions of this interpretation did not have an effect on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this item is submitted in a separate section of this Annual Report on Form 10-K on page 39 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this Annual Report on Form 10-K on pages F-1 through F-49.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Changes in Internal Control Over Financial Reporting

In connection with management’s evaluation, no changes during the Company’s fourth quarter ended December 31, 2005 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Registrant

The Executive Officers of the Company are as follows:

Name	Age	Position
Michael D. Lundin	46	President and Chief Executive Officer
Julie A. Boland	39	Vice President, Chief Financial Officer and Treasurer
Sylvie A. Bon	48	Vice President, Administration and Chief Information Officer
Michael J. Minkel	54	Senior Vice President, Operations
Rochelle F. Walk	45	Vice President, General Counsel and Secretary

Michael D. Lundin was appointed the Company’s President and Chief Executive Officer in December 2002, and has served as a Director since December 12, 2001. Prior to serving as a Director, Mr. Lundin served as President and Chief Operating Officer, Oglebay Norton Company, from November 1, 2001; as Vice President, Michigan Operations and President, Michigan Limestone Operations, Inc., a limestone quarry operation, from April 2000; and was President and one of the owners of Michigan Limestone Operations Limited Partnership for more than five years and up until the partnership was acquired by the Company in 2002. Additionally, Mr. Lundin served on the Board of Directors of the United Shipping Alliance from January 2002 to January 2006.

Julie A. Boland was appointed the Company’s Vice President, Chief Financial Officer and Treasurer on January 1, 2002. From 1999 until 2001, Ms. Boland was Vice President, Credit Risk Management & Advisory Group for Goldman Sachs International, a global investment banking, securities and investment management firm.

Sylvie A. Bon was appointed the Company’s Vice President, Administration and Chief Information Officer in May 2003. Prior to that time, Ms. Bon was appointed the Company’s Vice President and Chief Information Officer on May 1, 2002. Prior to joining the Company, Ms. Bon was employed by Avery Dennison, a global producer of office supply and self-adhesive products, for more than five years, where she served as Director, Information Systems, Fasson Roll Worldwide.

Michael J. Minkel was appointed the Company’s Senior Vice President, Operations in May 2005. Prior to that, Mr. Minkel served as the Company’s Vice President, Marketing and Business Development from July 2003; served as the Company’s Vice President of Sales and Marketing from November 2002; served Oglebay Norton Specialty Minerals, Inc. as Vice President of Sales and Marketing from 2000 until 2001; and served as General Manager–Kings Mountain Operations from 2001 until 2002.

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

Board of Directors of the Registrant

The Company’s Board of Directors currently has seven members. The Board is not classified; however, three members are elected by holders of our common stock and four members are elected by holders of our convertible preferred stock. The biographies of each of the Directors are included below:

Name	Age	Principal Occupation, Business Experience and Other Directorships	Director Since
DeLyle W. Bloomquist	46	President and Chief Executive Officer of General Chemical Industrial Products, Inc. (formerly General Chemical Corporation), a producer of soda ash and calcium chloride, since April 2004. He served as Vice President and Chief Operating Officer of General Chemical Group, Inc. from April 1999 until March 2004. Mr. Bloomquist has served on the Board of Directors of General Chemical Industrial Products, Inc. since April 2004. General Chemical Industrial Products, Inc. filed a “pre-packaged” Chapter 11 bankruptcy plan in December 2003 and emerged from bankruptcy on March 30, 2004.	2005

Thomas O. Boucher, Jr.	48	Chairman of the Board. Managing Director of Ingalls & Snyder LLC, a broker dealer and registered investment advisor, since January 1996. He has served as General Partner of Ingalls & Snyder Value Partners, L.P., an investment partnership focused primarily on high yield corporate bonds, since December 1992.	2005

Eugene I. Davis	51	Chairman and Chief Executive Officer of Pirinate Consulting Group, LLC, a consulting firm specializing in crisis and turn-around management, liquidation and sales management, merger and acquisition consulting, hostile and friendly takeovers, proxy contests and strategic planning advisory services for public and private business entities, since 1999. Mr. Davis has been Chairman of Atlas Air Worldwide Holdings, Inc. since July 2004 and Chairman of General Chemical Industrial Products, Inc. since May 2004. Mr. Davis is Chairman and Interim Chief Executive Officer of Cadence Innovation, LLC (F/K/A New Venture Holdings, LLC), a leading maker of injection-molded components for the automotive industry, since May 2005 and is on the Board of Directors of Telcove, Inc.	2005

Laurence V. Goddard	53	President, Chief Executive Officer and a Director of The Parkland Group, Inc., a consulting firm focusing on business turnarounds, performance and value enhancement. He served as Vice President and Director of York Publishing Company in 2003.	2005

Robert H. Kanner	58	Since 1983, Mr. Kanner has been a Director and the Chief Executive Officer of Pubco Corporation, a manufacturer of computer printer and labeling supplies, labeling devices and specialized construction products. Mr. Kanner served as Director of Prime Retail Inc. between 2001 and 2002 and has been a Director of Beverly Hills Bancorp Inc. since 2002.	2005

Name	Age	Principal Occupation, Business Experience and Other Directorships	Director Since
Michael D. Lundin	46	President and Chief Executive Officer of Oglebay Norton Company since December 2002, and has served as a Director of Oglebay Norton Company since December 12, 2001. Prior to serving as a Director, Mr. Lundin served as President and Chief Operating Officer, Oglebay Norton Company, from November 1, 2001; as Vice President, Michigan Operations and President, Michigan Limestone Operations, Inc., a limestone quarry operation, from April 2000; and was President and one of the owners of Michigan Limestone Operations Limited Partnership for more than five years and up until the partnership was acquired by the Company in 2002. Additionally, Mr. Lundin served on the Board of Directors of the United Shipping Alliance from January 2002 to January 2006.	2001

John P. O’Brien	63	Managing Director of Inglewood Associates, Inc., a private investment and consulting firm specializing in turnarounds of financially underperforming companies, litigation support and valuation services. He has served as the Chairman of the Board of Directors of Allied Construction Products, LLC, a manufacturer and distributor of hydraulic and pneumatic demolition, compaction, and horizontal boring tools and trench shoring devices, since 1993, and is on the Boards of Directors of Century Aluminum Company and Preformed Line Products. Mr. O’Brien is an inactive certified public accountant.	2003

The Company’s Board of Directors has determined that Directors Eugene I. Davis, Laurence V. Goddard and John P. O’Brien qualify as the Company’s “audit committee financial experts,” within the meaning of applicable Securities and Exchange Commission regulations, serving on the Company’s Audit Committee due to their experience and professional education, including their business experience listed in the above table. The Company’s Audit Committee, which includes Directors Eugene I. Davis, Laurence V. Goddard and John P. O’Brien, was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 and all members of the Company’s Audit Committee are independent under applicable NASDAQ independence standards and Rule 10A-3 under the Exchange Act.

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

For purposes of this description, the “convertible preferred stock number” means, at any given time, for so long as (1) at least 6,375,000 shares of convertible preferred stock remain outstanding, a maximum of four Directors, (2) less than 6,375,000, but more than 4,250,000, of the shares of convertible preferred stock remain outstanding, a maximum of three Directors, (3) the number convertible preferred shares that remain outstanding is equal to or between 2,125,000 and 4,250,000, a maximum of two Directors, and (4) less than 2,125,000 of the convertible preferred shares remain outstanding, a maximum of one Director.

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

Based solely on the Company’s review of copies of forms that the Company has received, and written representations from the Company’s Directors and executive officers, the Company is unaware of any instances of noncompliance, or late compliance, with Section 16(a) filing requirements by its Directors, executive officers or greater than 10% stockholders.

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

Ethical and Legal Code of Conduct

The Company adopted an Ethical and Legal Code of Conduct that applies to all employees, including its principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The Company’s Ethical and Legal Code of Conduct is available on the Company’s internet website at www.oglebaynorton.com, and any amendments to or waivers of the Ethical and Legal Code of Conduct will also be available on the Company’s website.

ITEM 11.	EXECUTIVE COMPENSATION

Current Director Compensation

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

Prior Director Compensation

Prior to January 31, 2005, except for the Chairman of the Board, Directors who were not the Company’s employees received a fee of $12,000 per year and $900 for each Board and committee meeting attended, including meetings of non-standing subcommittees. Committee Chairs received $1,200 for each committee meeting they chaired. The Chairman of the Board received annual compensation of $100,000.

Compensation Committee Interlocks and Insider Participation

Prior to January 31, 2005, Messrs. Malvin E. Bank, William G. Bares, James T. Bartlett, John P. O’Brien and William G. Pryor and Ms. Madeleine W. Ludlow served on the Compensation, Organization and Governance Committee. Since January 31, 2005, Messrs. Bloomquist, Kanner and O’Brien served on the Organization and Compensation Committee, the successor to the Compensation, Organization and Governance Committee.

During 2005, none of the executive officers or Directors was a member of the Board of Directors or compensation committee of any other company where the relationship would be construed to constitute a committee interlock within the meaning of the rules of the SEC.

Summary Compensation Table

The table below shows individual compensation information for the Company’s Chief Executive Officer and the Company’s four most highly compensated executive officers other than the Chief Executive Officer (the “named executive officers”).

Name and Principal Position	Year					Long Term Compensation
		Annual Compensation				Awards			Payouts
		Salary ($)(1)	Bonus ($)(1)(2)	Other Annual Compensation ($)		Restricted Stock Awards ($)(3)		Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)(4)
Michael D. Lundin President and Chief Executive Officer	2005 2004 2003	$500,000 474,038 425,000	$918,750 315,250 21,250	$	— — —	$	— — —	119,886 — 32,000	$ — — —	$10,750 — 14,300

Julie A. Boland Vice President, Chief Financial Officer and Treasurer	2005 2004 2003	263,000 239,712 225,000	444,900 129,375 11,250		— — —		— — —	43,957 — 16,000	— — —	3,500 — 3,505

Sylvie A. Bon Vice President, Administration and Chief Information Officer	2005 2004 2003	185,000 171,538 165,000	308,750 82,100 8,250		— — —		— — —	15,984 — 5,000	— — —	— — 3,178

Michael J. Minkel Senior Vice President, Operations	2005 2004 2003	200,000 165,231 165,616	330,000 78,950 8,000		— — —		— — —	15,984 — 5,000	— — —	— — 2,473

Rochelle F. Walk Vice President, General Counsel and Secretary	2005 2004 2003	193,000 180,231 175,000	324,250 86,000 8,750		— — —		— — —	15,984 — 7,000	— — —	— — 2,221

(1)	Includes amounts deferred in 2003 by the named executives under the Oglebay Norton Capital Accumulation Plan for salary earned in 2003 or bonus earned in 2002: Bon—$11,807 and Minkel—$6,715. The Oglebay Norton Capital Accumulation Plan was terminated, effective June 1, 2003. Includes amounts deferred in 2003 by the named executives under the Oglebay Norton Incentive Savings and Stock Ownership Plan: Lundin—$12,000; Boland—$10,750; Bon—$12,000; Minkel—$12,000; and Walk—$11,821.
(2)	Includes bonuses paid pursuant to the 2005 Executive Bonus Plan, 2005 and 2004 annual incentive plans, and the management incentive plan paid after emergence from Bankruptcy and special bonuses approved by the Organization and Compensation Committee of the Board of Directors (or its predecessor committee) in 2003 and 2004.
(3)	The Company is unable to determine the closing price of its restricted stock on January 31, 2005, due to its emergence from bankruptcy on that date. The closing price of common stock on February 3, 2005, was $14.00. Using this price, the values of the restricted stock awarded under the management stock plan are as follows: Lundin—$1,118,936; Boland—$410,256; Bon—$223,776; Minkel—$223,776; and Walk—$223,776. The restricted stock vest at a rate of 25% per year, commencing on July 1, 2005 (subject to accelerated vesting circumstances as specified in the management stock plan).
(4)	Includes contributions by the Company during 2004 and 2003, respectively, for the named executives under the Oglebay Norton’s Incentive Savings and Stock Ownership Plan: Lundin—$0 and $6,000; Boland—$0 and $3,505; Bon—$0 and $2,649; Minkel—$0 and $2,418; and Walk—$0 and $2,221. Includes contributions by the Company during 2003, for the named executives under the Oglebay Norton Capital Accumulation Plan: Bon—$529; Minkel—$55; and Walk—$0. Includes payments by the Company for life insurance premiums for 2004 and 2003, respectively: Lundin—$0 and $8,300. Also includes payments by the Company during 2005, for membership in leadership programs: Lundin—$10,750 and Boland—$3,500.

Management Stock Plan

On January 31, 2005, the Company terminated its 2002 Stock Option Plan and all outstanding old common stock issued under the 2002 Stock Option Plan were canceled. The holders of such options are no longer able to exercise such options. On January 31, 2005, the Company implemented the management stock plan to attract, retain and motivate key employees. The management stock plan was approved by the Company’s shareholders, at its Annual Meeting of Shareholders on August 2, 2005. A total of up to 1,328,049 shares of common stock are available for issuance pursuant to restricted stock and/or stock options granted under the management stock plan and, at December 31, 2005, 172,651 shares of restricted common stock and 352,098 options to purchase shares of common stock, with a strike price of $12.63 per share, were issued. The remaining shares are available for future grants. Under the management stock plan, the initial grants of restricted stock vest at the rate of 25% per year, commencing on July 1, 2005, and the initial stock options vest at the rate of 33  1/3% on each of January 31, 2005, January 1, 2006, and January 1, 2007. Accelerated vesting applies in certain circumstances specified in the plan document, including a change in control or a termination without cause. The Company’s Board of Directors (or a committee of the Board of Directors) determines the awards of restricted stock and options to be granted under the management stock plan. Management believes that the size and terms of the management stock plan are appropriate, within market terms and necessary to achieve the goals of attracting, retaining and motivating key employees.

The table below shows the stock options for common stock granted during 2005 to the named executive officers listed in the Summary Compensation Table shown above and the potential realizable value of those grants (on a pre-tax basis) determined in accordance with Securities and Exchange Commission rules. The information in this table shows how much the named executive officers may eventually realize in future dollars under three hypothetical situations: if the stock gains 0%, 5% or 10% in value per year, compounded over the ten-year life of the options. These are assumed rates of appreciation and are not intended to forecast future appreciation of the Company’s common shares.

Option/SAR Grants in Last Fiscal Year

The following tables show option transactions for the named executive officers during 2005 regarding common stock. No stock appreciation rights were granted, exercised or outstanding in 2005.

Option/SAR Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates Of Stock Price Appreciation For Options Term
	Number Of Securities Underlying Option/SARs Granted (#)	Percent Of Total Options/SARS Granted To Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Name					0% ($)	5% ($)	10% ($)
Michael D. Lundin	119,886	30%	$12.63	01/31/2015	(1)	(1)	(1)
Julie A. Boland	43,957	11%	$12.63	01/31/2015	(1)	(1)	(1)
Sylvie A. Bon	23,976	6%	$12.63	01/31/2015	(1)	(1)	(1)
Michael J. Minkel	23,976	6%	$12.63	01/31/2015	(1)	(1)	(1)
Rochelle F. Walk	23,976	6%	$12.63	01/31/2015	(1)	(1)	(1)

(1)	The Company was unable to determine the closing price of its restricted stock on January 31, 2005, the grant date for the options, due to its emergence from bankruptcy on that date. The closing price of common stock on February 3, 2005, was $14.00. Using this price, the potential realizable value at assumed annual rates of stock price appreciation for the options terms at 0%, 5% and 10%, respectively, are: Lundin—$164,244, $1,219,960 and $2,839,620; Boland—$60,221, $447,306 and $1,041,166; Bon—$32,847, $243,980 and $567,896; Minkel—$32,847, $243,980 and $567,896; and Walk—$32,847, $243,980 and $567,896. The stock options vest at a rate of 33-1/3% per year, on each of January 31, 2005, January 1, 2006, and January 1, 2007.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

During the last completed fiscal year, none of the named executive officers exercised options for either old common stock or common stock.

On January 31, 2005, the Company terminated its 2002 Stock Option Plan and all outstanding old common stock options issued under the 2002 Stock Option Plan were cancelled. The holders of such options are no longer able to exercise such options.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

	Shares Acquired on Exercise (#)	Value Realized ($)	Number Of Securities Underlying Unexercised Options/SARs At Fiscal Year-End (#)	Value of Unexercised In-the-Money Options/SARs At Fiscal Year-End ($)
Name			Exercisable/ Unexercsiable	Exercisable/ Unexercisable
Michael D. Lundin	0	N/A	79,924/ 39,962	$0.00/ 0.00
Julie A. Boland	0	N/A	29,305/ 14,652	$0.00/ 0.00
Sylvie A. Bon	0	N/A	15,984/ 7,992	$0.00/ 0.00
Michael J. Minkel	0	N/A	15,984/ 7,992	$0.00/ 0.00
Rochelle F. Walk	0	N/A	15,984/ 7,992	$0.00/ 0.00

Management Incentive Plan

On January 31, 2005, the Company implemented the management incentive plan to provide certain key employees with an incentive to remain in the Company’s employ following January 31, 2005. The terms of the management incentive plan were negotiated with the creditors’ committee. The management incentive plan included a retention bonus benefit and a supplemental severance benefit. Under the retention bonus portion of the plan, a total of 44 key employees were to receive a retention bonus equal to a percentage of their annual base salary, payable 50% upon continued employment as of January 31, 2005, and 50% 90 days after January 31, 2005. The aggregate amount of retention bonuses for the 44 key employees was $2.186 million. A discretionary bonus pool of $250,000 (subject to a cap of $10,000 for any one employee) also was available for distribution to the Company’s employees who were not otherwise participating in the retention bonus portion of the plan. As determined by the Organization and Compensation Committee of the Board of Directors based on recommendations from the Company’s Chief Executive Officer and President and approved by the Board of Directors, discretionary bonuses were paid to 41 employees on January 31, 2005. These employees were paid 100% of their respective discretionary bonuses on January 31, 2005. The discretionary bonuses were awarded to employees who made a significant contribution to the Company’s successful reorganization efforts, as recommended by the Company’s officers to the Organization and Compensation Committee and the Company’s Board of Directors. The discretionary bonuses awarded were not reflective of salary or job level, but rather were based on merit. Under the supplemental severance portion of the plan, a total of 44 key employees were eligible for a supplemental severance payment equal to either 100% or 50% of their annual base salary, payable, subject to applicable law, upon termination without cause within 12 months of January 31, 2005. The supplemental severance payment provision expired on January 31, 2006.

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

The table below shows the annual pension payable under the Pension Plan and the TRA Supplemental Benefit Retirement Plan at normal retirement age:

	Estimated Annual Benefit (Assuming Retirement on December 31, 2005) Years of Service
Remuneration	5 Years	10 Years	15 Years	20 Years	25 Years	30 Years	35 Years
$75,000	$5,625	$11,250	$16,875	$22,500	$28,125	$33,750	$39,375
$100,000	$7,500	$15,000	$22,500	$30,000	$37,500	$45,000	$52,500
$150,000	$11,250	$22,500	$33,750	$45,000	$56,250	$67,500	$78,750
$200,000	$15,000	$30,000	$45,000	$60,000	$75,000	$90,000	$105,000
$250,000	$18,750	$37,500	$56,250	$75,000	$93,750	$112,500	$131,250
$300,000	$22,500	$45,000	$67,500	$90,000	$112,500	$135,000	$157,500
$350,000	$26,250	$52,500	$78,750	$105,000	$131,250	$157,500	$183,750
$400,000	$30,000	$60,000	$90,000	$120,000	$150,000	$180,000	$210,000
$450,000	$33,750	$67,500	$101,250	$135,000	$168,750	$202,500	$236,250
$500,000	$37,500	$75,000	$112,500	$150,000	$187,500	$225,000	$262,500
$550,000	$41,250	$82,500	$123,750	$165,000	$206,250	$247,500	$288,750
$600,000	$45,000	$90,000	$135,000	$180,000	$225,000	$270,000	$315,000
$650,000	$48,750	$97,500	$146,250	$195,000	$243,750	$292,500	$341,250
$700,000	$52,500	$105,000	$157,500	$210,000	$262,500	$315,000	$367,500
$750,000	$56,250	$112,500	$168,750	$225,000	$281,250	$337,500	$393,750
$800,000	$60,000	$120,000	$180,000	$240,000	$300,000	$360,000	$420,000
$850,000	$63,750	$127,500	$191,250	$255,000	$318,750	$382,500	$446,250
$900,000	$67,500	$135,000	$202,500	$270,000	$337,500	$405,000	$472,500
$950,000	$71,250	$142,500	$213,750	$285,000	$356,250	$427,500	$498,750
$1,000,000	$75,000	$150,000	$225,000	$300,000	$375,000	$450,000	$525,000
$1,050,000	$78,750	$157,500	$236,250	$315,000	$393,750	$472,500	$551,250
$1,100,000	$82,500	$165,000	$247,500	$330,000	$412,500	$495,000	$577,500
$1,150,000	$86,250	$172,500	$258,750	$345,000	$431,250	$517,500	$603,750
$1,200,000	$90,000	$180,000	$270,000	$360,000	$450,000	$540,000	$630,000
$1,250,000	$93,750	$187,500	$281,250	$375,000	$468,750	$562,500	$656,250
$1,300,000	$97,500	$195,000	$292,500	$390,000	$487,500	$585,000	$682,500

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

Certain surviving spouse benefits are also available under the plans, as well as early retirement and facility shutdown benefits. The benefits table shown above has been prepared without regard to benefit limitations imposed by the Internal Revenue Code. The years of benefit service credited for executive officers named in the Summary Compensation Table are: Mr. Lundin—5.67 years (not including service under a prior plan); Ms. Boland—4.0 years; Ms. Bon—3.67 years; Mr. Minkel—6.0 years; and Ms. Walk—7.58 years. If Mr. Lundin were to terminate his employment today, he would be entitled to a monthly benefit of $773 (consisting of a deferred vested benefit of $393 and an employee contribution benefit of $380), payable at the age of 65 from the Michigan Limestone Plan, in addition to the amount to which he has and will continue to earn under the formula described above.

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

Officer Agreements

Officer Agreements Operative Upon Change in Control of Oglebay Norton

The Company entered into separate Change in Control and Employment Agreements with the current executive officers listed in the Summary Compensation Table shown above. The Change in Control and Employment Agreements are designed to retain these individuals and provide for continuity of management in the event of any actual or threatened change in control (as defined in the Change in Control and Employment Agreements) of the Company. None of the Change in Control and Employment Agreements will become operative unless there is a change in control of the Company.

There are two triggers that apply to the Change in Control and Employment Agreements. The first trigger requires that a change in control occur. After a change in control, the officer is entitled to continued employment for a 12-month contract term at a compensation rate equal to the greater of (1) the executive officer’s base salary in effect immediately prior to the “change of control” or (2) the executive officer’s base salary in effect at any time during the two years preceding the “change of control” (excluding any mandatory bonus). During the year in which the “change of control” occurs, the executive officer is also entitled to receive a bonus under the annual bonus plan at a level no less than the target amount. The second trigger is tripped if the executive officer is terminated without cause or terminates his or her employment for good reason following the “change of control.” If the second trigger occurs, then, subject to certain exceptions, the executive officer will be entitled to receive severance benefits, subject to applicable law, until the later of (1) six months following termination or (2) the number of months remaining in the 12-month period following the “change of control,” and such severance shall be paid at the highest monthly rate calculated based on the amounts payable to the executive officer as provided in this paragraph. The executive officer is not obligated to mitigate the amounts paid pursuant to the Change in Control and Employment Agreement. In addition, the officer agrees not to disclose any of the Company’s trade secrets.

If and to the extent payments made to the officer on account of a change of control are treated as excess parachute payments under the Internal Revenue Code, Change in Control and Employment Agreement provide for an additional payment to make the officer whole with respect to additional excise tax payments.

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

The following tables set forth, as of March 3, 2006, as to each current Director, each executive officer named in the Summary Compensation Table above, each beneficial owner of 5% or more of the common stock or convertible preferred stock and all current Directors and executive officers as a group: (1) the number of shares of common stock and convertible preferred stock, and (2) the percent of such classes, beneficially owned as of the effective date of the Plan. As of March 3, 2006, there were 3,602,442 shares of common stock outstanding and 8,499,900 shares of convertible preferred stock outstanding.

Beneficial Ownership

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Convertible Preferred Stock Beneficially Owned		Common Stock and Convertible Preferred Stock Beneficially Owned
	Amount (2)(3)	Percent of Class	Amount	Percent of Class	Amount (3)	Percent of Class (4)
Directors and Executive Officers
DeLyle W. Bloomquist	0	*	10,000	*	10,000	*
Thomas O. Boucher Jr. (5)(6)	293	*	8,839	*	9,132	*
Eugene I. Davis	0	*	15,000	*	15,000	*
Laurence V. Goddard	0	*	2,500	*	2,500	*
Robert H. Kanner	0	*	15,000	*	15,000	*
John P. O’Brien	0	*	7,500	*	7,500	*
Michael D. Lundin	139,867	3.80%	0	*	139,867	1.15%
Julie A. Boland	51,283	1.41%	0	*	51,283	*
Sylvie A. Bon	27,972	*	0	*	27,972	*
Michael J. Minkel	27,972	*	0	*	27,972	*
Rochelle F. Walk	27,972	*	0	*	27,972	*
Executive officers and Directors as a group (11 persons)	275,359	7.32%	58,839	*	334,198	2.73%

Beneficial Owners of 5% or More of Common Stock and/or Convertible Preferred Stock

Name of Beneficial Owner (1)		Common Stock Beneficially Owned		Convertible Preferred Stock BeneficiallyOwned		Common Stock and Convertible Preferred Stock Beneficially Owned
		Amount (2)	Percent of Class	Amount	Percent of Class	Amount	Percent of Class (4)
Ingalls & Snyder, LLC, et al. 61 Broadway, New York, NY 10006	(6)	948,961	26.34%	2,036,242	23.96%	2,985,203	24.67%

Schultze Asset Management, LLC, et al. 3000 Westchester Avenue Purchase, NY 10577	(7)	-0-	*	1,283,700	15.10%	1,283,700	10.61%

AIG Global Investment Corp., et al. 175 Water Street New York, NY 10038	(8)	332,181	9.22%	863,792	10.16%	1,195,973	9.88%

Pacholder Associates, Inc., et al. 8044 Montgomery Rd. Suite 555 Cincinnati, Ohio 45236	(9)	219,380	6.09%	648,804	7.63%	868,184	7.17%

MFP Investors LLC, et al. 51 John F. Kennedy Parkway 2nd Floor, Short Hills, NJ 07078	(10)	155,213	4.31%	464,000	5.46%	619,213	5.12%

Tontine Capital Partners, L.P., et al. 55 Railroad Avenue, 3rd Floor, Greenwich, CT 06830	(11)	353,844	9.82%	48,750	*	402,594	3.33%

Caxton International Ltd., et al. c/o Prime Management Ltd Mechanics Building 12 Church Street Hamilton HM11, Bermuda	(12)	291,800	8.10%	-0-	*	291,800	2.41%

Recon Arbitrage Master Fund, Ltd., et al. c/o Recon Capital, LLC 599 Lexington Ave. 35th Floor, New York, NY 10022	(13)	273,214	7.58%	-0-	*	273,214	2.26%

*	Represents less than 1% of the outstanding convertible preferred stock or the outstanding common stock, as applicable.
(1)	Except as otherwise stated in the notes below, beneficial ownership of the shares held by each individual consists of sole voting and investment power.
(2)	Excludes the number of shares of common stock issuable upon conversion of the convertible preferred stock (and the accretion of dividends on the convertible preferred stock).

(3)	Includes (A) restricted shares of common stock awarded under the management stock plan as follows: Mr. Lundin—59,943; Ms. Boland—21,978; Ms. Bon—11,988; Mr. Minkel—11,988; and Ms. Walk—11,988; and (B) shares of common stock obtainable upon exercise of stock options within 60 days following March 3, 2006 as follows: Mr. Lundin—79,924; Ms. Boland—29,305; Ms. Bon—15,984; Mr. Minkel—15,984; and Ms. Walk—15,984. These restricted shares of common stock awarded under the management stock plan vest at a rate of 25% per year commencing on July 1, 2005 (subject to accelerated vesting circumstances as specified in the management stock plan).
(4)	Percent of Class denotes the percentage of common stock based on the assumption of the conversion of all 8,500,000 shares of convertible preferred stock into 8,500,000 shares of common stock.
(5)	The address for Mr. Boucher is c/o Ingalls & Snyder, LLC, 61 Broadway, New York, New York 10006.
(6)	According to filings on Schedule 13D/A with the SEC dated January 12, 2006 and January 18, 2006 concerning convertible preferred stock and common stock, respectively, as of the close of business on January 1, 2006: (A) Ingalls & Snyder Value Partners, L.P. (“ISVP”) reports to have beneficial ownership of 1,230,211 shares of common stock on a fully diluted basis (consisting of 376,819 shares of common stock and 853,392 shares of convertible preferred stock), as to all of which ISVP shares dispositive power with Ingalls & Snyder, LLC (“I&S”) and has sole voting power; (B) I&S reports to have beneficial ownership of 2,985,203 shares of common stock on a fully diluted basis (consisting of 948,961 shares of common stock and 2,036,242 shares of convertible preferred stock). Of these shares, as to: (1) 853,392 shares of convertible preferred stock and 376,819 shares of common stock, I&S shares dispositive power with ISVP; and (2) 1,182,850 shares of convertible preferred stock and 572,142 shares of common stock, I&S shares dispositive power with Messrs. Thomas O. Boucher, Jr., Steven M. Foote, Adam Janovic, H. Shepard Boone, Thomas P. DiTosto, John J. Dougherty, and Christopher R. Siege and various brokerage account customers; (C) Thomas O. Boucher, Jr. reports to have beneficial ownership of 155,264 shares of common stock on a fully diluted basis (consisting of 50,425 shares of common stock and 104,839 shares of convertible preferred stock). Pursuant to information known to the Company and these filings, of these shares, as to: (1) 8,839 shares of convertible preferred stock and 293 shares of common stock, Mr. Boucher reports sole dispositive and sole voting power; and (2) 96,000 shares of convertible preferred stock and 48,868 shares of common stock. Mr. Boucher has disclaimed beneficial ownership of 4,246 shares of common stock and 11,600 shares of convertible preferred stock owned by members of Mr. Boucher’s household, and the shares owned by I&S and ISVP, except to the extent of his pecuniary interest therein; Mr. Boucher reports to share dispositive power with I&S and various brokerage account customers; (D) Robert L. Gipson reports to have beneficial ownership of 47,923 shares of common stock on a fully diluted basis (consisting of 12,558 shares of common stock and 35,365 shares of convertible preferred stock), as to all of which Mr. Gipson has sole voting and dispositive power; (E) Steven M. Foote reports to have beneficial ownership of 960,322 shares of common stock on a fully diluted basis (consisting of 322,307 shares of common stock and 638,015 shares of convertible preferred stock), as to all of which Mr. Foote shares dispositive power with I&S and various brokerage account customers; and (F) Adam D. Janovic reports to have beneficial ownership of 568,140 shares of common stock on a fully diluted basis (consisting of 568,140 shares of common stock and no shares of convertible preferred stock). Of these shares, as to: (1) 18,109 shares of common stock, Mr. Janovic has sole dispositive and sole voting power; and (2) 550,031 shares of common stock, Mr. Janovic shares dispositive power with I&S and various brokerage account customers.

According to these filings, ISVP is a private investment partnership managed by I&S, a registered broker dealer, under an investment advisory contract. At December 31, 2005, Messrs. Boucher and Gipson were the general partners of ISVP. Effective January 1, 2006, Mr. Janovic became a general partner of ISVP as well. Mr. Boucher is a Managing Director of I&S. Mr. Foote, Mr. Gipson and Mr. Janovic are Senior Directors of I&S. John J. Dougherty, H. Shepard Boone, Christopher R. Siege, and Thomas P. DiTosto are each Managing Directors of I&S. The address of the principal business and principal office of each of the reporting persons, Mr. Janovic, and each of the Managing Director of I&S is 61 Broadway, New York, New York 10006. As a result of a change in the structure of ISVP as of January 1, 2006, each of Messrs. Boucher and Gipson ceased to be the beneficial owner of shares held by ISVP and, as a result, ceased to be the beneficial owner of more than 5% of the convertible preferred stock as of such date.

(7)	According to a filing on Schedule 13G/A with the SEC dated February 14, 2006, as of December 31, 2005: (A) Schultze Master Fund, Ltd. reports to have beneficial ownership consisting of shared voting and dispositive power with respect to 1,146,665 shares of convertible preferred stock; (B) Schultze Asset Management, LLC reports to have beneficial ownership consisting of shared voting and dispositive power with respect to 1,283,700 shares of convertible preferred stock; and (C) George J. Schultze reports to have beneficial ownership consisting of shared voting and dispositive power with respect to 1,283,700 shares of convertible preferred stock. Schultze Asset Management, LLC is an investment adviser. Pursuant to an investment management agreement, Schultze Master Fund, Ltd. has granted Schultze Asset Management, LLC sole power to vote and dispose of its shares of the convertible preferred stock. George J. Schultze is the Managing Member of Schultze Asset Management, LLC, and exercises sole voting and investment control over Schultze Asset Management, LLC. Both Schultze Asset Management, LLC and George Schultze disclaim beneficial ownership of the convertible preferred stock, except to the extent of their respective pecuniary interest in the convertible preferred stock. The address for: (1) Schultze Master Fund, Ltd. is c/o Caledonia Fund Services, Ltd., P.O. Box 1043 GT, Grand Cayman, Cayman Islands; (2) Schultze Asset Management, LLC is 3000 Westchester Avenue, Purchase, New York 10577; and (3) George J. Schultze is c/o Schultze Asset Management, LLC, 3000 Westchester Avenue, Purchase, New York 10577.
(8)	According to filings on Schedule 13G with the SEC dated April 15, 2005, American International Group, Inc., AIG Global Asset Management Holdings Corp., and AIG Global Investment Corp. each report to have beneficial ownership consisting of shared voting power and shared dispositive power with respect to 1,195,973 shares of common stock on a fully diluted basis (consisting of 332,181 shares of common stock and 863,792 shares of convertible preferred stock that are, as of June 7, 2005, convertible into 863,792 shares of common stock. The common stock and convertible preferred stock is held by AIG Global Investment Corp. as investment adviser for AIG Annuity Insurance Company, SunAmerica Life Insurance Company, and The Variable Annuity Life Insurance Company, each of which is a wholly-owned subsidiary of American International Group, Inc. American International Group is the sole stockholder of AIG Global Asset Management Holdings Corp., which is the parent holding company of AIG Global Investment Corp. The address for AIG Global Asset Management Holdings Corp. and American International Group, Inc. is 70 Pine Street, New York, New York 10270.
(9)	According to a filing on Schedule 13G with the SEC dated February 10, 2005: (A) Pacholder Associates, Inc. (“Pacholder Associates”) and Banc One High Yield Partners, LLC each report to have beneficial ownership consisting of shared voting and shared dispositive power with respect to 868,184 shares of common stock on a fully diluted basis (consisting of 219,380 shares of common stock and 648,804 shares of convertible preferred stock that are, as of March 30, 2005, convertible into 648,804 shares of common stock); and (B) One Group High Yield Bond Fund reports to have beneficial ownership consisting of shared voting and shared dispositive power with respect to 504,618 shares of common stock on a fully diluted basis (consisting of 124,464 shares of common stock and 380,154 shares of convertible preferred stock that are, as of March 30, 2005, convertible into 380,154 shares of common stock).

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

(10)	According to a filing on Schedule 13G/A with the SEC dated February 13, 2006, as of December 31, 2005: (A) MFP Investors LLC (and Michael F. Price) reports to have beneficial ownership consisting of shared voting and dispositive power with respect to 619,213 shares of common stock on a fully diluted basis (consisting of 155,213 shares of common stock and 464,000 shares of convertible preferred stock); and (B) MFP Partners, LP reports to have beneficial ownership consisting of shared voting and dispositive power with respect to 117,962 shares of common stock. MFP Investors LLC is an investment adviser to clients that include MFP Partners, LP, and of which Michael F. Price is the controlling person.
(11)	According to a filing on Schedule 13G/A with the SEC dated February 16, 2006, as of December 31, 2005, Tontine Capital Partners, L.P., Tontine Capital Management, L.L.C., and Jeffrey L. Gendell each report to have beneficial ownership consisting of shared voting and shared dispositive power with respect to 402,594 shares of common stock on a fully diluted basis (consisting of 353,844 shares of common stock and 48,750 shares of convertible preferred stock that are convertible into shares of common stock at an initial ratio of one share of convertible preferred stock into one share of common stock). Tontine Capital Management, L.L.C. is the general partner of Tontine Capital Partners, L.P. Jeffrey L. Gendell is the Managing Member of Tontine Capital Management, L.L.C.
(12)	According to a filing on Schedule 13G/A with the SEC dated February 14, 2006, as of December 31, 2005, Caxton International Limited, Caxton Associates, L.L.C. and Bruce S. Kovner each report to have beneficial ownership consisting of shared voting and shared dispositive power with respect to 291,800 shares of common stock. Caxton Associates, L.L.C. is the trading adviser to Caxton International Limited and, as such, has voting and dispositive power with respect to its investments. Bruce S. Kovner is the Chairman of Caxton Associates, L.L.C. and the sole shareholder of Caxton Corporation, the manager and majority owner of Caxton Associates, L.L.C. As a result of the foregoing, Mr. Kovner may be deemed beneficially to own the securities owned by Caxton International Limited. The address for: (A) Caxton International Limited is c/o Prime Management Limited, Mechanics Building, 12 Church Street, Hamilton HM11, Bermuda; (B) Caxton Associates, L.L.C. is Princeton Plaza, Building 2, 731 Alexander Road, Princeton, New Jersey 08540; and (C) Mr. Kovner is 500 Park Avenue, New York, New York 10022.
(13)	According to a filing on Schedule 13G with the SEC dated February 14, 2005, Recon Arbitrage Master Fund, Ltd., Recon Capital, LLC and Robert L. Friend each report to have beneficial ownership consisting of shared voting power with respect to 273,214 shares of common stock and shared dispositive power with respect to 273,214 shares of common stock. Recon Capital, LLC is the investment adviser to Recon Arbitrage Master Fund, Ltd. and Robert L. Friend is Manager and Senior Managing Director of Recon Capital, LLC.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding Options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	352,098	$12.63	451,602
Equity compensation plans not approved by security holders	0	0	0
Total	352,098	$12.63	451,602

(1)	On January 31, 2005, the Company issued 397,255 stock options under the management stock plan. The options for common stock vest at the rate of 33 1/3% on each of January 31, 2005, January 1, 2006, and January 1, 2007. On January 31, 2005, the Company terminated its 2002 Stock Option Plan and all outstanding old common stock options issued under the 2002 Stock Option Plan were cancelled. The holders of such options are no longer able to exercise such options.
(2)	Calculated as the weighted-average of the exercise prices for each individual grant under all equity compensation plans of the Company.
(3)	Calculated as total shares of common stock available for issuance pursuant to restricted stock and/or stock options granted under the management stock plan, less shares of common stock to be issued upon exercise of outstanding options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Chartered Aircraft

The Company periodically needs to charter a small aircraft for the purposes of traveling to and from its remote locations. Mr. Lundin, President and Chief Executive Officer of the Company, and his wife are the shareholders of a company known as L.L. Aviation, LLC, which owns such an aircraft. The Company chartered the aircraft owned by L.L. Aviation, LLC during 2005. A total of approximately $130,356 was paid by the Company for such charters in 2005.

Michigan Limestone

In 2000, the Company acquired, pursuant to an interest purchase agreement, all of the partnership interests in Michigan Limestone Operations Limited Partnership (“MLO”) from its prior owners. The interest purchase agreement called for certain contingent payments subject to the achievement of performance parameters over several subsequent years. As part of the transaction, Mr. Lundin, one of the former MLO owners, was originally scheduled to receive a share of contingent payments to the extent earned through 2011. Under the terms of the interest purchase agreement, upon a change in control, including bankruptcy, of the Company, the former owners of MLO had the right to accelerate the remaining payments.

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

Mr. Lundin did not receive any contingent payment in 2004, but received a payment of $112,525 for 2003 on January 31, 2005, and a payment of $162,743 for 2004 on April 29, 2005. On November 1, 2001, Mr. Lundin was promoted to the position of the Company’s President and Chief Operating Officer, and on December 12, 2001, Mr. Lundin was elected to the Company’s Board of Directors. On December 4, 2002, Mr. Lundin was appointed as the Company’s Chief Executive Officer and President. Mr. Lundin was not an executive officer of the Company prior to the MLO acquisition.

Commitment Agreement Fees Paid to Insiders

The Company entered into a commitment agreement with the subscribers prior to emergence from bankruptcy. One of the Company’s Directors, Mr. Thomas O. Boucher Jr., was a party to the commitment agreement. Mr. Boucher received a fee, paid in cash on January 31, 2005, of $29,631. In addition, Mr. Boucher is also a general partner of Ingalls & Snyder Value Partners, L.P., which was a party to the commitment agreement. In consideration for its total commitment of $20.988 million, Ingalls & Snyder Value Partners, L.P. received a fee, paid in cash on January 31, 2005, which was the Effective Date of the Plan, of $840,621. Mr. Boucher is also Managing Director of Ingalls & Snyder LLC, a broker dealer and registered investment advisor of which certain parties to the commitment agreement are officers or clients.

Registration Rights

As part of the financial restructuring, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) on January 31, 2005 with the parties to the commitment agreement granting a demand registration right to enable them or their transferees to resell, pursuant to an effective registration statement filed with the SEC, the total of 3,360,800 shares of convertible preferred stock purchased pursuant to the commitment agreement, and the 3,360,800 shares of common stock issuable upon conversion of the convertible preferred stock. The Company filed a registration statement covering such securities on Form S-1 with the SEC on January 27, 2005. The Company is required to keep such registration statement effective until the earliest of (1) two years after the effective date of that registration statement (April 8, 2005), (2) the date when all of the shares covered by the registration statement have been sold pursuant to the registration statement or (3) the date on which the shares covered by the registration statement may be resold by such holders pursuant to Rule 144(k) of the Securities Act of 1933. The registration right is subject to various customary conditions as set forth in the Registration Rights Agreement, which you should read in its entirety for the complete provisions. The Company will pay all fees and expenses related to the registration of such shares pursuant to the registration statement (excluding those of counsel or other advisors to the selling shareholders and any underwriting discounts and fees and brokerage and sales commissions, which will be paid by the selling shareholders).

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

Fees paid or accrued by the Company for audit and other services provided by Ernst & Young LLP for the years ended December 31, 2005 and 2004 were:

Audit Fees

Fees for the audit of the Company’s financial statements for 2005 and 2004, the related reviews of the financial statements included in the Company’s Form 10-Qs and audit fees for SEC filings for 2005 and 2004 totaled $566,325 and $1,054,630, respectively.

Audit-Related Fees

Fees and expenses for assurance and related services, including employee benefit plan audits, accounting consultations and consultation concerning financial accounting and reporting standards, aggregate to $18,880 in 2005 and $20,026 in 2004. All audit-related fees were pre-approved in 2005 and 2004.

Tax Fees

Fees and expenses for tax compliance, tax planning, and tax advice on various federal, state and local matters aggregate to $75,500 in 2005 and $1,064 in 2004. All tax fees were pre-approved in 2005, 2004 and 2003.

All Other Fees

Fees and expenses for all other services, which consisted of use of an online accounting tool, aggregate to $3,500 in 2005 and $2,500 in 2004. All other fees were pre-approved in 2005 and 2004.

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

The provision of these services by the independent auditors in 2005 was compatible with maintaining the auditor’s independence.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements: The following consolidated financial statements of Oglebay Norton Company and its subsidiaries are included in Item 8:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Statement of Operations—Years Ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheet—December 31, 2005 and 2004

Consolidated Statement of Cash Flows—Years Ended December 31, 2005, 2004 and 2003

Consolidated Statement of Stockholders’ Equity—Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements—December 31, 2005, 2004 and 2003

(a)(2) and (c) Financial Statement Schedules: No consolidated financial statement schedules are presented because the schedules are not required, the information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and related notes.

(a)(3) and (b) Exhibit Index: The response to this portion of Item 15 is submitted in a separate section of this Annual Report on Form 10-K at pages I-1 through I-4.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

By:	/s/ Michael D. Lundin
President and Chief Executive Officer
March 17, 2006

By:	/s/ Julie A. Boland
Vice President and Chief Financial Officer
March 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/ Michael D. Lundin Michael D. Lundin	President and Chief Executive Officer; Principal Executive Officer; Director	March 17, 2006

/s/ Julie A. Boland Julie A. Boland	Vice President and Chief Financial Officer; Principal Financial and Accounting Officer	March 17, 2006

* DeLyle W. Bloomquist	Director	March 17, 2006

* Thomas O. Boucher, Jr.	Director	March 17, 2006

* Eugene I. Davis	Director	March 17, 2006

* Laurence V. Goddard	Director	March 17, 2006

* Robert H. Kanner	Director	March 17, 2006

* John P. O’Brien	Director	March 17, 2006

*	The undersigned, by signing her name hereto, does sign and execute this Annual Report pursuant to the powers of attorney executed by the above-named Directors of Registrant, which are filed herewith as Exhibit 24.

By:	/s/ Rochelle F. Walk
Rochelle F. Walk
Vice President, General Counsel and Secretary

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND SHAREHOLDERS

OGLEBAY NORTON COMPANY

We have audited the accompanying consolidated balance sheet of Oglebay Norton Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oglebay Norton Company and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As more fully described in Notes A and L to the consolidated financial statements, effective January 31, 2005 the Company emerged from Bankruptcy pursuant to a plan of reorganization confirmed by the Bankruptcy Court on November 17, 2004. In accordance with American Institute of Certified Public Accountants’ Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, the Company has adopted fresh start reporting whereby its assets, liabilities and new capital structure have been adjusted to reflect estimated fair values as of December 31, 2004. As a result, the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005 reflect activity on this basis of reporting and are not comparable to the Company’s pre-reorganization 2004 and 2003 consolidated statements of operations, stockholders’ equity and cash flows.

As discussed in Note A to the consolidated financial statements, in 2003 the Company changed its method of accounting for asset retirement obligations.

Cleveland, Ohio
March 14, 2006	/S/ ERNST & YOUNG LLP

Part I. Item 1. FINANCIAL INFORMATION

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share amounts)

	Year Ended December 31
	Reorganized Company 2005	Predecessor Company
		2004	2003
NET SALES AND OPERATING REVENUES	$439,687	$420,975	$391,092

COSTS AND EXPENSES
Cost of goods sold and operating expenses (exclusive of items below)	339,459	320,628	302,637
Cost of goods sold—inventory fair value adjustment	2,984	—	—
Depreciation, depletion, amortization and accretion	32,686	35,728	37,184
General, administrative and selling expenses	38,913	37,125	43,921
Post-emergence reorganization items	1,037	—	—
Restructuring, asset impairments and early retirement programs	(75)	7,446	13,221

	415,004	400,927	396,963

OPERATING INCOME (LOSS)	24,683	20,048	(5,871)

Reorganization items, net	(2,943)	(78,192)	—
Gain (loss) on disposition of assets	2,599	7	(3,686)
Interest expense	(30,471)	(54,207)	(53,135)
Other income, net	1,116	5,941	2,032

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATION, INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(5,016)	(106,403)	(60,660)
INCOME TAX BENEFIT	(938)	(1,008)	(29,821)

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(4,078)	(105,395)	(30,839)
LOSS FROM DISCONTINUED OPERATION (net of tax benefit of $551 in 2005, $0 in 2004 and $522 in 2003)	(1,024)	(680)	(969)
GAIN ON SALE OF DISCONTINUED OPERATION (net of tax expense of $1,489)	2,766	—	—
CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR ASSET RETIREMENT OBLIGATIONS (net of tax benefit of $885)	—	—	(1,384)

NET LOSS	$(2,336)	$(106,075)	$(33,192)

RECONCILIATION OF NET LOSS TO NET LOSS AVAILABLE TO COMMON SHAREHOLDERS
Loss from continuing operations before discontinued operation and cumulative effect of accounting change	$(4,078)	$(105,395)	$(30,839)
Loss from discontinued operation	(1,024)	(680)	(969)
Gain on sale of discontinued operation	2,766
Cumulative effect of accounting change for asset retirement obligations		—	(1,384)
Undeclared cumulative preferred dividends	(12,150)	—	—

Net loss available to common shareholders	$(14,486)	$(106,075)	$(33,192)

PER SHARE AMOUNTS—BASIC AND ASSUMING DILUTION:
Loss from continuing operations before discontinued operation and cumulative effect of accounting change	$(4.85)	$(20.14)	$(6.02)
Loss from discontinued operation (net of tax benefit of $0.16, $0.00 and $0.10)	(0.31)	(0.13)	(0.19)
Gain on sale of discontinued operation (net of income taxes of $0.44)	0.83	—	—
Cumulative effect of accounting change for asset retirement obligations (net of tax benefit of $0.18)	—	—	(0.27)

Net loss per share—basic and assuming dilution	$(4.33)	$(20.27)	$(6.48)

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars and shares in thousands, except per share amounts)

	December 31
	Reorganized Company
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,596	$17,694
Accounts receivable (net of allowance for doubtful accounts $1,568 in 2005 and $2,036 in 2004)	53,316	60,694
Receivable from Issuable Preferred Stock	—	84,591
Inventories:
Raw materials and finished products	34,022	33,169
Operating supplies	12,170	11,664

	46,192	44,833
Deferred income taxes	2,749	3,719
Other current assets	6,239	13,519
Product liability insurance receivables	15,178	44,099
Current assets of discontinued operation	—	9,769

TOTAL CURRENT ASSETS	125,270	278,918
PROPERTY AND EQUIPMENT
Land, land reclamation and improvements	27,897	30,128
Mineral reserves	212,286	214,963
Buildings and improvements	19,951	15,592
Machinery and equipment	174,467	173,321

	434,601	434,004
Less allowances for depreciation, depletion and amortization	(31,785)	—

	402,816	434,004
PREPAID PENSION COSTS	3,794	2,925
PRODUCT LIABILITY INSURANCE RECEIVABLES	104,990	137,225
OTHER ASSETS	14,403	8,036

TOTAL ASSETS	$651,273	$861,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$3,470	$342,166
Accounts payable	23,899	45,791
Payrolls and other accrued compensation	11,323	13,532
Accrued expenses	14,778	25,059
Accrued interest expense	5,453	12,165
Product liability claims	15,178	44,099
Income taxes payable	279	705
Current liabilities of discontinued operation	—	3,508

TOTAL CURRENT LIABILITIES	74,380	487,025
LONG-TERM DEBT, less current portion	244,714	11,027
POSTRETIREMENT BENEFITS OBLIGATION	64,912	62,176
OTHER LONG-TERM LIABILITIES	43,752	48,660
PRODUCT LIABILITY CLAIMS	105,523	138,189
DEFERRED INCOME TAXES	4,940	4,021
STOCKHOLDERS’ EQUITY
Convertible Preferred Stock, par value $.01—authorized 30,000; issuable 8,500 shares (liquidation preference $97,149)	85	85
Additional Capital—Preferred Stock	84,914	84,915
Common Stock, par value $.01—authorized 90,000; issued 3,601 in 2005 and 3,165 issuable in 2004	34	29
Additional Capital—Common Stock	30,629	24,981
Retained Deficit	(2,336)	—
Accumulated Other Comprehensive Loss	(274)	—

	113,052	110,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$651,273	$861,108

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31
	Reorganized Company 2005	Predecessor Company
		2004	2003
OPERATING ACTIVITIES
Net loss	$(2,336)	$(106,075)	$(33,192)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities of continuing operations:
Loss from discontinued operation	1,024	680	969
Gain on sale of discontinued operation	(2,766)	—	—
Cumulative effect of accounting change for asset retirement obligations, net of taxes	—	—	1,384
Depreciation, depletion, amortization and accretion	32,686	35,728	37,184
Deferred vessel costs	134	(202)	—
Deferred winter maintenance costs	(169)	12	214
Deferred income taxes	(938)	(1,008)	(24,995)
Income tax refunds	18	19	3
Restructuring, asset impairments and early retirement programs	(474)	7,292	12,034
Provision for doubtful accounts	(338)	(651)	2,332
Non-cash amortization of financing fees	—	14,173	4,894
Reorganization items, net	3,980	78,192	—
(Gain) loss on disposition of assets	(2,599)	(7)	3,686
Decrease (increase) in prepaid insurance	858	(1,972)	(183)
Decrease (increase) in cash collateral	1,107	(2,531)	(206)
(Increase) decrease in prepaid pension costs	(869)	940	2,376
Decrease (increase) in accounts receivable	4,201	(10,831)	742
Fair market value of inventory adjustment	2,984	—	—
(Increase) decrease in inventories	(7,089)	298	6,482
Reinvestment and restricted escrow	(6,812)	—	—
Insurance escrow	4,680	(4,680)	—
(Decrease) increase in accounts payable	(17,155)	15,257	(1,139)
(Decrease) increase in payrolls and other accrued compensation	(2,209)	4,040	(4,527)
(Decrease) increase in accrued expenses	(10,096)	1,546	(256)
(Decrease) increase in accrued interest expense	(6,712)	9,385	(1,764)
(Decrease) increase in income taxes payable	—	41	(5,392)
Increase in postretirement benefits	2,736	3,538	2,241
Other operating activities	(4,062)	(3,003)	(3,987)

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(10,216)	40,181	(1,100)
NET CASH USED FOR REORGANIZATION ITEMS	(8,061)	(14,750)	—
INVESTING ACTIVITIES
Capital expenditures	(17,288)	(23,672)	(18,793)
Acquisition of Businesses	—	—	(6,831)
Proceeds from the sale of Kings Mountain	15,000	—	—
Proceeds from the disposition of other assets	4,520	3,033	7,258

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	2,232	(20,639)	(18,366)
FINANCING ACTIVITIES
Repayments on debt	(618,223)	(709,683)	(157,114)
Additional debt	513,215	735,931	179,158
Proceeds from preferred stock issuance	85,000	—	—
Proceeds from warrant offering and stock options	4,099	—	—
Financing costs	—	(13,894)	(4,762)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(15,909)	12,354	17,282
DISCONTINUED OPERATION
Net income (loss) from discontinued operation	1,742	(680)	(969)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities of discontinued operation:
Gain on sale of discontinued operation	(2,766)	—	—
Deferred income taxes	938	—	(522)
Other discontinued operating activities	2,234	318	2,584

Net cash provided by (used for) discontinued operating activities	2,148	(362)	1,093

Investing Activities
Proceeds from sale of discontinued operation	14,000	—	—
Capital expenditures	(292)	(227)	(372)

Net cash provided by (used for) discontinued investing activities	13,708	(227)	(372)

NET CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATION	15,856	(589)	721

(Decrease) Increase in cash and cash equivalents	(16,098)	16,557	(1,463)

CASH AND CASH EQUIVALENTS, JANUARY 1	17,694	1,137	2,600

CASH AND CASH EQUIVALENTS, DECEMBER 31	$1,596	$17,694	$1,137

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Reorganized Company					Predecessor Company			Other Comprehensive Income (Loss)					Total Stockholders’ Equity
									Reorganized Company Minimum Pension Liability	Predecessor Company
										Derivative Instruments	Minimum Pension Liability	Foreign Currency Translation	Common Stock in Treasury
	Preferred Stock	Additional Capital- Preferred	Common Stock	Additional Capital- Common	Retained Earnings	Common Stock	Additional Capital	Retained Earnings
Balance, January 1, 2003	$—	$—	$—	$—		$7,253	$9,727	$139,267	$—	$(5,050)	$(4,483)	$—	$(31,213)	$115,501
Comprehensive income (loss):
Net loss								(33,192)						(33,192)
Derivative instruments:
Gain on derivatives, net of tax										123				123
Reclassification adjustments to earnings, net of tax										4,158				4,158
Minimum pension liability adjustment, net of tax											710			710

Total comprehensive loss														(28,201)
Stock plans							(415)						1,119	704

Balance, December 31, 2003	$—	$—	$—	$—	$—	$7,253	$9,312	$106,075	$—	$(769)	$(3,773)	$—	$(30,094)	$88,004
Net loss								(106,075)						(106,075)
Derivative instruments:
Gain on derivatives, net of tax										198				198
Reclassification adjustments to earnings, net of tax										571				571
Minimum pension liability adjustment, net of tax											(1,737)			(1,737)

Total comprehensive loss														(107,043)
Stock plans							(2,417)						2,457	40

Balance, December 31, 2004 before fresh start reporting	$—	$—	$—	$—	$—	$7,253	$6,895	$—	$—	$—	$(5,510)	$—	$(27,637)	$(18,999)
Fair value adjustments in Fresh-Start reporting			—	—		(7,253)	(6,895)			—	5,510	—	27,637	18,999
Plan of Reorganization adjustments in Fresh-Start reporting	85	84,915	29	24,981										110,010

Balance, December 31, 2004	$85	$84,915	$29	$24,981	$—	$—	$—	$—	$—	$—	$—	$—	$—	$110,010
Net loss					(2,336)									(2,336)
Minimum pension liability adjustment, net of tax									(274)					(274)

Total comprehensive loss														(2,610)
Stock plans and warrant offerings		(1)	5	5,648										5,652

Balance, December 31, 2005	$85	$84,914	$34	$30,629	$(2,336)	$—	$—	$—	$(274)	$—	$—	$—	$—	$113,052

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE A—FRESH-START REPORTING AND ACCOUNTING POLICIES

FRESH-START REPORTING

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of Fresh-Start reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) (“Fresh-Start reporting”). Since the reorganization value of the assets of the Reorganized Company immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims, and the holders of Predecessor Company voting shares immediately before confirmation received less than 50 percent of the voting shares of the emerging entity, the Reorganized Company has adopted Fresh-Start reporting. Despite a legal emergence from bankruptcy on January 31, 2005 (Effective Date), the Company satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004. The Company used December 31, 2004 as the date for adopting Fresh-Start reporting in order to coincide with the Company’s normal financial closing for the month of December. The transactions which occurred during the four-day period from December 28 to December 31, 2004 were not material individually or in the aggregate as they represented less than 1% of total revenues and operating income and less than 2% of income before taxes. Upon adoption of Fresh-Start reporting, a new reporting entity was created for accounting purposes and the recorded amounts of assets and liabilities have been adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Company prior to the adoption of Fresh-Start reporting (the “Predecessor Company”) for periods ended on or prior to December 31, 2004 are not comparable to those of the Reorganized Company. Black lines on the consolidated statements distinguish between pre-reorganization and post-reorganization. In this Annual Report on Form 10-K, references to the Company’s operations, equity transactions and cash flows during the periods ended 2004 and 2003 refer to the Predecessor Company.

SOP 90-7 requires that financial statements for the period following the Chapter 11 filing through the bankruptcy confirmation date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business, including adjustments to fair value assets and liabilities and the gain on the discharge of pre-petition debt, are reported separately as reorganization items, net, in the Predecessor Company’s consolidated statement of operations. The Company incurred $2.943 million and $18.779 million in reorganization expense in 2005 and 2004, primarily related to legal and professional fees. The Company also incurred $1.037 million of post emergence reorganization items primarily related to legal and professional fees that were included in operating income in the year ended December 31, 2005.

Fresh-Start Adjustments:    In accordance with Fresh-Start reporting, all assets and liabilities were recorded at their respective fair values as of December 31, 2004. Such fair values represent the Company’s best estimates based on both management’s and independent appraisals and valuations.

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

December 31, 2005, 2004 and 2003

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

ACCOUNTING POLICIES

Below is a description of the Company’s accounting policies. Also see Note L for the movement of the historical Predecessor Company’s consolidated balance sheet at December 31, 2004 to the Reorganized Company’s December 31, 2004 consolidated balance sheet.

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

Inventories:    Raw materials, spare parts, and operating supplies, work-in-process and finished goods inventory were adjusted to fair value at December 31, 2004 as part of Fresh-Start reporting. As part of accounting policy changes in Fresh-Start reporting, the Company changed its inventory costing policy for work-in-process and finished goods in 2005 from a twelve-month average cost to the first-in, first-out cost method (based on monthly averages). Raw materials will be stated at the lower of actual cost (first-in, first-out method) or market. Spare parts and operating supplies will be stated at actual cost or average cost. Additionally, the Company has an inventory valuation reserve for inventory amounts on hand that are in excess of one year of sales.

Property and Equipment:    Property and equipment are stated at cost, except for assets that were adjusted to fair value as part of Fresh-Start reporting. The Company’s prior accumulated depreciation was eliminated and all assets were stated at fair value. That fair value was then adjusted pro-rata, based upon the enterprise value of

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

the Company in accordance with SFAS No. 141 and SOP 90-7. The Company provides depreciation on buildings and improvements and machinery and equipment using the straight-line method over the assets’ estimated useful lives. In general, when new, useful lives range from 2 to 5 years for computer equipment and software, 5 to 20 years for plant, machinery and equipment, 20 to 40 years for buildings and improvements, and up to 75 years for the Company’s marine vessels. Expenditures for repairs and maintenance are charged to operations as incurred. Vessel inspection costs are capitalized and amortized over the shipping seasons between required inspections. Mineral reserves and mining costs associated with the removal of waste rock in the mining process were previously recorded at cost and were depleted or amortized on a units of production method based upon recoverable reserves. As an accounting policy change in Fresh-Start reporting at December 31, 2004, the Company is now treating these overburden removal costs as normal production costs and part of inventory.

Intangible Assets:    Intangible assets consist primarily of goodwill and financing costs. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which the Company adopted at January 1, 2002, the Company reviews goodwill for impairment at least annually using a two-step impairment test to first identify potential impairment and then to measure the amount of the impairment, if any. In 2003, these tests indicated that goodwill was not impaired. At December 31, 2004, as part of the Fresh-Start reporting fair value adjustments, both Predecessor Company goodwill and deferred financing costs were charged to reorganization items, net.

Financing costs were amortized using the straight-line method over the respective periods of the loan agreements, which ranged from ten months to 10 years. In 2004, $3.64 million was expensed upon the payment of the pre-petition credit facility before its scheduled maturity.

Impairment of Tangible Long-Lived Assets:    If an impairment indicator exists, the Company assesses the recoverability of its tangible long-lived assets by determining whether the amortization of the remaining balance of an asset over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the amount of impairment is calculated using a discounted future operating cash flow analysis and the carrying amount of the related asset is reduced to fair value. See Note C to the consolidated financial statements for impairment charges recognized by the Company.

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

For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (for example, in interest expense when the hedged transactions are interest cash flows associated with variable rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income (expense)—net in operations during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in other income (expense)—net in operations during the period of change. Refer to Note F to the consolidated financial statements for further discussion on the Company’s use of derivative instruments.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Asset Retirement Obligations:    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) at January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The fair value measurement considers the timing and/or method of settlement in the measurement of the obligation. Over time, the liability is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, a company either settles the obligation for its recorded amount or recognizes a gain or loss. In March 2005, the FASB issued FASB interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) that requires companies to consider the timing and (or) method of settlement that may be conditional on a future event. The adoption of the provisions of this interpretation did not have an effect on the Company’s financial statements.

The Company is legally required by various state and local regulations and/or contractual agreements to reclaim land disturbed by its quarrying activities and to remove buildings, land improvements and fixed equipment from certain properties. Upon adoption of SFAS No. 143, the Company recorded asset retirement obligations totaling $5.821 million, increased net property and equipment by $3.552 million and recognized a non-cash cumulative effect charge to continuing operations of $1.384 million (net of income tax benefit of $885,000). The Company re-evaluates the asset retirement obligation periodically. These updates resulted in a $242,000 decrease and a $674,000 increase to the asset retirement obligation and the related long-lived asset in 2005 and 2004, respectively. Asset retirement obligations are included in other long-term liabilities on the consolidated balance sheet.

Asset retirement obligations were estimated for each of the Company’s operating locations, where applicable, based on the Company’s current and historical experience, adjusted for factors that an outside third-party would consider, such as inflation, overhead and profit. Estimated obligations were escalated based upon the anticipated timing of the related cash flows and the expected closure dates of the operating locations using an assumed inflation rate, and then were discounted using a credit-adjusted, risk-free interest rate. The expected closure date of each location represents the estimated exhaustion date of remaining mineral reserves or, for leased locations, the lesser of the mineral reserve exhaustion date or lease termination date. Because the Company’s mineral reserves and lease agreements have expected lives many years into the future, an appropriate market risk premium could not be estimated or considered when escalating the estimated obligations. The accretion of the asset retirement obligations and depreciation of the capitalized costs, which are included in depreciation, depletion, amortization and accretion on the Consolidated Statement of Operations, are being recognized over the estimated useful lives of the operating locations (i.e., to their expected closure dates). A movement of the Company’s asset retirement obligations during the years ended December 31, 2005, 2004 and 2003 follows (in thousands):

	Reorganized Company 2005	Predecessor Company 2004		Predecessor Company 2003
Asset retirement obligations at January 1	$8,547	$6,745		$5,821
Accretion expense	469	486		478
Provisions and adjustments to prior reserves and actual expenditures, net	(2,660)	558		446
Fresh-Start fair value adjustment		758

Balance at December 31	$6,356	$8,547	*	$6,745

*	Note that the December 31, 2004 balance represents the Reorganized Company’s liability.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

As part of Fresh-Start reporting at December 31, 2004, the Company re-evaluated its asset retirement obligations and adjusted its land reclamation asset to equal the liability for asset retirement obligations and eliminated all prior accumulated depreciation.

Contingent Payments:    The purchase price of the Company’s O-N Minerals Great Lakes Operations Michigan Limestone operation (MLO), which was acquired by the Company in the second quarter of 2000, included contingent payments subject to achieving certain operating performance parameters through 2011. The Company accrued a contingent payment of $2.1 million at December 31, 2003, representing additional purchase price and an increase to recorded mineral reserves. The $2.1 million accrued contingent payment at December 31, 2003 was not paid due to the Predecessor Company bankruptcy proceedings.

After the petition date, the Creditors’ Committee entered into negotiations with certain of the holders of the MLO claims regarding amending the interest purchase agreement (See Note L), Mr. Lundin, CEO of the Company, had no involvement with these negotiations. The Cary Mining Company, Inc., one of the holders of MLO claims, was a member of the Creditors’ Committee, but took no part in, and was excluded from any involvement in, all of the negotiations and discussions of the Creditors’ Committee regarding the MLO claims. As a result of these negotiations, the interest purchase agreement was amended and assumed (as amended) by the Company as of the Effective Date. Specifically, pursuant to the amended interest purchase agreement, the parties agreed to significantly reduce the aggregate annual amount of contingent payments and to extend the time period within which the contingent payments are to be made by four to six years. The amended interest purchase agreement provides for maximum aggregate amounts of annual contingent payments in the period 2003 through 2016 as follows:

•	$625,000 for 2003 (paid upon the Effective Date);

•	$1.025 million for each year during the period 2004-2006; and

•	$2.65 million for each year during the period 2007-2016.

In addition, the amended interest purchase agreement provides that:

•	beginning with the Company’s 2004 fiscal year, earnings before interest, taxes, depreciation and amortization (“EBITDA”) payments are determined based upon the Company’s consolidated EBITDA and all of the Company’s subsidiaries rather than the aggregate EBITDA of the purchased quarries and/or the purchased operations;

•	the Company’s subsidiaries execute and deliver guaranty agreements as adequate assurance of future performance within the meaning of the Bankruptcy Code;

•	the holders of MLO claims waive any right, upon assumption and assignment to the Company of the amended interest purchase agreement, to any cure amounts or adequate assurance of future performance within the meaning of the Bankruptcy Code, other than as provided in the amended interest purchase agreement; and

•	the holders of MLO claims consent to any change in control resulting from the Company’s emergence from Chapter 11 and waive any rights that they have (or might have had) to demand accelerated contingent payments as a result of the commencement or pendency of the Company’s Chapter 11 cases or the Company’s emergence from Chapter 11.

Mr. Lundin received payments totaling $391,000 in 2003 as his 18.6% share of the contingent payments. Mr. Lundin did not receive any contingent payment in 2004 but received a payment of $112,525 on January 31,

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

2005 the (“Effective Date”) and was paid an additional $162,743 in 2005. At December 31, 2005, our liability is $14.945 million, with $1.025 million classified in other accrued expense and $13.920 million classified in other long-term liabilities on the Consolidated Balance Sheet.

Stock Compensation:    Due to Fresh-Start reporting, the Company adopted Statement of Financial Accounting Standard No. 123(R) “Share Based Payment” using the “modified prospective” method as a Fresh-Start adjustment on December 31, 2004. The “modified prospective” method recognizes compensation cost of all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values.

Prior to application of Fresh-Start reporting, the Predecessor Company accounted for stock-based compensation using the intrinsic value method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The table below summarizes stock compensation cost included in the determination of net loss using the intrinsic value method and the impact on net loss and net loss per share, assuming dilution, had the Company accounted for stock-based compensation using the alternative fair value method of accounting (in thousands, except per share amounts). See Note H to the consolidated financial statements for further discussion.

	2004	2003
Stock compensation cost included in the determination of net loss, as reported—net of taxes	$19	$296

Net loss, as reported	$(106,075)	$(33,192)
Incremental stock compensation cost, net of taxes	(231)	(515)

Net loss, as adjusted	$(106,306)	$(33,707)

Net loss per share, as reported—assuming dilution	$(20.27)	$(6.48)

Net loss, as adjusted—assuming dilution	$(20.31)	$(6.58)

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

Pooling Arrangement:    The Company’s O-N Minerals Great Lakes Operations segment pooled its fleet operations with the fleet operations of American Steamship Company, a wholly owned subsidiary of GATX Corporation. The multi-year pooling agreement provided for the coordination of dispatch and other fleet operations but did not involve the transfer of any assets. Each party to the pooling agreement recorded operating revenues and operating expenses related to the operation of their fleet vessels. Operating income was allocated between the Company and American Steamship Company in accordance with the sharing provisions outlined in

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

the pooling agreement (including capacity considerations, volume and type of contracts, etc.) The allocation of operating income was determined periodically by a joint board. Because the Company is evaluating a potential transaction with its vessels, the arrangement was terminated in January 2006.

Income Taxes:    The Company utilizes certain tax preference deductions afforded by law to mining companies. Although the amount of these deductions is materially consistent from year to year, these permanent book/tax differences can cause significant fluctuations in the Company’s effective tax rate based upon the level of pre-tax book income or loss.

The Company has incurred tax operating losses and there is uncertainty regarding the future realization of any portion of these losses as a tax benefit. Accordingly, the Company has recorded a tax valuation allowance for net deferred tax assets and will maintain such an allowance until sufficient positive evidence (i.e., cumulative positive earnings and future taxable income) exists to support the reversal of the valuation allowance.

Reclassifications:    Certain amounts in prior years have been reclassified to conform to the 2005 consolidated financial statement presentation. In addition, all periods presented have been restated to reflect the sale of the O-N Minerals Operations’ St. Clair facility as a discontinued operation.

Recently Adopted Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 154 “Accounting Changes and Error Corrections” (“SFAS No. 154”), that replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” (“APB No. 20”) and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 3”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable and is effective for fiscal years beginning after December 15, 2005. The statement is not expected to have a material affect on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) that amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement establishes, among other things, the accounting for certain derivatives embedded in other financial instruments, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests in securitized financial assets are not subject to the provisions of “Statement 133” and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The statement is not expected to have a material affect on the Company’s financial statements.

In March 2005, the FASB issued FASB interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) that requires companies to consider the timing and (or) method of settlement that may be conditional on a future event. The adoption of the provisions of this interpretation did not have an effect on the Company’s financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE B—ACQUISITIONS AND DISPOSITIONS

On December 28, 2005, the Company sold its O-N Minerals Inland Operations St. Clair facility for $14 million of value subject to working capital adjustments to United States Lime and Minerals, Inc., and recognized a pretax gain of $4.255 million. Proceeds of $6.363 million were used to repay debt and $6.012 million is expected to be used to reinvest in capital projects and is classified in other assets (long term) in the consolidated balance sheet. The St. Clair facility operations are recognized as a discontinued operation for all periods presented. The operating losses of St. Clair were not included in our results from continuing operations but were recorded as loss from discontinued operation in 2005 and for all periods presented in accordance with SFAS No. 144.

The Company allocates interest expense to the discontinued operation on the debt that is required to be repaid as a result of the disposal transaction using the average applicable interest rate on the debt that is assumed to be repaid for each period presented.

Summarized results of the discontinued St. Clair facility through the date of sale are as follows (in thousands):

	For the years ended
	Reorganized Company 2005	Predecessor Company
		2004	2003
Net Sales	$16,338	$14,675	$13,137
Costs and Expenses	17,379	14,974	13,913

Operating loss	(1,041)	(299)	(776)
Allocation of interest expense	(534)	(381)	(708)

Loss from discontinued operation before income tax benefit	(1,575)	(680)	(1,484)
Income tax benefit	551	—	522

Loss from discontinued operation	(1,024)	(680)	(962)
Gain on sale of discontinued operation, net of income tax expense of $1,489	2,766
Cumulative effect of accounting for asset retirement obligation	—		(7)

Income (loss) from discontinued operation	$1,742	$(680)	$(969)

The major classes of the discontinued operation assets and liabilities (excluding $6.363 million of long term debt allocated to the discontinued operation) at December 31, 2004 are as follows (in thousands):

2004
Accounts receivable	$1,754
Inventory	2,575
Property, plant & equipment, net	5,263
Other	177

Total assets	$9,769

Accounts payable and accrued expenses	$1,619
Deferred income taxes	1,889

Total liabilities	$3,508

In November 2005, the Company sold an idled self-unloading vessel the S/S Buckeye to Buckeye Holdings LLC, an affiliate of K & K Warehouse for $4 million with the proceeds of the sale used to repay debt. The company recognized a gain $2.217 million.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

In 2005, the Company also announced that it had engaged Jefferies & Company, Inc. to assist it in evaluating potential transactions related to the balance of its Great Lakes fleet. The decision to hire an investment banker is in response to recently received expressions of interest.

On April 27, 2005, the Company sold certain parcels of land associated with its mica mine located in New Mexico (but excluded the plant site and related operating assets located in Velarde, New Mexico) to the Pueblo of Picuris Indians for a nominal purchase price plus the assumption of all reclamation costs. Management is still in discussions with other parties to sell the remaining plant site and related operating assets located in Velarde, New Mexico.

On April 6, 2005, the Company sold the Kings Mountain mica operation to Zemex Corporation for $15 million and recorded a net gain of $144,000 on the sale.

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

In conjunction with the sale of the Redi-Mix business unit, the Predecessor Company entered into a long-term supply agreement with E.E. Austin & Son, Inc. dated January 21, 2004, pursuant to which the Predecessor and Reorganized Company will provide certain aggregates at market prices to E.E. Austin & Son, Inc. for an initial term of fifteen years beginning on the closing date of the agreement. Additionally, the Predecessor Company and E.E. Austin & Son, Inc. entered into a sublease agreement dated January 21, 2004, which was assumed by the Reorganized Company, whereby E.E. Austin & Son, Inc. is subleasing property from the Company previously dedicated to the operation of the Redi-Mix business unit. The initial term of the sublease agreement commenced in January 2004 and extends to December 31, 2019. The agreement is renewable in five-year increments thereafter, upon agreement by both parties.

On October 27, 2003, as part of its ongoing business restructuring, the Predecessor Company sold the Lawn and Garden business unit of its O-N Minerals Inland Operations operating segment to Oldcastle Retail, Inc. (Oldcastle). The sales price was $10 million of value subject to working capital adjustments. Based upon those working capital adjustments, the Predecessor Company received $6.871 million in cash at closing. The net book value of the Lawn and Garden business unit at the closing date, including an allocation of the O-N Minerals Inland Operations segment’s goodwill of $3.316 million, was $10.057 million. The Predecessor Company recognized a loss on disposition of assets of $3.692 million during the fourth quarter of 2003 and when the purchase price was finalized during 2004, the Predecessor Company recognized a $29,000 gain.

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

In January 2003, the Predecessor Company acquired all of the outstanding common shares and other ownership interests in a group of companies together known as Erie Sand and Gravel Company (Erie Sand and Gravel) for $6.831 million in cash and $4.069 million in assumed debt, which was refinanced at closing. The acquisition included fixed assets of $5.446 million and goodwill of $4.149 million that was expensed during the application of Fresh-start reporting. Erie Sand and Gravel operates a dock, a bulk products terminal, a Great Lakes self-unloading vessel, a sand dredging and processing operation, a ready-mix concrete mixing facility and a trucking company that distributes construction sand and aggregates in the northwest Pennsylvania/western New York region. The net assets and results of operations of Erie Sand and Gravel are included within the Company’s O-N Minerals Great Lakes Operations segment.

NOTE C—RESTRUCTURING, ASSET IMPAIRMENTS AND VOLUNTARY EARLY RETIREMENT

The following summarizes the provision for restructuring, asset impairments and early retirement programs and the remaining reserve at December 31, 2005 (in thousands):

	Employee Retirement & Severance Benefits	Asset Impairment Charges	Other Exit Costs	Total
Reserve at January 1, 2003	$765	$-0-	$1,269	$2,034
2003 charge		13,272		13,272
Amounts utilized		(13,272)		(13,272)
Actual expenditures	(759)		(428)	(1,187)
Provisions and adjustments to prior reserves, net	36		(87)	(51)

Remaining reserve at December 31, 2003	$42	$-0-	$754	$796
2004 charge		7,010		7,010
Amounts utilized		(7,010)		(7,010)
Actual expenditures	17		(164)	(147)
Provisions and adjustments to prior reserves, net	(28)		464	436

Remaining reserve at December 31, 2004	$31	$-0-	$1,054	$1,085
2005 charge
Actual expenditures	(55)		(344)	(399)
Provisions and adjustments to prior reserves, net	24		(99)	(75)

Remaining reserve at December 31, 2005	$-0-	$-0-	$611	$611

During the third quarter of 2004, the Predecessor Company recorded a $5.695 million pre-tax asset impairment charge to further reduce the net book value of the mica operations’ Velarde plant. The impairment indicator was a temporary suspension of operations of the Velarde plant. The Velarde plant was written down to the estimated fair value based on current market offers.

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

primarily related to the difference between base rent due until December 2009 and sublease income that will be received into March 2008. An additional $145,000 pre-tax charge was recorded to write-off leasehold improvements abandoned at the Marine office.

During the second quarter of 2003, the Predecessor Company recorded a $13.114 million pre-tax asset impairment charge to reduce the net book value of the mica operation to its estimated fair value, as determined by management based on an independent third-party appraisal. The charge reduced the carrying value of the operation’s land, depreciable fixed assets and mineral reserves by $2.610 million, $2.334 million and $8.170 million, respectively.

Fair values were estimated using a discounted cash flow valuation technique incorporating a discount rate commensurate with the risks involved for each group of assets. The remaining 2003 impairment charges of $158,000 were recorded in the fourth quarter to reduce the carrying value of certain idled equipment of the O-N Minerals Inland Operations segment.

NOTE D—NET LOSS PER SHARE

The calculation of net loss per share—basic and assuming dilution follows (in thousands, except per share amounts):

	Reorganized Company 2005	Predecessor Company

		2004	2003
Average numbers of Company shares outstanding:
Average number of shares outstanding—basic	3,346	5,233	5,125
Dilutive effect of stock plans	-0-	-0-	-0-

Average number of shares outstanding—assuming dilution	3,346	5,233	5,125

Reconciliation of Income to Income Available to Common Shareholders:
Loss from continuing operations before discontinued operation and cumulative effect of accounting change	$(4,078)	$(105,395)	$(30,839)
Loss from discontinued operation, net of tax	(1,024)	(680)	(969)
Gain on sale of discontinued operation, net of tax	2,766
Cumulative effect of accounting change for asset retirement obligations, net of tax	-0-	-0-	(1,384)

Net loss	$(2,336)	$(106,075)	$(33,192)
Less: undeclared cumulative preferred dividends	(12,150)

Net loss available to common stockholders	$(14,486)	$(106,075)	$(33,192)

Net loss per share—basic and assuming dilution:
Loss from continuing operations before discontinued operation and cumulative effect of accounting change	$(4.85)	$(20.14)	$(6.02)
(Loss) from discontinued operation, net of tax	(0.31)	(0.13)	(0.19)
Gain on sale of discontinued operation, net of tax	0.83
Cumulative effect of accounting change for asset retirement obligations, net of tax	-0-	-0-	(0.27)

Net loss per share—basic and assuming dilution	$(4.33)	$(20.27)	$(6.48)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

At December 31, 2005, there were 184,005 common shares under stock compensation plans and 9,714,924 shares that were issuable upon conversion of the convertible preferred stock and could dilute earnings per share in the future that were not included in earnings per share because to do so would have been anti-dilutive.

Net loss per share for the fiscal year ended December 31, 2004 was calculated using the Predecessor Company’s pre-petition common stock which was cancelled on the Effective Date pursuant to the Plan of Reorganization. For the year ended December 31, 2004 and 2003, there were zero and 313 common shares, respectively, under stock compensation plans that could dilute earnings per share in the future that were not included in earnings per share because to do so would have been anti-dilutive.

NOTE E—INCOME TAXES

Total income taxes differ from the tax computed by applying the U.S. federal corporate income tax statutory rate for the following reasons (in thousands):

	Reorganized Company 2005	Predecessor Company 2004	Predecessor Company 2003
Loss from continuing operations before income taxes, discontinued operation and cumulative effect of accounting change	$(5,016)	$(106,403)	$(60,660)

Income taxes (benefit) at statutory rate	$(1,756)	$(37,241)	$(21,231)
Tax differences due to:
Percentage depletion	(5,651)	(4,852)	(2,786)
State income taxes	-0-	(466)	(476)
Favorable IRS settlement	-0-	-0-	(5,332)
Reorganization expenses	1,536	27,370	-0-
Other	117	9	4

	(5,754)	(15,180)	(29,821)
Valuation allowance	4,816	14,172	-0-

Income tax benefit on continuing operations	$(938)	$(1,008)	$(29,821)

Because of the Predecessor Company’s continued net losses, the total income tax benefit is recorded as deferred taxes on the consolidated statement of operations.

As of December 31, 2005, the Reorganized Company has net operating loss carry forwards for federal tax purposes of $143,645 million, which expire in the years 2020 through 2025. Due to the change in control of the Company, Internal Revenue Code Section 382 will limit the utilization of these net operating loss carry forwards on an annual basis, resulting in the need for a valuation allowance for financial reporting purposes. The future reversal of the first $12.948 million of valuation allowance which arose due to operation of the Predecessor Company will be credited to additional paid-in-capital as a result of applying SOP 90-7 and SFAS No. 109.

During calendar year 2003, the Predecessor Company experienced a favorable conclusion to the audit of its federal income tax returns. This favorable settlement of $5.332 million is included in the Predecessor Company’s consolidated statement of operations as a current income tax benefit.

The Reorganized Company received $18,000 and the Predecessor Company received $19,000 and $3,000 of income tax refunds in 2005, 2004 and 2003, respectively. The Reorganized Company made income tax payments of $141,000 and the Predecessor Company made income tax payments of $263,000 and $78,000 in 2005, 2004, and 2003, respectively.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Reorganized Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31
	Reorganized Company 2005	Reorganized Company 2004
Deferred tax liabilities:
Tax over book depreciation, depletion, amortization and accretion	$82,507	$83,501
Pension benefits	-0-	406
Interest rate hedge contracts	-0-	97
Other	1,264	4,254

Total deferred tax liabilities	83,771	88,258
Deferred tax assets:
Postretirement benefits	26,627	24,586
Coal Act liability	2,212	2,694
Alternative minimum tax credit carry forward	4,810	4,810
Net operating loss carry forward	55,059	40,895
Restructuring, asset impairments and early retirement programs	198	7,721
Deferred financing expenses	3,396	5,088
Other	6,729	3,312

Total deferred tax assets	99,031	89,106
Valuation allowance	(17,451)	(3,039)

Net deferred tax liabilities	$2,191	$2,191

NOTE F—LONG-TERM DEBT and OTHER FINANCIAL INSTRUMENTS

A summary of the Reorganized Company’s long-term debt is as follows (in thousands):

	December 31
	Reorganized Company
	2005	2004
Revolving Credit Facility	$302	$-0-
Term loan A	86,865	-0-
Term loan B	150,000	-0-
Second DIP Credit Facility	-0-	250,000
Senior Secured Notes	-0-	89,783
Vessel Term Loan	10,697	12,537
Notes and Bonds payable and capital leases	320	873

	248,184	353,193
Less current portion	3,470	342,166

	$244,714	$11,027

The Company repaid $6.363 million of its consolidated debt with proceeds from the sale of the O-N Minerals St. Clair facility recorded as a discontinued operation and interest expense on such amount was allocated to the discontinued operation for all periods presented at the appropriate interest rates during those years.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Post-emergence credit facility.    On January 31, 2005, which was the Effective Date, the Company and each of its wholly-owned direct and indirect subsidiaries entered into a debt agreement with a syndicate of financial institutions (“the post-emergence credit facility”). Effective June 1, 2005, the post-emergence credit facility was amended with the amount unchanged and providing reduced interest rates on borrowings and modifying certain covenants. The Company and the majority of its significant operating companies are borrowers under the post-emergence credit facility, and the remaining subsidiaries guarantee the obligations under the post-emergence credit facility. The maturity date of the obligations under the post-emergence credit facility is January 31, 2010.

As of December 31, 2005, the Company had total outstanding indebtedness of $237.167 million under the post-emergence credit facility, comprised of revolving loans, a term loan A and a term loan B as described below.

The term loan A had an initial principal amount of $105 million. The term loan A bears interest at a floating rate linked to the prime rate or LIBOR, at the Company’s option. The term loan A, or such portion as the Company may elect, linked to LIBOR bears interest at the greater of 5.00% or LIBOR plus 3.00%, and such portion of the term loan A as the Company may elect to be linked to the prime rate bears interest at the greater of 5.00% or the prime rate plus 0.50%. Principal payments are due in quarterly installments of $262,500 beginning December 31, 2005, with a final installment of the remaining outstanding principal due on the maturity date of the post-emergence credit facility. The margin over LIBOR and/or prime is 1% lower after the June 1, 2005 amendment. Portions of this term loan have been repaid using the proceeds from the sales of assets including a March 2006 payment of $4 million (see Note B). Once principal payments are made on term loan A, amounts may not be re-borrowed.

The term loan B had an initial principal amount of $150 million. The term loan B bears interest at a floating rate linked to the prime rate or LIBOR, at the Company’s option. The term B loan, or such portion as the Company may elect, linked to LIBOR bears interest at the greater of 9.00% or LIBOR plus 7.00%, and such portion of the term loan B as the Company may elect to be linked to the prime rate, bears interest at the greater of 11.00% or the prime rate plus 6.50%. The outstanding principal of the term loan B is due on the maturity date of the post-emergence credit facility. The margin over LIBOR and /or the prime rate is 3.25% lower after the June 1, 2005 amendment.

The revolving loans available under the post-emergence credit facility are in an aggregate principal amount not to exceed $55 million (including a sublimit of $20 million for issuance of letter of credit accommodations). Principal amounts of the revolving facility that the Company repays may be re-borrowed in accordance with the terms of the post-emergence credit facility. The revolving loans under the post-emergence credit facility bear interest at a floating rate linked to the prime rate or LIBOR, at the Company’s option. Revolving loans linked to the prime rate bear interest at the greater of 4.50% or the prime rate, and revolving loans linked to LIBOR bear interest at the greater of 4.50% or LIBOR plus 2.50%. At December 31, 2005, $302,000 was outstanding under the revolving credit facility, excluding $10.311 million in letter of credit accommodations. The margin over LIBOR and/or the prime rate is 1% lower after the June 1, 2005 amendment.

Consistent with the original post-emergence credit facility, the Company paid $3.0 million in February 2006 representing additional interest on these loans; however, the June 1, 2005 amendment eliminated this obligation in future years. The ratable portion of the payment, $2.750 million was accrued and expensed at December 31, 2005.

The Company and its subsidiaries are subject to affirmative and negative covenants under the post-emergence credit facility, including periodic financial reporting. The Company is also subject to quarterly financial covenants, including minimum consolidated earnings before interest, taxes, depreciation and

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

amortization, which is known as EBITDA, and fixed charge coverage ratio tests measured for each period of four consecutive fiscal quarters, a leverage ratio (added as a result of the June 1, 2005 amendment) and an annual covenant on the maximum amount of capital expenditures. Our EBITDA, as defined in the credit facility, excludes such items as the fair market value inventory adjustment charge, post-emergence reorganization items, up to $2 million of losses from asset sales and stock incentive compensation awards, while including up to $4 million of gains from asset sales.

The Vessel Term Loan contains covenants that match the $310 million post-emergence credit facility. Semi-annual principal payments from January 15, 2006 through January 15, 2007 range from $995,000 to $1.055 million. A final principal payment of $7.650 million is due on July 15, 2007. The loan is secured by mortgages on the two vessels, which have a net book value of $8.758 million at December 31, 2005. The Vessel Term Loan has a fixed interest rate of 9.82% at December 31, 2005.

Because the debt has a floating interest rate component, the Company is sensitive to fluctuation in interest rates. At December 31, 2005 the three month LIBOR was 4.53625% and the prime rate was 7.25%.

Including the two vessels pledged to the Vessel Term Loan, all of the Reorganized Company’s U.S. accounts receivable, inventories and property and equipment, which approximate $502.324 million, secure our amended post-emergence credit facilities of $247.864 million at December 31, 2005.

The Company made cash interest payments of $37.045 million in 2005, of which $10.607 million was deferred during bankruptcy. The Predecessor Company made cash interest payments of $26.214 million and $47.921 million in 2004 and 2003, respectively.

Scheduled principal repayments in years subsequent to December 31, 2005 are as follows: 2006—$3.470 million, 2007—$9.846 million, 2008—$1.153 million, 2009—$1.050 million and 2010—$232.665 million.

The results of operations of the discontinued operation include interest expense of $535,000, $381,000 and $708,000 in 2005, 2004 and 2003, respectively, reflecting interest on $6.363 million of borrowings representing the principal repayment on the post-emergence facility’s Term A loan using the proceeds from the sale of the O-N Minerals St. Clair.

Long-Term Debt at December 31, 2004

At December 31, 2004, the Reorganized Company was party to a debtor-in-possession credit facility which was converted into the post-emergence credit facility on the Effective Date, a vessel term loan, a Senior Secured Notes agreement and a Senior Subordinated Note agreement that was converted to issuable common shares as part of the Plan of Reorganization.

On April 30, 2004, the Bankruptcy Court entered an order authorizing the Debtors to enter into a $305 million second DIP credit facility providing the Predecessor Company with post-petition financing. The Bankruptcy Court also authorized the Predecessor Company to pay certain commitment fees and other expenses related to this loan. The second DIP credit facility was consummated on July 15, 2004. The second DIP credit facility was used to repay borrowings under the initial DIP credit facility and the existing pre-petition bank credit facility and provided a revolving credit facility for working capital while the Predecessor Company was in Chapter 11. During 2004, the Predecessor Company incurred $11.053 million in deferred financing costs, which included the commitment fees and professional fees related to the second DIP credit facility.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

As previously stated, the Reorganized Company issued and sold $85 million in convertible preferred stock pursuant to the rights offering and commitment agreement on the Effective Date. The Reorganized Company used the net proceeds from the issuance and sale of the convertible preferred stock and available cash and borrowings under the post-emergence credit facility to redeem the Senior Secured Notes in the principal amount at December 31, 2004 of $84.677 million due October 25, 2008. These notes were redeemed at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement, dated October 25, 2002. The reinstatement at 106% was approved by the Bankruptcy Court and increased the principal balance to $89.783 million at December 31, 2004 for the Reorganized Company. The notes were redeemed at 106% or $90.206 million on January 31, 2005.

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

In 2004, the Predecessor Company incurred $13.894 million of deferred financing costs primarily related to the $75 million initial DIP and the $305 million second DIP financing. In 2003, the Predecessor Company incurred $4.762 million of deferred financing costs primarily related to the amendment of the Syndicated Term Loan, Senior Credit Facility and the Senior Secured Notes and waiver of covenant violations under the related agreements. Since, in each of the years, the modification to the anticipated cash flows resulting from the above

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

described amendment activity was not considered significant to cash flows of the related debt or represented new debt, the deferred financing costs were included in other assets on the consolidated balance sheet and were amortized over the term of the respective agreements. As part of the fair value adjustments in Fresh-Start reporting, these deferred financing fees were charged to reorganization items, net.

The Predecessor Company recognized all derivative instruments on the consolidated balance sheet at fair value. The Predecessor Company’s syndicated banking group had required interest rate protection on 50% of the Predecessor Company’s Senior Credit Facility and Syndicated Term Loan, prior to their amendment during the third quarter of 2003. Accordingly, the Predecessor Company entered into interest rate swap agreements during 2001 that effectively converted a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The pre-tax charge to interest expense was $925,000 for the year ended December 31, 2003. The Predecessor Company’s final interest rate swap expired on June 30, 2004. There are no derivative instruments at December 31, 2005 or 2004.

The estimated fair values of financial instruments approximate the carrying amounts and are principally based on quoted market prices and by discounting future cash flows at currently available interest rates for borrowing arrangements with similar terms.

NOTE G—STOCKHOLDERS’ EQUITY

General

The Reorganized Company’s Second Amended and Restated Articles of Incorporation authorize the Company to issue 90,000,000 shares of common stock. On the Effective Date, 2,928,571 shares of common stock (excluding 264,837 of restricted shares issued under the Management Stock Plan and 404,071 of warrants exercised in the first quarter of 2005) were issued and outstanding, all of which were issued pursuant to the Plan of Reorganization. The Reorganized Company’s Second Amended and Restated Articles of Incorporation also authorize the Reorganized Company to issue 30,000,000 shares of convertible preferred stock, $0.01 par value per share (“convertible preferred stock”), in one or more series, with such rights and restrictions and with such additional provisions as the Board of Directors may determine, including, among other things, voting, dividend, redemption, sinking fund, liquidation and conversion rights, and additional restrictions. The convertible preferred stock constitutes a series of the preferred stock, and, as of the Effective Date, 8,500,000 shares of convertible preferred stock were issued and outstanding.

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

The 3,600,842 shares of common stock and the 8,499,900 shared of convertible preferred stock issued and outstanding at December 31, 2005 represent 27.0% and 73.0%, respectively of the total voting power of and equity interest in Company.

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

Ranking.    The convertible preferred stock ranks, with respect to dividend rights and rights upon our liquidation, winding-up or dissolution, senior to the common stock and, except as otherwise approved by the holders of a majority of the outstanding shares of convertible preferred stock or contemplated by the terms of the convertible preferred stock, all other classes of capital stock or series of preferred stock established by the Company on the Effective Date (“junior stock”). The rights of the holders of convertible preferred stock, however, are subordinate to the rights of the lenders under the post-emergence credit facility, other holders of the Company’s indebtedness and other general creditors. If the Company’s convertible preferred stock of 8,499,900 shares had converted to common stock on December 31, 2005, the conversion would have resulted in 9,714,924 additional shares of common stock. On or after January 31, 2006, the convertible preferred stock will be

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

redeemable at the Company’s option, in whole or in part, at any time at 110% of the then-effective liquidation preference per share declining to 104% on or after January 31, 2009. The Company is permitted to redeem the convertible preferred stock only if the average trading price of the common stock equals or exceeds $13 for 30 consecutive trading days at any time prior to the date the Company provided the redemption. As of March 22, 2005, this condition had been met.

Dividend Rights.    Holders of the convertible preferred stock are entitled to receive out of the Reorganized Company’s assets legally available for payment, when, as and if declared by the Board of Directors, preferential dividends on the then effective liquidation preference, payable quarterly, at an annual rate of 14.8275%. Until January 31, 2008, which is the third anniversary of the Effective Date, dividends, whether or not authorized and declared by the Board of Directors, will be deemed paid by accreting and adding the amount of the per share dividend to the then effective liquidation preference of each share of convertible preferred stock. After that date, dividends will be payable in cash, unless the Reorganized Company is prohibited under statutory law, or by the terms of the post-emergence credit facility, or any credit facility or security refinancing the post-emergence credit facility, from paying cash dividends, in which case the dividends will be deemed paid by accreting and adding the amount of the per share dividend to the then effective liquidation preference. Dividends on the convertible preferred stock are cumulative. At December 31, 2005, there were $12,150,130 of undeclared cumulative preferred dividends.

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

Dividends on the applicable liquidation preference of a share of the convertible preferred stock are computed and payable quarterly when declared, in arrears, on the last day of March, June, September and December of each year, starting March 31, 2005. Dividends are payable from the most recent dividend payment date or, in the case of the dividend payable on March 31, 2005, from January 31, 2005, which was the convertible preferred stock issue date. Dividends payable on the convertible preferred stock for any period less than a full quarterly dividend period are computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends payable on the convertible preferred stock for each full dividend period are computed by dividing the annual dividend rate by four. Each declared dividend is payable to holders of record as they appear on the Reorganized Company’s stock records at the close of business on the 15th day prior to the relevant dividend payment date. Regular quarterly dividend periods start on and include the last day of March, June, September and December of each year and end on and include the date before the next dividend payment date.

The Reorganized Company’s ability to pay cash dividends is prohibited by the post-emergence credit facility and may be constrained by statutory limitations in the future. The Reorganized Company has not paid and does not anticipate paying dividends on the common stock, and may be limited in its ability to pay dividends on the convertible preferred stock.

Conversion Rights.    A holder of the convertible preferred stock has the right, at his or her option, to convert any or all of his or her shares of convertible preferred stock into the number of shares of common stock

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

obtained by dividing the aggregate then effective liquidation preference of the shares of convertible preferred stock being converted by the conversion price. The initial conversion price equals $10 and is subject to adjustment upon the occurrence of the events described below.

If a holder of shares of convertible preferred stock exercises conversion rights, those shares will cease to accumulate dividends as of the end of the day immediately preceding the date of conversion. Holders of shares of convertible preferred stock who convert their shares into common stock will not be entitled to, nor will the conversion rate be adjusted for, any accrued and unpaid dividends. Instead, accrued dividends, if any, will be cancelled. Accordingly, shares of convertible preferred stock converted after the close of business on any record date for the payment of dividends declared and before the opening of business on the dividend payment date relating to that record date must be accompanied by a payment in cash of an amount equal to the dividend payable in respect of those shares for the dividend period in which the shares are converted, whether paid in cash or by accretion of the liquidation preference. A holder of shares of convertible preferred stock on a dividend payment record date who converts such shares into common stock on the corresponding dividend payment date will be entitled to receive the dividend payable on such shares of convertible preferred stock on such dividend payment date, and the converting holder need not include payment of the amount of such dividend upon such conversion.

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

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

Warrants

Terms of the Warrants.    Under the Plan, each record holder of the Predecessor Company’s old common stock as of the close of business on November 17, 2004 received one warrant for each share of the old common stock then held. Each warrant represented the right to purchase one-tenth (1/10th) of a share of Reorganized Company common stock. The warrants entitled their holder to purchase at an exercise price of $10 per share of Reorganized Company common stock one share of common stock for each 10 warrants held. Except in the case where a holder exercised all warrants held by such holder, shares of Reorganized Company common stock can be purchased only pursuant to the exercise of warrants in multiples of 10.

The warrants were only exercisable by their holders until March 2, 2005 at the exercise price of $10 per share. Each warrant that was not exercised before such time became void, and all rights of the holder in respect of such warrant ceased on March 2, 2005. Of the 576,256 shares reserved for the issuance of warrants, 404,071 were exercised for $4.041 million in the first quarter of 2005.

NOTE H—COMPANY STOCK PLANS

On the Effective Date, 1,328,049 shares of Reorganized Company common stock were reserved for issuance from the authorized shares for options to be issued under the management stock plan. The Predecessor Company filed a registration statement under the Securities Act to register shares reserved for issuance under the management stock plan. Shares issued under this plan or upon exercise of outstanding options after the effective date of that registration statement, other than shares held by affiliates, which will be subject to certain limitations on resale under Rule 144, generally will be tradable without restriction under the Securities Act, subject to vesting restrictions, and Section 16, if applicable. On the Effective Date, 397,255 stock options were awarded of which 132,418 vested immediately on the grant date. The remaining stock options vest ratably on January 1, 2006 and 2007. The awards that vested immediately were recognized as part of reorganization items in the Company’s Fresh-Start adjustments. These options had a legal effective date of January 31, 2005. They have an exercise price of $12.63 per share. The fair value of these shares was calculated at $3.68 per option. Compensation expense of approximately $400,000 was recognized in 2005 for these options and a similar amount is expected for 2006.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.5%; dividend yields of 0.0%; volatility factors of the expected market price of the Company’s common shares of 23%; and a weighted-average expected life of ten years for the options. The volatility of the common stock was an average of the Company’s peer group because of the limited trading in the Reorganized Company’s stock. Since changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

A summary of the Reorganized Company’s stock option activity and related information follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Granted, January 31, 2005	397,255	$12.63	$3.68
Forfeited	(40,496)	$12.63
Exercised	(4,661)	$12.63

Options outstanding, December 31, 2005	352,098	$12.63

Options exercisable, December 31, 2005	121,896	$12.63

All stock option plans and shares for the Predecessor Company were cancelled pursuant to the Reorganization Plan. Compensation expense recognized for all Predecessor Company stock option plans was $30,000 and $456,000 in 2004 and 2003.

There were also 264,837 shares issued as Restricted Stock to certain employees subject to a service requirement that vest over 41 months beginning January 31, 2005. The first tranche vested July 1, 2005 and the remaining three tranches vest on July 1, 2006 through 2008. Compensation expense of $1.158 million was recognized in 2005 and approximately $1.2 million remains to be recognized during 2006 through 2008.

A summary of the Restricted Stock (non-vested stock) activity and related information follows:

Number of Shares
Granted, January 31, 2005	264,837
Vested	(90,786)
Forfeited/Cancelled	(1,400)

Non-vested shares outstanding, December 31, 2005	172,651

NOTE I—POSTRETIREMENT BENEFITS

The Reorganized Company has a number of noncontributory defined benefit pension plans covering certain employee groups. The plans provide benefits based on the participant’s years of service and compensation, or stated amounts for each year of service. The Reorganized Company’s funding policy is to contribute amounts to the plans sufficient to meet the minimum funding required by applicable regulations. In addition to pension benefits, the Reorganized Company provides health care and life insurance for certain retired employees. The Reorganized Company’s policy is to fund these postretirement benefit costs principally on a cash basis as claims are incurred. The Coal Industry Retiree Health Benefit Act of 1992 (Coal Act) requires companies that previously mined coal to pay the cost of certain health care benefit obligations for retired coal miners and their dependents. The charge for the Coal Act in 1992 was recorded as an extraordinary charge. In 2003, the Predecessor Company adopted SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (“SFAS No. 132”) which revised and expanded disclosures about pension plan other postretirement benefits. SFAS No. 132 did not change existing measurement or recognition provisions.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

A summary of the Company’s pension and other benefits is as follows (in thousands):

	Pension Benefits		Other Benefits
			Postretirement Health Care		Coal Act
	2005	2004	2005	2004	2005	2004
Change in benefit obligations:
Benefit obligations at beginning of year	$102,689	$93,688	$62,478	$56,781	$6,906	$6,617
Service cost	2,873	2,601	1,440	1,742
Interest cost	5,962	5,891	3,626	3,995	371	409
Plan participant contributions	20	17
Amendments (prior service cost)	388	74
Effect of Medicare subsidy				(7,325)
Actuarial loss (gain)	(1,794)	12	(805)	5,826	(68)	(86)
Curtailment gain	(325)	76
Assumption changes	2,954	6,811	2,032	4,279	149	291
Benefits paid	(6,503)	(6,481)	(2,324)	(2,820)	(1,038)	(325)

	106,264	102,689	66,447	62,478	6,320	6,906
Change in plan assets:
Fair value of plan assets at beginning of year	92,440	87,964	302	277
Actual return on plan assets	8,535	7,503	7
Employer contributions	2,041	3,437	2,324	2,845
Plan participant contributions	19	17
Benefits paid	(6,503)	(6,481)	(2,324)	(2,820)

Fair value of plan assets at end of year	96,532	92,440	309	302

Funded status	(9,732)	(10,249)	(66,138)	(62,176)	(6,320)	(6,906)
Unrecognized net actuarial loss	316	41,280	1,226	9,134
Unrecognized prior service cost (credit)	388	1,852		(545)

Predecessor Company net asset (liability) recognized		32,883		(53,587)

Fresh-Start fair value adjustment		(43,132)		(8,589)
Reorganized Company net Liability recognized	$(9,028)	$(10,249)	$(64,912)	$(62,176)	$(6,320)	$(6,906)

Amounts recognized in balance sheet consist of:
Prepaid benefit cost	$3,452	$2,925
Intangible asset	342	0

Prepaid pension costs	3,794	2,925
Accumulated other comprehensive income	274	0
Accrued long-term benefit liability	(13,096)	(13,174)	$(64,912)	$(62,176)	$(6,320)	$(6,906)

Net asset (liability) recognized	$(9,028)	$(10,249)	$(64,912)	($62,176)	$(6,320)	$(6,906)

Weighted-average assumptions:

To determine net periodic benefit cost for years ended December 31
Discount rate	6.00%	6.50%	6.00%	6.50%	6.00%	6.50%
Rate of compensation increase	4.00%	4.00%	N/A	N/A	N/A	N/A
Expected return on plan assets	8.50%	9.00%	2.00%	6.00%
To determine benefit obligations at December 31
Discount rate	5.75%	6.00%	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%	N/A	N/A	N/A	N/A

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

For purposes of measuring the accumulated postretirement benefit obligation for other postretirement health care benefits, a 8.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. These rates are assumed to decrease gradually to 5.00% in 2009 and remain at those levels thereafter. For prescription drug costs, a 11.25% annual rate of increase is assumed for 2006. This rate is assumed to decrease gradually to 6.00% in 2014 and remain at that level thereafter.

	Pension Benefits[1]
	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$2,873	$2,601	$2,680
Interest cost	5,962	5,891	5,835
Expected return on plan assets	(7,689)	(7,881)	(6,646)
Amortization of prior service cost		339	332
Amortization of initial net asset		1	(1)
Recognized net actuarial loss (gain)		1,909	2,381
Curtailment (gain) loss	(325)	76

Net periodic benefit cost	$821	$2,936	$4,581

	Other Benefits[2]
	Postretirement Health Care			Coal Act
	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$1,440	$1,742	$1,420
Interest cost	3,626	3,995	3,584	$371	$409	$436
Expected return on plan assets	(7)	(16)	(15)
Amortization of prior service cost		(241)	(241)
Recognized net actuarial loss (gain)[3]		903	151	81	205	317

Net periodic benefit cost	$5,059	$6,383	$4,899	$452	$614	$753

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Other Benefits[2]
	Postretirement Health Care		Coal Act
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on total of service and interest cost components	$727	$(599)	$47	$(39)
Effect on postretirement benefit obligation	$8,444	$(6,823)	$868	$(720)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

The Company’s pension plan and postretirement health care plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category, were as follows:

	Pension Benefits[1]		Other Benefits[2]
			Postretirement Health Care
	2005	2004	2005	2004
Weighted-average asset allocations:
Equity securities	70.4%	70.3%
Debt securities	27.9%	29.3%
Cash and cash equivalents	1.7%	.4%	100%	100%

	100%	100%	100%	100%

The return on plan assets reflects the weighted-average expected long-term rate of return for the broad categories of investments held by the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected long-term returns on plan investments.

The Company’s investment strategy for its pension plans is to preserve and increase principal and provide a sufficient expected long-term rate of return to meet the actuarial assumptions of the plans (i.e., expected long-term rate of 8.50% in 2005) within an acceptable level of risk. High levels of risk are to be avoided at the total fund level through diversification by asset class, style of manager, and industry and sector limits. The investment policy establishes a target allocation for each asset class, which is re-balanced on a quarterly basis. Target allocations for 2005 are 70% equity securities and 30% debt securities, which are consistent with the 2004 and 2003 target levels. Target tolerances are typically less than 5%. The plans utilize a number of equity, balanced and fixed income funds, as well as investments in individual debt and equity securities, to achieve target asset allocations. The Company’s investment strategy for its postretirement health care plan is to invest 100% of the principal in low-risk, cash and cash equivalents to preserve the principal (i.e., expected long-term rate of 2% in 2005).

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

The accumulated benefit obligation for all defined benefit pension plans of the Company was $96.934 million and $92.125 million at December 31, 2005 and 2004, respectively.

The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $39.455 million, $34.798 million and $25.254 million, respectively, as of December 31, 2005 and $36.291 million, $31.919 million and $23.118 million, respectively, as of December 31, 2004.

The discount rate on the Reorganized Company’s pension and other benefit plans was decreased to 5.75% at December 31, 2005 from 6.00% used during 2005. Additionally, the annual rate of increase in the per capita cost

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

of covered health care benefits was revised to 8% decreasing gradually to 5.00% in 2009 at December 31, 2005 from 9% decreasing gradually to 5.00% in 2009 at December 31, 2004. These changes resulted in an increase in the benefit obligation of $2.954 million for the pension plans and $2.032 million for the postretirement health care plan at December 31, 2005. The discount rate on the Company’s pension and other benefit plans was decreased to 6.00% at December 31, 2004 from 6.50% in 2003. These changes resulted in an increase in the benefit obligation of $6.811 million for the pension plans and $4.279 million for the postretirement health care plan at December 31, 2004.

The Reorganized Company expects to contribute approximately $3.6 million to its pension plans and $3.6 million to its postretirement health care plan in 2006. Pension benefit payments are estimated to be $6.397 million, $6.374 million, $6.937 million, $8.029 million and $7.773 million for the years ended 2006, 2007, 2008, 2009 and 2010 respectively.

The Reorganized Company’s postretirement health care plan provides prescription drug benefits that may be affected by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act), signed into law in December 2003. In accordance with Federal Accounting Standards Board (FASB) Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” the effects of the Act on the Reorganized Company’s postretirement plan have not been included in the measurement of the Company’s accumulated postretirement benefit obligation or net periodic postretirement benefit cost for 2003. In February 2004, the FASB determined that the federal subsidy available under the Act to plan sponsors that provide retiree health benefits that are “actuarially equivalent” to Medicare benefits should be accounted for within the scope of SFAS No. 106, “Employers Accounting for Postretirement Benefits Other than Pensions” (“SFAS No. 106”) The effect of the federal subsidy on benefits attributable to past services and future changes in the estimated amount of the subsidy should be accounted for as an actuarial gain under SFAS No. 106, while the effects of the subsidy attributable to future service should be accounted for as a reduction to future service costs. Plan amendments made in contemplation of the subsidy should be accounted for as either an actuarial gain (if the net result of the amendment and the subsidy is a reduction to the accumulated post retirement benefit obligation) or a plan amendment (if the net result of the amendment and subsidy increases the accumulated postretirement benefit obligation).

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

The Reorganized Company maintains defined contribution plans for certain employees including an employee stock ownership plan covering non-bargaining employees of the Reorganized Company’s corporate office and certain other bargaining and non-bargaining employee groups and a 401(k) plan for certain bargaining employees. During 2003, management of the Predecessor Company elected to indefinitely suspend and/or reduce its contributions to the employee stock ownership plan. Contributions to the employee stock ownership plan by the Predecessor Company were equal to either 0% or 25% of a participant’s contribution, depending on the participant’s employee group, up to a maximum of 8% of a participant’s compensation. In the O-N Minerals Great Lakes Operations segment, there was a match on one bargaining 401(k) plan of 5%. The expense recognized for contributions for these plans was $588,000, $580,000 and $1.185 million for 2005, 2004 and

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

2003, respectively. The Company also paid into certain defined benefit multi-employer plans under various union agreements that provide pension and other benefits for various classes of employees. Payments are based upon negotiated contract rates and related expenses totaled $1.783 million, $1.801 million and $1.394 million for 2005, 2004 and 2003, respectively.

NOTE J—COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computers and equipment in addition to a vessel charter in its Marine Services fleet. In general, these operating leases are renewable or contain purchase options. The purchase price or renewal lease payment is based on the fair market value of the asset at the date of purchase or renewal. Rental expense was $9.943 million, $9.922 million and $10.271 million in 2005, 2004 and 2003, respectively.

Future minimum payments at December 31, 2005, under non-cancelable operating leases, are $7.666 million in 2006, $6.142 million in 2007, $3.919 million in 2008, $3.260 million in 2009 $2.527 million in 2010 and $6.793 million thereafter.

At December 31, 2005, the Reorganized Company employed approximately 1,500 people, of whom 315 are salaried employees. 42% of the Reorganized Company’s employees are unionized, and the Reorganized Company is party to eleven collective bargaining agreements with various labor unions. The Reorganized Company believes that it maintains good relations with each of these unions. In 2004, collective bargaining agreements representing approximately 567 employees expired. In 2005, two collective bargaining agreements representing approximately 100 employees expired. In 2006, two collective bargaining agreements representing approximately 130 employees will expire. All collective bargaining agreements that expired during 2005 and 2004 have been renewed for multiple years without any work stoppages. Management expects to be able to negotiate new contracts in 2006 with these labor unions at comparable terms.

The Company and certain of its subsidiaries are involved in a limited number of claims and routine litigation incidental to operating the Company’s current business. In each case, the Company is actively defending or prosecuting the claims. Many of the claims are covered by insurance and none are expected to have a material adverse effect on the Company’s financial condition.

Several of the Company’s subsidiaries have been and continue to be named as defendants in a large number of cases relating to the exposure of people to asbestos and silica. The plaintiffs in the cases generally seek compensatory and punitive damages of unspecified sums based upon the Jones Act, common law or statutory product liability claims. Some of these cases have been brought by plaintiffs against the Company (or the Company’s subsidiaries) and other marine services companies or product manufacturer co-defendants. Considering the Company’s past and present operations relating to the use of asbestos and silica, it is possible that additional claims may be made against the Company and the Company’s subsidiaries based upon similar or different legal theories seeking similar or different types of damages and relief. Management is unable to estimate the Company’s potential exposure to unasserted claims. In the fourth quarter of 2004, the Company entered into a settlement agreement between one of its subsidiaries, ON Marine Services Company and certain tort plaintiffs to settle at least 750 of the Jones Act claims for $1.5 million utilizing certain insurance funds. Company funds have not been and, to the extent any settlement payments remain outstanding, will not be used to pay this settlement. The settlement was subject to the Bankruptcy Court’s approval and confirmation of the Company’s Plan. An order approving the settlement and confirming the Plan was entered by the Bankruptcy Court on November 17, 2004.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Management believes that both the asbestos and silica product liability claims are covered by multiple layers of insurance policies from multiple sources and an insurance trust. In particular on December 31, 2005, the Company had approximately $236 million of insurance coverage available with respect to any asbestos liability claims, broken down as follows: (1) about $19 million in cash in a trust on account of confidential settlement agreements between the Company and one of the Company’s insurers, and (2) about $217 million on account of insurance policies. In addition, the Company had over $800 million of insurance coverage available with respect to any silica liabilities. After consultation with outside advisors, management believes that the insurers have no legitimate defenses to coverage under these policies. Management further believes that the Company should be able to recover the full limits of the policies issued by solvent carriers. The Company has an independent valuation specialist help identify future claims that will be made for asbestos. The Company believes that it can only reasonably estimate for five years of future claims. The Company’s total liability for asbestos is $118.902 million with $6.5 million related to the settlements recorded in current liabilities.

At December 31, 2005, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims of about 47,000 claimants. In the fourth quarter of 2004, the Company entered into settlement agreements between the Company’s affiliate ON Marine Services Company and certain tort plaintiffs, which were approved by the Bankruptcy Court. The settlements with these tort plaintiffs resolve about 20,000 of the claims asserted against certain of the Company’s affiliates. Management estimates that the settlement payments under the settlement agreements for approximately 17,800 of these claims will aggregate about $53.204 million, of which 14,753 claims have been submitted and $44 million has been paid through December 31, 2005 from the insurance trust established pursuant to the Settlement Trust Agreement, made and entered into on August 28, 2003, by and among the Company’s subsidiary ON Marine Services Company, underwriters at Lloyd’s and London Market Company Signatories and Wells Fargo Bank Minnesota, N.A. The remaining claims will be paid as submitted with the required exposure and medical evidence. Management currently believes the total cost of these settlements to be approximately $51 million. Management anticipates that any settlement payments made on account of such claims will be paid under both the insurance trust and other of the Company’s insurance policies. Separate from the settlements, approximately 11,500 claims were dismissed in Mississippi for lack of in-personam jurisdiction and other reasons.

Management believes that the remaining currently outstanding claims can be satisfied or otherwise resolved within the limits of the Company’s remaining available insurance. Management cannot predict whether or not the Company’s available insurance will be adequate to cover any and all asbestos claims that arise in the future or that the Company will have the ability to otherwise successfully defend or resolve such cases. The severity of this risk cannot be measured, and is highly dependent on the rate of future claims, the cost to defend, settle, or otherwise resolve claims, the length of time to resolve claims and the impact of future legislative or other developments in the asbestos litigation arena. The Company’s ability to fund asbestos settlements or judgments will be subject to the availability of its remaining insurance coverage and to funds from operations, asset sales or capital-raising transactions. The Company has approximately $236 million of insurance resources available to address both current and future asbestos liabilities. The Company has had an average of 12,120 asbestos claims asserted against it each year for the past five years. The average cost per claim for settlement or other resolution for the past five years was about $1,000, excluding the $53.204 million settlement discussed above that had an average cost per claim of about $3,000. The length of time to resolve claims varies on a case-by-case basis and can be affected by decisions of management and opposing counsel. If there are no developments that reduce the impact of asbestos litigation or its costs to the Company, its available insurance may be insufficient to cover all future claims, and there could be a material adverse effect on the Company’s results of operations, liquidity and financial condition.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

The Company believes that based on its experience in defending and dismissing such asbestos claims and the insurance coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering the Company’s experience in asbestos litigation, the insurance payments made to date by the Company’s insurance carriers, existing insurance policies. As of the December 31, 2004 with the accounting policy change with fresh-start reporting the Company recorded a receivable from its insurance carriers of $176.438 million which corresponds to the amount of the Company’s potential asbestos liability that is covered by available insurance and is probable of recovery. The receivable was reduced to $118.092 million at December 31, 2005 reflecting the settlement and payment of claims in 2005.

On April 19, 2005, asbestos personal injury claims reform legislation was introduced to the United States Senate as Senate Bill 852, the “Fairness in Asbestos Injury Resolution Act of 2005.” The FAIR Act is problematic for the Company in its present form in that it appears that the Company would be in the bottom sub-tier of tier 2 companies and would not receive credit for insurance assets the Company has relied upon to date. The insurance assets owned by the Company would be taken away and would not be available to use toward its annual contribution amount. In addition, the Company, as well as other similarly situated well-insured smaller companies, is disproportionately impacted by the proposed legislation in that it requires the Company to contribute approximately 4% of its 2002 revenue each year, while larger, and often less well-insured companies, will be required to contribute a fraction of one percent of their respective 2002 revenues each year. On April 26, 2005, the Senate Judiciary Committee held a hearing on this bill, and through the Coalition for Asbestos Reform, the Company was represented. On May 26, 2005, the Senate Judiciary Committee voted the bill out of Committee to be heard on the Senate floor. The Senate went into summer recess on August 1, 2005 before the bill was introduced onto the Senate floor. The bill was introduced on the Senate floor on February 6, 2006; however, the bill was returned to Committee without further action on February 15, 2006 after failing to survive a budget point of order. Since the legislative process is unpredictable and constantly changing, it is unclear whether the FAIR Act will be enacted with or without significant amendment. If the FAIR Act is enacted in its present form, it would have a material adverse effect on the Company’s results of operations, liquidity and financial position.

The exposure of persons to silica and the accompanying health risks have been and continue to be significant issues confronting the industrial minerals industry in general, and specifically the Company’s Industrial Sands segment. Proposed changes to standards for exposure to silica are under review by the United States Occupational Safety and Health Administration. This review could result in more stringent worker safety standards or, in the alternative, requirements for additional action on the part of silica users regarding lower permissible exposure limits for silica. More stringent worker safety standards or additional action requirements, including the costs associated with these revised standards or additional action requirements, and actual or perceived concerns regarding the threat of liability, or health risks, including silicosis, associated with silica use, may affect the buying decisions of the users of the Company’s silica products. If worker safety standards are made more stringent, if the Company is required to take additional action regarding lower permissible exposure limits for silica, or if the Company’s customers decide to reduce their use of silica products based on actual or perceived health risks or liability concerns, the Company’s operating results, liquidity and capital resources could be materially adversely affected. The extent of any material adverse effect would depend on the nature and extent of the changes to the exposure standards, the cost of meeting and the Company’s ability to meet more stringent standards, the extent of any reduction in the Company’s customer’s use of the Company’s silica products and other factors that cannot be estimated at this time.

With respect to silica claims, at December 31, 2005, the Company was a co-defendant in cases involving about 15,219 claimants. The Company has been and will continue to be responsible for funding a small percentage of all silica settlements and defense costs. The Company continues to have insurance coverage; however, certain policies

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

have retroactive premiums that will come due if claims accrue to those policies. The premiums are based upon actual and incurred losses and cannot be calculated until losses are incurred. The likelihood of liability for the Company arising out of these claims is probable. The Company accrued for silica claims on for states in which it has made cash settlements. The total liability for silica claims is $2.6 million with $2.1 million covered by insurance. Because of the changing litigation status of such claims and the lack of relevant settlement history, the Company does not believe it is possible to accurately accrue for possible future claims for silica.

On February 20, 2004, the Company and Oglebay Norton Specialty Minerals, Inc., a wholly-owned subsidiary, were named in an action filed by Pueblo of Picuris, in the District Court of Taos County, New Mexico, seeking to quiet title to certain land upon which a mica mine is situated in Taos County, New Mexico. The action also includes a claim for money damages for allegations of trespass, denial of access, damage to property and other related claims. The claim was settled in 2005 at no cash cost to the Company.

On November 11, 2004, the Company and O-N Minerals Inland Operations PenRoc, LP, one of the Company’s wholly-owned subsidiaries, received from National Gypsum Company, a customer of O-N Minerals Inland Operations, a demand letter seeking payment of approximately $1.2 million in connection with allegedly defective limestone sold by O-N Minerals Inland Operations to National Gypsum in early 2004. The Company agreed to a $300,000 settlement of which the full amount was expensed and $200,000 was paid in 2005.

On or about December 23, 2004, certain current and former members of the Company’s Board of Directors were named as defendants in a complaint filed by a former shareholder. Although the Company was not named in the complaint, it has agreed to indemnify the Directors pursuant to Ohio law, the Company’s First Amended and Restated Articles of Incorporation, and certain indemnification agreements the Company entered into with the named Directors. The Company maintains director and officer liability insurance, which has a deductible of $750,000. Although the outcome of the suit is not determinable at this time, management does not anticipate expending funds in excess of the deductible for indemnity or defense. The case was dismissed in the fourth quarter of 2005 and an appeal was filed.

On January 31, 2005, the Senior Secured Notes were redeemed at 106% of par value immediately after their reinstatement pursuant to the Plan in accordance with the terms of the Senior Secured Notes purchase agreement; however, certain Senior Secured Notes holders have filed a lawsuit claiming entitlement to default interest and penalties from the former Senior Subordinated Notes holders, based upon an argument that the Senior Subordinated Notes holders’ claims in bankruptcy were subordinate to the claims of the Senior Secured Notes holders. The Bankruptcy Court ruled in favor of the Company and the Senior Subordinated Notes holders on this issue and certain Senior Secured Notes holders have appealed. If the Senior Secured Notes holders succeed in their appeal, it is possible that the positions of the common shareholders who exchanged their Senior Subordinated notes for common stock could be diluted. The case was dismissed in the fourth quarter of 2005 and an appeal was filed.

During the fourth quarter of 2003, the Company settled a series of multi-party lawsuits and an arbitration relating to its prior involvement in Eveleth Mines. The parties included the current mine operator and its shareholders, an insurance carrier and one of the Company’s subsidiaries. The nature of the allegations against the Company included claims relating to the liability for retrospective premiums and duty to reimburse others for legal expenses incurred in defending settled litigation. Under the settlement, the Company has agreed to pay $3.65 million to the insurance carrier, with an initial payment of $1.0 million made in December 2003 and the remainder payable in monthly installments through March 2006. Accordingly, the Company has recorded a liability of $217,000 at December 31, 2005, representing the present value of the required future payments. The

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Company maintains recourse against the current operator, Eveleth Mines LLC (d.b.a. EVTAC Mining), for its share of the total settlement with the insurance carrier. However, since EVTAC Mining filed for protection under Chapter 11 of the U.S. Bankruptcy Code in May 2003, the Company has fully reserved for the $2.239 million due from EVTAC Mining in 2003.

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

NOTE K—INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

The Company is headquartered in Cleveland, Ohio and supplies essential natural resources to industrial and commercial customers. On May 1, 2005, the Company announced that all of our lime and limestone operations would share a common name, O-N Minerals Company. This change was made to better establish an identity as one company with its customers and vendors. The segment formerly known as Global Stone is now O-N Minerals Inland Operations and the segment formerly known as Great Lakes Minerals is now O-N Minerals Great Lakes Operations. Effective August 1, 2005 an organizational change occurred that resulted in the O-N Minerals (Portage) becoming part of the O-N Minerals Great Lakes Operations segment. For all periods presented, O-N Minerals (Portage) is reported as part of the O-N Minerals Great Lakes Operations segment. Also, in 2005, the mica facilities previously included in Industrial Sands were transferred to the Corporate and Other segment for all periods presented. The sale of the O-N Minerals St. Clair facility is considered a discontinued operation and all prior periods presented have been changed to reflect the discontinued operation reporting.

The Company operates its businesses as three reporting segments focused on its key markets served. The segments align operations, which share business strategies, are related by geography and product mix, and reflect the way management evaluates the operating performance of its businesses. The operations are reported as: O-N Minerals Great Lakes Operations, O-N Minerals Inland Operations, and Industrial Sands. Through the direct sales force of each operating segment, the Company serves customers in a wide range of industries, including building products, energy, environmental and industrial. The composition of the segments and measure of segment profitability is consistent with that used by the Company’s management. The Company’s primary measurement focus is operating income and EBITDA. Interest expense, other income (expense) and restructuring charges are grouped with Corporate and Other and not presented by segment, since they are excluded from the measure of segment profitability used by the Company’s management. The accounting policies of the segments are the same as those described in Note A.

O-N Minerals Great Lakes Operations

The O-N Minerals Great Lakes Operations segment has three operations that have four open pit quarries, a limestone processing facility in Indiana, 10 self-unloading vessels as of December 31, 2005 and two dock facilities, and has access to several additional docks on the Great Lakes. O-N Minerals Great Lakes Operations’ primarily serve the industrial, building materials and energy industries. This business segment operates four Michigan limestone quarries, dock facilities and at December 31, 2005, a fleet of 10 self-unloading vessels on the Great Lakes. The segment’s operations primarily supply limestone aggregate and chemical limestone, limestone for construction and other purposes, iron ore for integrated steel manufacturers and coal for electric utility companies.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

O-N Minerals Inland Operations

The O-N Minerals Inland Operations business segment primarily mines and processes lime, limestone fillers, chemical limestone and construction aggregate. Overall, this business segment has five operations and operates eight limestone quarries and three underground mines, primarily in the Southeast and Mid-Atlantic regions of the United States. Lime and chemical limestone are used for water and waste treatment, steel making, flue gas desulfurization, glass production, animal feed, fertilizers, and fillers for plastic, latex, and sealants. Limestone fillers are used for many diverse industrial and agricultural processes, including fiberglass, roofing shingles, carpet backing and animal feed. Limestone is sized and graded for aggregates primarily used in construction.

Industrial Sands

The Industrial Sands business segment mines and processes specialized industrial minerals, primarily high-purity silica sands, and combines the Industrial Sands and Specialty Minerals operations. This business segment includes five operations in the southwestern United States and one operation in Ohio. It produces fracturing sands used in oil and gas well drilling; industrial sands used as abrasives and for fillers in building materials; silica flour for fiberglass and ceramic production; recreational sands for golf courses, playgrounds, athletic fields, and landscaping; foundry sands for ferrous and non-ferrous metal die casting; and filtration sands.

Geographic information for revenues and long-lived assets are as follows (in thousands):

	Revenues[1]	Long-Lived Assets
2005
United States	$410,220	$402,816
Canada and other foreign	29,467

Consolidated	$439,687	$402,816

2004
United States	$408,321	$450,228
Canada and other foreign	12,654

Consolidated	$420,975	$450,228

2003
United States	$371,019	$455,272
Canada and other foreign	20,073

Consolidated	$391,092	$455,272

[1]	Revenues are attributed to countries based on the location of customers.

Accounts receivable of $22.373 million, $17.734 million, $10.109 million and $5.950 million and are due from companies in the, building materials, industrial, energy and environmental industries, respectively, at December 31, 2005. The Company’s net sales to the steel industry accounted for 17% of its total revenue in 2005, 2004 and 2003. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Credit losses within these industries have not been historically significant. There were no customers that exceeded 10% of consolidated net sales and operating revenues in 2005, 2004 and 2003.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

In Thousands	Great Lakes Operations[1]	Inland Operations[2]	Industrial Sands	Total Segments	Corporate and Other	Consolidated
2005
Identifiable assets	$225,230	$178,356	$104,381	$507,967	$143,306[3]	$651,273
Depreciation, depletion, amortization and accretion	13,683	9,179	9,147	32,009	677	32,686
Capital expenditures	5,593	4,482	6,953	17,028	260	17,288
Net sales and operating revenues	$196,409	$145,895	$94,772	$437,076	$2,611	$439,687
Operating income (loss), before restructuring, asset impairments and fair market value of inventory adjustments	$20,823	$13,733	$13,976	$48,532	$(20,940)	$27,592
Fair market value of inventory adjustment	1,294	826	658	2,778	206	2,984
Restructuring, asset impairments and early retirement programs					(75)	(75)

Operating income (loss)	$19,529	$12,907	$13,318	$45,754	$(21,071)	$24,683
Reorganization items, net					(2,943)	(2,943)
Gain (loss) on disposition of assets	80	103	35	218	2,381	2,599
Interest expense					(30,471)	(30,471)
Other income—net	50	90	5	145	971	1,116

Loss from continuing operations before discontinued operation, income taxes and cumulative effect of accounting change	$19,659	$13,100	$13,358	$46,117	$(51,133)	$(5,016)

2004
Identifiable assets	$239,395	$184,289	$110,587	$534,271	$326,837[5]	$861,108
Depreciation, depletion, amortization and accretion	15,893	12,396	5,152	33,441	2,287	35,728
Capital expenditures	12,278	6,843	4,162	23,283	389	23,672
Net sales and operating revenues	$185,468	$136,483	$85,785	$407,736	$13,239	$420,975
Operating income (loss), before restructuring, asset impairments and early retirement programs	$16,375	$12,670	$15,431	$44,476	$(16,982)[4]	$27,494
Restructuring, asset impairments and early retirement programs	1,315			1,315	6,131	7,446

Operating income (loss)	$15,060	$12,670	$15,431	$43,161	$(23,113)[4]	$20,048
Reorganization items, net					(78,192)	(78,192)
Gain (loss) on disposition of assets	(25)	32		7		7
Interest expense					(54,207)	(54,207)
Other income—net		132		132	5,809	5,941

Loss from continuing operations before discontinued operation, income taxes and cumulative effect of accounting change	$15,035	$12,834	$15,431	$43,300	$(149,703)	$(106,403)

2003
Identifiable assets	$281,128	$216,004	$53,241	$550,373	$99,458[3]	$649,831
Depreciation, depletion, amortization and accretion	15,824	13,060	5,747	34,631	2,553	37,184
Capital expenditures	8,276	6,775	2,352	17,403	1,390	18,793
Net sales and operating revenues	$157,080	$146,352	$74,532	$377,964	$13,128	$391,092
Operating income (loss), before restructuring, asset impairments and early retirement programs	$8,113	$10,209	$11,849	$30,171	$(22,821)[4]	$7,350
Restructuring, asset impairments and early retirement programs		159		159	13,062	13,221

Operating income (loss)	$8,113	$10,050	$11,849	$30,012	$(35,883)[4]	$(5,871)
Gain (loss) on disposition of assets	(7)	(3,702)	(40)	(3,749)	63	(3,686)
Interest expense					(53,135)	(53,135)
Other income—net					2,032	2,032

Loss from continuing operations before income taxes and cumulative effect on accounting change	$8,106	$6,348	$11,809	$26,263	$(86,923)	$(60,660)

[1]	Includes the results of operations of Erie Sand and Gravel from the acquisition date of January 2003.
[2]	Includes the results of operations of the Lawn and Garden business unit through October 2003 when it was sold.
[3]	Consists of Corporate prepaid pension assets, deferred financing fees and an insurance receivable from product claims as well as mica and St. Clair assets in each of the years.
[4]	Includes Corporate general, administrative and selling expenses as well as restructuring charges.
[5]	Includes a receivable for issuable preferred stock.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE L—VOLUNTARY PETITIONS UNDER CHAPTER 11 OF U.S. BANKRUPTCY CODE

On February 23, 2004, the Company and all of the direct and indirect wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code to pursue a financial restructuring that would permit the Company to reduce its indebtedness and provide more financial flexibility to implement its business strategy. The Plan was confirmed by the Bankruptcy Court on November 17, 2004. The Plan became effective and the Company legally emerged from Chapter 11 on January 31, 2005. However, the Company satisfied all material conditions precedent to the effectiveness of the Plan on December 27, 2004 and, therefore, used December 31, 2004 as the date for adopting Fresh-Start reporting in order to coincide with the Company’s normal financial closing for the month of December. The Plan provided that, among other things:

•	with the exception of (1) the Company’s Senior Subordinated Notes in the aggregate principal amount of $100 million issued pursuant to the Indenture, dated as of February 1, 1999, between the Company as issuer and Norwest Bank Minnesota, National Association n/k/a Wells Fargo Bank MN, National Association, as indenture trustee (which Senior Subordinated Notes were cancelled as of the Effective Date of the Plan) and (2) claims against the Company under or evidenced by an interest purchase agreement, dated as of April 14, 2000 (the “interest purchase agreement”), by and among the Company, Johnson Mining Inc., The Cary Mining Company, Inc., Michigan Minerals Associates, Inc. and Michigan Limestone Operations Limited Partnership, as amended or modified (the “MLO claims”), all allowed nonpriority pre-petition claims against the Company (A) will be paid or have been in full in cash in accordance with the Plan, (B) received collateral securing their allowed claims pursuant to the Plan or (C) were reinstated in accordance with the Plan;

•	holders of allowed Senior Subordinated Note claims received their pro rata distribution of 2,928,571 shares of common stock in full satisfaction of their claims, which represented about 25.6% of the total voting power of and equity interests in the Company after giving effect to the conversion of the convertible preferred stock but without giving effect to the exercise of the warrants or the management stock plan;

•	the interest purchase agreement relating to the MLO claims was amended as set forth in the Plan and, as of the Effective Date, was assumed (as amended) by the Company. The MLO claims will be paid in accordance with the amended interest purchase agreement;

•	all of the shares of the old common stock outstanding as of the Effective Date of the Plan and any related options or similar rights were cancelled as of the Effective Date of the Plan, and record holders of shares of old common stock with allowed interests under the Plan as of the close of business on the warrant distribution record date received warrants, exercisable until March 2, 2005, to purchase up to 576,256 shares of common stock at an exercise price of $10 per share;

•	holders of any intercompany claims did not receive any property under the Plan; and

•	in general, post-petition claims were reinstated and will be or have been paid by the Company in the ordinary course of business.

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

December 31, 2005, 2004 and 2003

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

The Company’s shares were delisted from trading on the NASDAQ National Market effective at the opening of business on March 3, 2004. As of that date, the Company’s shares traded as an Other OTC issue under the symbol OGLEQ. The Company intends to seek approval to terminate that certain Registration Rights Agreement dated January 31, 2005 between the Company and certain holders of the Preferred Stock and to de-register its Common and Convertible Preferred stock. If the Company becomes a non-registrant, it will not be obligated to file periodic reports with the Securities and Exchange Commission nor comply with the Sarbanes-Oxley Act of 2002. Although the stock will continue to trade over the counter, it may become difficult to trade and will not qualify for listing on a major exchange such as NASDAQ, NMS.

The Company intends to continue to pursue the strategic operating plan it put in place over the last two years based on the core competencies to be the minerals company that processes, purifies packages and provides high quality chemical stone and sand for its customers, reward the work of its employees and creates sustained long-term value for its investors. The Company plans to expand its current markets and develop new markets for its limestone and limestone fillers, while maximizing the profitability of its sand and lime segments.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

The reconciliation of the items that were recorded in connection with the affects of the Plan of Reorganization, the fresh-start accounting policy changes and the adjustments to fair value of assets and liabilities. The table is adjusted for the impact of the O-N Minerals St. Clair discontinued operation. The table is presented below (in thousands):

		Reorganization Adjustments
	Historical	Fresh-Start Debt Discharge & Cancellation of Stock		Fresh-Start Accounting Policy Adjustments		Fresh-Start Fair Value Adjustments		Discontinued Operations	Reorganized Balance Sheet
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,694								$17,694
Accounts receivable (net of reserve for doubtful accounts of $2,036 in 2004)	62,549			$(101	)(2)			$(1,754)	60,694
Receivable from issuance of preferred stock		$84,591	(1)						84,591
Inventories:
Raw materials and finished products	32,959			(972	)(3)	$2,605	(3)	(1,423)	33,169
Operating supplies	14,401			(1,585	)(3)			(1,152)	11,664

	47,360	—		(2,557)		2,605		(2,575)	44,833
Deferred income taxes	3,719								3,719
Other current assets	20,972					(7,276	)(4)	(177)	13,519
Product liability insurance receivables	—	—		44,099	(24)	—		—	44,099
Current assets of discontinued operation	—	—		—		—		9,769	9,769

TOTAL CURRENT ASSETS	152,294	84,591		41,441		(4,671)		5,263	278,918

NET PROPERTY AND EQUIPMENT	394,291			(16,034	)(6)	61,010	(17),(21)	(5,263)	434,004
GOODWILL (net of accumulated amortization of $11,093 in 2004)	73,877					(73,877	)(5)		—
PREPAID PENSION COSTS	34,379					(31,454	)(7)		2,925
PRODUCT LIABILITY INSURANCE RECEIVABLES	—	—		137,225	(24)	—		—	137,225
OTHER ASSETS	12,604					(4,568	)(4)		8,036

TOTAL ASSETS	$667,445	$84,591		$162,632		$(53,560)		$—	$861,108

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

			Reorganization Adjustments
	Historical		Fresh-Start Debt Discharge & Cancellation of Stock		Fresh-Start Accounting Policy Adjustments		Fresh-Start Fair Value Adjustments		Discontinued Operations	Reorganized Balance Sheet
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$250,000		$92,166	(11),(14),(15)					—	$342,166
Accounts payable	26,594		20,867	(11)					$(1,670)	45,791
Payrolls and other accrued compensation	6,855		4,873	(9),(11)	$1,973	(10)			(169)	13,532
Accrued expenses	9,994		13,634	(1),(4),(8),(11)	1,464	(16),(18),(19)			(33)	25,059
Accrued interest expense	10,496		1,669	(11),(15)						12,165
Product liability claims	—		—		44,099	(24)	—		—	44,099
Income taxes payable	379		23	(11)					303	705
Current liabilities of discontinued operation	—		—		—		—		3,508	3,508

TOTAL CURRENT LIABILITIES	304,318		133,232		47,356		—		1,939	487,025
LONG-TERM DEBT, less current portion	—		11,027	(11)						11,027
POSTRETIREMENT BENEFITS OBLIGATION	2,636		50,951	(11)			$8,589	(13)		62,176
OTHER LONG-TERM LIABILITIES	8,356		35,325	(11),(12)	517	(19)	4,512		(50)	48,660
PRODUCT LIABILITY CLAIMS	—		964	(11)	137,225	(24)	—			138,189
DEFERRED INCOME TAXES	3,719						2,191	(7),(21),(22)	(1,889)	4,021
LIABILITIES SUBJECT TO COMPROMISE	308,002		(308,002	)(11)						—
STOCKHOLDERS’ EQUITY
Issuable Reorganized Company Preferred stock, par value $.01 authorized 30,000, issuable 8,500 shares	—		85	(1)						85
Issuable Reorganized Company Additional capital—Preferred	—		81,633	(1)			3,282	(1)		84,915
Issuable Reorganized Company Common stock, par value $.01 authorized 90,000, issuable 2,929 shares	—		29	(15)						29
Issuable Reorganized Company Additional capital—Common	—		24,981	(15)						24,981
Preferred stock, 5,000 shares authorized	—									—
Common stock, par value $1.00 per share—authorized 30,000; issued 7,253 shares	7,253						(7,253	)(20)		—
Additional capital	6,895						(6,895	)(20)		—
Retained earnings	59,413	(23)	54,366 (12	(1),(4),(8),(9) ),(14),(15)	(22,646 (16	)(2),(3),(6),(10) ),(18),(19)	(91,133 (13	)(1),(3),(4),(5),(7) ),(17),(20),(22)		—
Accumulated other comprehensive loss	(5,510)						5,510	(7)		—

	68,051		161,094		(22,646)		(96,489)		—	110,010
Treasury stock, at cost	(27,637)		0				27,637	(20)		—

	40,414		161,094		(22,646)		(68,852)		—	110,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$667,445		$84,591		$162,632		$(53,560)		$—	$861,108

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

Pledges receivable of $85 million were obtained by the Predecessor Company as of December 27, 2004 and were recorded as a receivable of $84.591 million on the Reorganized Company’s consolidated balance sheet. The receivable was discounted by one month to represent the time value of money of the actual cash that was be received ($85 million) on January 31, 2005. The difference between the receivable and the implied value of the preferred stock was charged to reorganization items, net.

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

Inventory

(3) As part of adopting Fresh-Start reporting on December 31, 2004, the Predecessor Company adjusted its inventory costing policy for work-in-process and finished goods from a twelve-month average cost to a first-in, first-out cost method (based on monthly averages). The Company also made a conforming change to its method of determining inventory densities in the Great Lakes Minerals segment that reduced the Reorganized Company’s inventory by $638,000. The charge was expensed as reorganization items, net.

The Reorganized Company adopted an accounting policy to reserve for the storage of “backyard” inventory. This policy reduced the Reorganized Company’s inventory by $1.919 million. The charge was expensed as reorganization items, net.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

The Predecessor Company used management and independent valuation specialists to calculate the profits earned by the Predecessor Company related to the expended mining effort of the Predecessor Company’s work-in-process and finished goods inventory to reflect a fair value of such inventory. The adjustment to the Reorganized Company’s inventory values (including the prior adjustments to density factors and slow moving inventory described above) was a net increase of $2.605 million. This credit was recorded in reorganization items, net.

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

Capitalized Stripping

(6) Historically, the Predecessor Company’s policy was that certain mining costs associated with the removal of waste rock in the mining process were recorded at cost and amortized on a units of production method based upon recoverable reserves. The capitalized costs were included as part of mineral reserves in property and equipment and the amortization was included with accumulated depreciation, depletion and amortization in the consolidated balance sheet.

As part of the Company’s accounting policies changes for Fresh-Start reporting, the Company no longer capitalizes these costs, but rather inventories these costs as part of normal production and expense into cost of goods sold as inventory is sold. Accordingly, $29.865 million that was capitalized in the historical financials as part of mineral reserves in Property and Equipment and $13.831 million that was part of accumulated depreciation, depletion and amortization on the historical financials was expensed as reorganization items, net.

Pensions

(7) In accordance with Fresh-Start reporting, the assets and liabilities of the Reorganized Company’s defined benefit plan are recorded at their fair value, which represents the net amount of the fair market value of pension assets compared with the projected benefit obligation. At December 31, 2004, the Reorganized Company’s fair value of assets was $92.440 million and the projected benefit obligation was $102.689 million. The fair value of each plan resulted in a prepaid pension cost asset of $2.925 million and a pension liability of $13.174 million. The adjustment to fair value resulted in a $43.132 million charge to reorganization items, net and the reduction of the Predecessor Company prepaid pension cost asset by $31.454 million, an increase of $3.755 million in other long-term liabilities related to the accrual for pension liabilities, a net reduction of $5.510 million in accumulated other comprehensive loss related to the Predecessor Company minimum pension liability, and a $2.412 million increase in the deferred tax liability relating to the tax effects of the accumulated other comprehensive loss.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Success Fee

(8) The Company’s Plan of Reorganization included a success fee for the Predecessor Company’s financial advisors and the Creditor’s Committee’s financial advisors that was paid upon legal emergence from bankruptcy. The accrual for this success fee was $2.75 million and was expensed as a charge to reorganization items, net.

Management Incentive Plan

(9) The Reorganized Company’s Plan of Reorganization included a cash-based management incentive plan for certain salaried employees of the Company that was paid upon legal emergence from bankruptcy. The accrual for this plan, including employer taxes, was $2.581 million at December 31, 2004. Additionally, the management incentive plan included an award of stock options that vested upon emergence to certain employees with a fair value of $487,000. These expenses were recorded to reorganization items, net.

Accrued Vacation

(10) The Reorganized Company made a conforming change to its vacation accrual accounting policy as part of Fresh-Start reporting for its salaried employees and non-union hourly employees. The change increased the Reorganized Company’s vacation accrual by $1.973 million and that change was expensed as reorganization items, net.

Liabilities Subject to Compromise

(11) The December 31, 2004 Predecessor Company’s balance sheet before the adjustments for Fresh-Start reporting included $308.002 million of total liabilities subject to compromise. These liabilities represented items that were pre-petition liabilities and potentially impaired in the bankruptcy. The adjustments needed to reflect the confirmation of the Plan move the majority of these liabilities out of the subject to compromise category, since none of these liabilities were impaired. At December 31, 2004 liabilities subject to compromise were as follows (in thousands):

Current portion of long-term debt	$187,060
Accounts payable	20,867
Payroll and other accrued compensation	2,292
Accrued expenses	6,998
Accrued Interest expense	7,280
Income taxes payable	23
OTHER LONG-TERM LIABILITIES	21,504
LONG-TERM DEBT, less current portion	11,027
POSTRETIREMENT BENEFITS OBLIGATION	50,951

TOTAL	$308,002

Michigan Limestone Purchase Agreement

(12) When the Predecessor Company acquired the Michigan Limestone operations, the purchase price included contingent payments subject to achieving certain operating performance parameters through 2011. At December 31, 2003 the Predecessor Company accrued a contingent payment of $2.1 million that was due to be paid in February 2004, but was not paid and was stayed as a result of the bankruptcy filing.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

After the petition date, the Creditors’ Committee entered into negotiations with certain of the holders of the MLO claims regarding possibly amending the interest purchase agreement. See “Contingent Payments” in the accounting policy section for further discussion.

Based upon the Company’s historical experience on tonnage shipments and other estimates, the estimated Fresh-Start reporting liability at December 31, 2004 related to the Amended Agreement with former owners of MLO is $16.285 million, with $1.5 million classified in other accrued expenses and $14.785 million classified in other long-term liabilities on the Predecessor Company’s consolidated balance sheet. This change increased the accrual by $14.185 million and that change was expensed as reorganization items, net.

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

Senior Subordinated Notes

(15) The holders of our allowed Senior Subordinated Notes of $100 million at December 31, 2004 and interest accrued of $5.611 million received distributions of the Reorganized Company’s common stock in satisfaction of their claims. The common stock has a par value of $.01 per share and 2,928,571 shares were issued to the former holders of the Senior Subordinated Notes. The holders of the Senior Subordinated Notes received an estimated $24.523 million in implied value. The difference between the $105.611 million in debt and accrued interest and the $24.523 million in equity is debt forgiveness income included in reorganization items, net.

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

Asset Retirement Obligations

(17) The Predecessor and Reorganized Company are legally required by various state and local regulations and/or contractual agreements to reclaim land disturbed by quarrying activities and to remove buildings, land

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

improvements and fixed equipment from certain properties upon termination of mining. The Reorganized Company was required to adjust its asset retirement obligation liability to fair value in Fresh-Start reporting which is the present value of amounts to be paid determined at appropriate current interest rates. This adjustment increased the asset retirement obligation liability by $758,000.

In addition, the Reorganized Company valued the fixed asset component of the asset retirement obligation liability at the same value and eliminated the associated accumulated depreciation previously recorded by the Predecessor Company. The impact was that the Reorganized Oglebay increased the net land reclamation asset by $4.821 million with the net credit of $4.063 million being recognized as a reorganization item, net.

Insurance

(18) The Reorganized Company changed its accounting policy as part of Fresh-Start reporting for the accrual of claims covered by certain protection and indemnity insurance policies in its Great Lakes Minerals segment. The change increased the Reorganized Company’s insurance accrual by $260,000 and that change was expensed as reorganization items, net.

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

Property and Equipment

(21) As part of Fresh-Start reporting, all assets were recorded at their respective fair values. Because of that requirement and the material nature of the property, plant and equipment, the Company engaged an independent valuation specialist to appraise its property, plant and equipment. Because each asset was recorded at fair value, the accumulated depreciation was netted with the gross property, plant and equipment on the Reorganized Company’s consolidated balance sheet. The result of the debt forgiveness and Fresh-Start reporting adjustments contemplated, compared with the reorganization value would require the Reorganized Company to write up its property and equipment by $56.189 million and increase its deferred tax liability by $21.914 million.

Deferred Taxes

(22) As part of Fresh-Start reporting, the Company recognized over $80 million of debt forgiveness income (recorded in reorganization items, net, see Item 15 above). This adjustment allowed the Company to reduce the valuation allowance needed on its net deferred tax assets by $10.408 million, with the credit going to reorganization items, net.

Additionally there were changes to the deferred tax liability based upon the changes to the assets and liabilities related to the Fresh-Start valuation adjustments and planned debt forgiveness.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Professional Fees

(23) The Predecessor Company incurred $18.779 million of reorganization expense, net, throughout 2004. These expenses were primarily related to legal and professional fees.

Product Liability Claims and Receivables

(24) As of the December 31, 2004 as an accounting policy change the Company recorded a receivable from its insurance carriers of $181.324 million which corresponds to the amount of the Company’s potential asbestos and silica liability that is covered by available insurance and is probable of recovery.

NOTE M—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 are summarized as follows (In thousands):

	Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
2005
Net sales and operating revenues	$116,029	$129,648	$125,641	$68,369
Cost of goods sold and operating expenses	91,545	98,711	98,143	54,044
Gross Profit	16,640	21,410	18,088	9,034
Income (loss) from continuing operations before discontinued operation	3,037	5,001	(128)	(11,988)
Income (loss) from discontinued operation, net of tax	2,516	(162)	(377)	(235)

Net income (loss)	5,553	4,839	(505)	(12,223)
Undeclared preferred dividends	(3,472)	(3,349)	(3,228)	(2,101)

Net income (loss) available to common shareholders	$2,081	$1,490	$(3,733)	$(14,324)

Per share amounts:
Basic—revised *
Continuing operations	$(0.13)	$0.49	$(1.01)	$(4.49)
Discontinued operation	0.74	(0.05)	(0.11)	(0.08)

Net income (loss)	$0.61	$0.44	$(1.12)	$(4.57)

Assuming dilution
Continuing operations	$(0.13)	$0.38	$(1.01)	$(4.49)
Discontinued operation	0.74	(0.01)	(0.11)	(0.08)

Net income (loss)	$0.61	$0.37	$(1.12)	$(4.57)

2004
Net sales and operating revenues	$109,961	$126,432	$118,771	$65,811
Cost of goods sold and operating expenses	88,063	93,499	87,975	51,091
Gross Profit	13,336	22,315	20,560	9,778
Income (loss) from continuing operations before discontinued operation	(73,462)	(13,028)	(1,393)	(17,512)
Income (loss) from discontinued operation, net of tax	(508)	73	(20)	(225)

Net loss	$(73,970)	$(12,955)	$(1,413)	$(17,737)

Per share amounts:
Loss from continuing operations	$(14.04)	$(2.49)	$(0.26)	$(3.35)
Income (loss) from discontinued operation	(0.10)	0.02	—	(0.05)

Net loss—basic and assuming dilution	$(14.14)	$(2.47)	$(0.26)	$(3.40)

*	During 2005, earnings per share was revised in the first three quarters to consider undeclared preferred dividends, non-vested shares in accordance with SFAS No. 123R and the discontinued operation. Accounting for the non-vested shares in accordance with 123R decreased basic earnings per share $0.36, $0.08, $0.02 in each of the first three quarters of 2005, respectively.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

On December 28, 2005, the Company sold its O-N Minerals Inland Operations St. Clair facility for $14 million of value subject to working capital adjustments to United States Lime and Minerals, Inc., and recognized a pretax gain of $4.255 million. The St. Clair facility operations are recognized as a discontinued operation for all periods presented.

In November 2005, the Company sold an idled self-unloading vessel the S/S Buckeye to Buckeye Holdings LLC, an affiliate of K & K Warehouse for $4 million with the proceeds of the sale used to repay debt. The company recognized a gain $2.217 million.

During the fourth quarter of 2004, the Company recorded a $59.413 million charge to reorganization items, net, as part of Fresh-Start reporting adjustments made to reflect the fair value of assets and liabilities, on a net basis, the restructuring of the Company’s capital structure and the resulting discharge of the senior lenders pre-petition debt. See Note A “Fresh-Start Reporting and Accounting Policies” for further discussion of this adjustment.

During the third quarter of 2004, the Company recorded a $5.695 million pre-tax asset impairment charge to further reduce the net book value of the mica operations Velarde plant. The impairment indicator was a temporary suspension of operations of the Velarde plant. The Velarde plant was written down to the estimated fair value based on current market offers.

In addition, $3.640 million of financing fees related to the pre-petition syndicated facility and initial DIP credit facility were written off in the third quarter of 2004 upon securing the second DIP credit facility.

During the second quarter of 2004, the Company completed a settlement with an insolvent insurance group for $4.668 million in respect of past and future claims. The $4.668 million was recorded as other income in the second quarter of 2004, and the restricted cash was recorded as an other current asset on the consolidated balance sheet as of December 31, 2004.

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

NOTE N—SUBSEQUENT EVENTS

Subsequent to December 31, 2005, the Company completed the sale of the S/S Reserve to Reserve Holdings LLC, an affiliate of K & K Warehouse for $4 million in March 2006 with an estimated gain of $1.6 million. Proceeds from the sale were used to retire debt.

SEC Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of Oglebay Norton Company (incorporated herein by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form 8-A12G (Commission No. 000-32665) filed on January 31, 2005).

3.2	Amended and Restated Regulations of Oglebay Norton Company (incorporated herein by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 8-A12G (Commission No. 000-32665) filed on January 31, 2005).

4.1	Specimen certificate for shares of common stock of Oglebay Norton Company (incorporated herein by reference to Exhibit 4(a) to Registrant’s Annual Report on Form 10-K/A (Commission No. 000-32665) filed on April 6, 2005).

4.2	Specimen certificate for shares of Series A Convertible Preferred Stock of Oglebay Norton Company (incorporated herein by reference to Exhibit 4(b) to Registrant’s Annual Report on Form 10-K/A (Commission No. 000-32665) filed on April 6, 2005).

4.3	Registration Rights Agreement, dated as of January 31, 2005, among Oglebay Norton Company and the parties who are signatories thereto (incorporated herein by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005).

10.1	2005 Management Stock Plan of Oglebay Norton Company (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (Commission No. 333-122432) filed on January 31, 2005).*

10.2	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.29 to Registrant’s Registration Statement on Form S-1 (Commission No. 333-122349) filed on January 27, 2005).*

10.3	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.28 to Registrant’s Registration Statement on Form S-1 (Commission No. 333-122349) filed on January 27, 2005).*

10.4	Oglebay Norton Company Management Incentive Plan (incorporated herein by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005).*

10.5	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Michael D. Lundin (incorporated herein by reference to Exhibit 10.10 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005).*

10.6	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Julie A. Boland (incorporated herein by reference to Exhibit 10.11 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005).*

10.7	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Sylvie A. Bon (incorporated herein by reference to Exhibit 10.12 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005).*

10.8	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Michael J. Minkel (incorporated herein by reference to Exhibit 10.13 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005).*

10.9	Change in Control and Employment Agreement, dated January 31, 2005, between Oglebay Norton Company and Rochelle F. Walk (incorporated herein by reference to Exhibit 10.14 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005).*

10.10	Director Compensation Summary Sheet (incorporated herein by reference to Exhibit 10.19 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005).*

SEC Exhibit No.	Description
10.11	Interest Purchase Agreement, dated as of April 14, 2000, by and among Oglebay Norton Company, Johnson Mining Inc., The Cary Mining Company, Inc., Michigan Minerals Associates, Inc. and Michigan Limestone Operations Limited Partnership (incorporated herein by reference to Exhibit 10.64 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Commission No. 333-115513) filed on November 19, 2004).*

10.12	Amendment No. 1 to Interest Purchase Agreement, by and among Oglebay Norton Company, Johnson Mining Inc., The Cary Mining Company, Inc., Michigan Minerals Associates, Inc. and Michigan Limestone Operations Limited Partnership (incorporated herein by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005).*

10.13	Form of MLO Guaranty (incorporated herein by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005).*

10.14	Director Indemnification Agreement with DeLyle W. Bloomquist, dated February 10, 2005 (incorporated herein by reference to 10.1 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005).*

10.15	Director Indemnification Agreement with Thomas O. Boucher, Jr., dated February 10, 2005 (incorporated herein by reference to 10.2 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005).*

10.16	Director Indemnification Agreement with Eugene I. Davis, dated February 10, 2005 (incorporated herein by reference to 10.3 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005).*

10.17	Director Indemnification Agreement with Laurence V. Goddard, dated February 10, 2005 (incorporated herein by reference to 10.4 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005).*

10.18	Director Indemnification Agreement with Robert H. Kanner, dated February 10, 2005 (incorporated herein by reference to 10.5 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005).*

10.19	Director Indemnification Agreement with John P. O’Brien, dated February 10, 2005 (incorporated herein by reference to 10.6 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005).*

10.20	Director and Officer Indemnification Agreement with Michael D. Lundin, dated February 10, 2005 (incorporated herein by reference to 10.7 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005).*

10.21	Officer Indemnification Agreement with Julie A. Boland, dated February 10, 2005 (incorporated herein by reference to 10.8 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005).*

10.22	Officer Indemnification Agreement with Sylvie A. Bon, dated February 10, 2005 (incorporated herein by reference to 10.9 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005).*

10.23	Officer Indemnification Agreement with Michael J. Minkel, dated February 10, 2005 (incorporated herein by reference to 10.10 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005).*

10.24	Officer Indemnification Agreement with Rochelle F. Walk, dated February 10, 2005 (incorporated herein by reference to 10.11 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 11, 2005).*

SEC Exhibit No.	Description
10.25	Financing Agreement, dated as of January 31, 2005, among Oglebay Norton Company and certain subsidiaries of Oglebay Norton Company, as borrowers, all other subsidiaries of Oglebay Norton Company, as guarantors, the lenders from time to time party thereto, Wells Fargo Foothill, Inc., as administrative agent, Bank One, NA and Bank of America, N.A., as documentation agents, and Silver Point Finance, LLC, as collateral agent, syndication agent and lead arranger (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005).

10.26	Amendment No. 1, dated June 1, 2005, to Financing Agreement, dated as of January 31, 2005, by and among Oglebay Norton Company, certain of its subsidiaries, as borrowers, all other subsidiaries of Oglebay Norton Company as guarantors, certain lenders from time to time party thereto, Silver Point Finance, LLC, as collateral agent and syndication agent as lead arranger, Wells Fargo Foothill, Inc., as administrative agent, and JPMorgan Chase Bank and Bank of America, N.A., each as a documentation agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on June 1, 2005).

10.27	Amendment No. 2 and Waiver, dated as of December 12, 2005, to the Financing Agreement, dated as of January 31, 2005, as amended by Amendment No. 1 thereto, dated as of June 1, 2005, by and among Oglebay Norton Company, each of its subsidiaries, as borrowers, and each of its subsidiaries listed as guarantors, the lenders from time to time party thereto, Silver Point Finance, LLC, as collateral agent and syndication agent and as lead arranger, Wells Fargo Foothill, Inc., as administrative agent, and JPMorgan Chase Bank and Bank of America, N.A, each as a documentation agent.

10.28	Security Agreement, dated as of January 31, 2005, executed by the Reorganized Companies in favor of Silver Point Finance, LLC, a Delaware limited liability company, as collateral agent (incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005).

10.29	Pledge Agreement, dated as of January 31, 2005, executed by the Reorganized Companies in favor of Silver Point Finance, LLC, a Delaware limited liability company, as collateral agent (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on February 1, 2005).

10.30	Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement) (incorporated herein by reference to Exhibit 10(o) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997).*

10.31	First Amendment to Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement) (incorporated herein by reference to Exhibit 10(o)(1) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997).*

10.32	Second Amendment to Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement), dated as of December 17, 1997 (incorporated herein by reference to Exhibit 10(m)(2) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 25, 1998).*

10.33	Oglebay Norton Company Assurance Trust Agreement, dated as of April 17, 2002, by and between Oglebay Norton Company and Bank One, Trust Company (which replaces the Oglebay Norton Company Pour-Over Rabbi Trust) (incorporated herein by reference to Exhibit 10(i) to Registrant’s Annual Report on Form 10-K/A (Commission No. 000-32665) filed on April 6, 2005).*

10.34	Irrevocable Trust Agreement II (incorporated herein by reference to Exhibit 10(l) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997).*

SEC Exhibit No.	Description
10.35	Amended and Restated Credit Agreement, made as of July 1, 2005, by and among ON Marine Services Company and Oglebay Norton Marine Services Company, L.L.C. and National City Bank (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on July 8, 2005).

10.36	Oglebay Norton Company Supplemental Savings and Stock Ownership Plan (incorporated herein by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997).*

10.37	First Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan (incorporated herein by reference to Exhibit 10(j)(1) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997).*

10.38	Second Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan (incorporated herein by reference to Exhibit 10(j)(2) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 31, 1997).*

10.39	Third Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan (incorporated herein by reference to Exhibit 10(h)(3) to Registrant’s Annual Report on Form 10-K (Commission No. 000-00663) filed on March 25, 1998).*

10.40	Oglebay Norton Company 2005 Executive Bonus Plan, dated October 3, 2005 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission No. 000-32665) filed on October 5, 2005).*

21	Subsidiaries of Oglebay Norton Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(a)	Certification of the Chief Executive Officer, M.D. Lundin, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification of the Chief Financial Officer, J.A. Boland, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of the Chief Executive Officer, M.D. Lundin, and Chief Financial Officer, J.A. Boland, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies exhibits constituting management contracts or compensation plans.